Form 10-K
period 2003-06-30
JEFFERSON BANCSHARES INC
filed 2003-09-29
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-50347

JEFFERSON BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

TENNESSEE	45-0508261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Evans Avenue, Morristown, Tennessee	37814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 586-8421

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $87,783,236 based upon the closing price ($12.39 per share) as quoted on the Nasdaq National Market on July 2, 2003, which was the date the registrant’s common stock commenced trading. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

The number of shares outstanding of the registrant’s common stock as of September 26, 2003 was 8,375,985.

DOCUMENTS INCORPORATED BY REFERENCE

None

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Jefferson Bancshares, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Jefferson Bancshares operates, as well as nationwide, Jefferson Bancshares’ ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

PART I

Item 1.	Business

General

Jefferson Bancshares, Inc. (also referred to as the “Company” or “Jefferson Bancshares”) was organized as a Tennessee corporation at the direction of Jefferson Federal Bank, formerly “Jefferson Federal Savings and Loan Association of Morristown” (referred to as the “Bank” or “Jefferson Federal”), in March 2003 to become the holding company for Jefferson Federal upon the completion of its “second-step” mutual-to-stock conversion (the “Conversion”) of Jefferson Bancshares, M.H.C. (the “MHC”). The Conversion was completed on July 1, 2003. As part of the Conversion, the MHC merged into Jefferson Federal thereby ceasing to exist and Jefferson Federal Savings and Loan Association of Morristown changed its name to “Jefferson Federal Bank.” The Company sold 6,612,500 shares of its common stock at a price of $10.00 per share to depositors of the Bank in a subscription offering raising approximately $64.5 million in net proceeds. The Company also exchanged approximately 1,389,000 shares of its common stock for all the outstanding shares of the Bank’s common stock (other than shares held by the MHC), representing an exchange ratio of 4.2661 for each share of Jefferson Federal outstanding. In addition, the Bank established the Jefferson Federal Charitable Foundation, which was funded with $250,000 and 375,000 shares of Company common stock.

The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the Conversion, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Jefferson Federal operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market area. Jefferson Federal attracts deposits from the general public and uses those funds to originate loans, which it holds for investment.

Available Information

We maintain an Internet website at http://www.jeffersonfederal.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Market Area

We are located in Morristown, Tennessee, which is situated approximately 40 miles northeast of Knoxville, Tennessee in the northeastern section of the state. We consider Hamblen County, with a population of approximately 59,000, and its contiguous counties to be our primary market area. The economy of our market area is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the unemployment rates for the State of Tennessee have compared favorably to the national rate as well as the rate in Hamblen County. In this regard, the average monthly unemployment rate in Hamblen County has decreased from 6.2% for 2001 to 5.6% for 2002, but remained above the state average and slightly below the national average. Importantly, the slow economy in Jefferson Federal’s market has been evidenced in other ways such as through diminished hours worked for hourly employees in the manufacturing sector, which is the largest component of the local economy.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2002, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 31.34% of the deposits in Hamblen County, which is the largest market share out of eight financial institutions with offices in the county. However, banks owned by Suntrust Banks, Inc., First Tennessee National Corporation, Union Planters Corporation and National Commerce Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. Our loan portfolio consists of a variety of mortgage, commercial and consumer loans. As a community-oriented financial institution, we try to meet the borrowing needs of consumers and businesses in our market area. Mortgage loans constitute a significant majority of the portfolio, and residential mortgage loans are the largest segment in that category.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new one- to four-family homes. We offer fixed-rate mortgage loans with terms up to 15 years and adjustable-rate mortgage loans with terms up to 25 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk.

While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Interest rates and payments on our adjustable-rate loans generally are adjusted annually based on any change in the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders as published by the Federal Housing Finance Board. Changes in this index tend to lag behind changes in market interest rates. Our adjustable-rate mortgage loans may have initial fixed-rate periods ranging from one to five years.

We originate all adjustable-rate loans at the fully indexed interest rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per year and the lifetime interest rate cap is generally 5% over the initial interest rate of the loan. Our adjustable-rate residential mortgage loans generally do not provide for a decrease in the rate paid below the initial contract rate. The inability of our residential real estate loans to adjust downward below the initial contract rate can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.

While one- to four-family residential real estate loans are normally originated with up to 25-year terms; such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the mortgage loans in the our loan portfolio contain due-on-sale clauses providing that Jefferson Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. Jefferson Federal enforces these due-on-sale clauses to the extent permitted by law. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We do not emphasize the origination of loans that conform to guidelines for sale in the secondary mortgage market, as we have not sold any loans in recent years. We generally do not make conventional loans with loan-to-value ratios exceeding 85% and generally make loans with a loan-to-value ratio in excess of 85% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 90% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans in excess of $50,000 to be appraised by a board-approved appraiser. We require title insurance on all mortgage loans in excess of $25,000. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

Home Equity Lines of Credit. We offer home equity lines of credit on single family residential property in amounts up to 80% of the appraised value. Rates and terms vary by borrower qualifications, but are generally offered on a variable rate, open-end term basis with maturities of ten years or less.

Commercial Real Estate and Multi-Family Loans. An important segment of our loan portfolio is mortgage loans secured by commercial and multi-family real estate. Our commercial real estate loans are secured by professional office buildings, shopping centers, manufacturing facilities, hotels, vacant land, churches and, to a lesser extent, by other improved property such as restaurants and retail operations. We intend to continue to emphasize and grow this segment of our loan portfolio.

We originate both fixed- and adjustable-rate loans secured by commercial and multi-family real estate with terms up to 25 years. Fixed-rate loans have provisions that allow us to call the loan after five years. Adjustable-rate loans are based on prime and adjust monthly. Loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. When the borrower is a corporation, partnership or other entity, we generally require personal guarantees from significant equity holders. Currently, it is our philosophy to originate commercial real estate loans only to borrowers known to us and on properties in or near our market area.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. We also perform annual reviews and prepare write-ups on all lending relationships of $250,000 or more where the loan is secured by commercial or multi-family real estate.

At June 30, 2003, loans with principal balances of $500,000 or more secured by commercial real estate totaled $15.9 million, or 32.5% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $8.3 million, or 62.4% of multifamily loans. At June 30, 2003, all of these loans were performing in accordance with their terms.

Construction Loans. We originate loans to finance the construction of one-to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2003, $4.0 million of our construction loans were for the construction of one- to four-family homes and $1.2 million was for the construction of commercial or multi-family real estate. We principally finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a “pre-sold” basis, however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $225,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models, and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications for disbursements on larger commercial loans.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Land Loans. We originate loans secured by unimproved property, including lots for single family homes, raw land, commercial property and agricultural property. We originate both fixed- and adjustable-rate land loans with terms up to 15 years. Adjustable-rate loans are based on prime and adjust monthly. Loans secured by unimproved commercial property or for land development generally have five-year terms with a longer amortization schedule. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% of the lesser of the appraised value or the purchase price.

At June 30, 2003, our largest land loan was for $4.3 million and was secured by commercial real estate. At June 30, 2003, loans with principal balances of $500,000 or more secured by unimproved property totaled $5.1 million, or 49.6% of land loans. All of these loans were performing in accordance with their terms at that date.

Commercial Business Loans. We extend commercial business loans on an unsecured and secured basis. Secured loans generally are collateralized by industrial/commercial machinery and equipment, livestock, farm machinery and, to a lesser extent, accounts receivable and inventory. We originate both fixed- and adjustable-rate commercial loans with terms up to 20 years. Fixed-rate loans have provisions that allow us to call the loan after five years. Adjustable-rate loans are based on prime and adjust monthly. Where the borrower is a corporation, partnership or other entity, we generally require personal guarantees from significant equity holders.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with commercial and multi-family real estate lending. Although the repayment of commercial and multi-family real estate loans depends primarily on the cash-flow of the property or related business, the underlying collateral generally provides a sufficient source of repayment. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral if a borrower defaults is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the cash-flow, character and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary.

Consumer Loans. We offer a variety of consumer loans, primarily secured by automobiles and savings accounts. Other consumer loans include loans on recreational vehicles and boats, debt consolidation loans, and personal unsecured debt. We market education loans as a “Team Lender” through the Educational Funding of the South, Inc. (“EdSouth”), whereas EdSouth funds the loans and pays a marketing fee to us.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We use a credit scoring system and charge borrowers with poorer credit scores higher interest rates to compensate for the additional risks associated with those loans.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Subprime Loans. In the past, as part of our philosophy of serving the credit needs of all of the members of our local community, we regularly made loans to persons with poor or marginal credit histories. In making loans to these persons, we often relied on the value of the collateral securing the loan and gave less consideration to their credit history. Several years ago, we began to monitor our residential mortgage and consumer loans by reference to the borrower’s Beacon credit score. A Beacon score is a principal measure of credit quality and is one of the significant criteria we now rely upon in our underwriting. We categorized loans to borrowers with a Beacon credit score below 600 as “subprime” and loans to borrowers with a Beacon credit score of 600 or above as “prime.” Although in the past we frequently made loans to subprime borrowers, we did not have a subprime lending program in the sense that we did not focus on subprime lending through planned business strategies, tailored products or explicit borrower targeting. Our subprime loans were made as part of our general lending efforts on the same terms and under the same policies as prime loans.

We have revised our underwriting guidelines to focus on the borrower’s income or cash flow as the primary source of repayment, with the collateral as the second or third source of payment. As a result of these changes in our underwriting guidelines, we generally do not make loans to borrowers with a Beacon credit score below 600.

With approval of our Loan Committee or Board of Directors, we may make exceptions to this policy for existing customers. The consequence of our revised underwriting guidelines is that the balance of subprime loans in our portfolio is declining as these loans are repaid and not replaced.

Loan Originations. All of our loans are originated by in-house lending officers and are underwritten and processed in-house. We rely on advertising, referrals from realtors and customers, and personal contact by our staff to generate loan originations. We generally retain for our portfolio all of the loans that we originate. We occasionally purchase participation interests in commercial real estate loans through other financial institutions in our market area.

Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to certain officers on an individual and combined basis for consumer (including residential mortgages) and commercial purpose loans up to a maximum of $500,000 per transaction. All loans with aggregate exposure of $1.0 million or more require the approval of our Loan Committee or Board of Directors.

The Loan Committee meets every two weeks to review all mortgage loans made within granted lending authority of $75,000 or more and all non-mortgage loans made within granted lending authority of $50,000 or more. The committee approves all requests which exceed granted lending authority or when the request carries aggregate exposure to us of $1.0 million or more. The committee reviews credit relationships of $250,000 or more on a periodic basis in addition to addressing all other credit guideline issues as they may arise. The minutes of the committee are reported to and reviewed by the Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2003 our regulatory limit on loans to one borrower was $5.7 million. At that date our largest lending relationship was $4.3 million and consisted of a commercial real estate loan. This loan was performing according to its original repayment terms at June 30, 2003.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 90 days or less.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 17 days past due. If payment is not then received, additional letters and phone calls generally are made. When the loan becomes 60 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. When the loan becomes 90 days past due, we will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Exceptions on commencement of foreclosure actions for commercial real estate loans and mortgage loans are made on a case-by-case basis by the Board of Directors. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Cincinnati and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities. We also are required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.

At June 30, 2003, our investment portfolio consisted of Federal agency debt securities with maturities of seven years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. We purchase mortgage-backed securities in an effort to increase yield, improve liquidity, provide call protection, and enhance our qualified thrift lender ratio.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Any two of the following officers are authorized to purchase or sell investments: President, Executive Vice President, and/or Vice President. There is a limit of $2.0 million par value on any single investment purchase unless approval is obtained from the Board of Directors. For mortgage-backed securities, real estate mortgage investment conduits and collateralized mortgage obligations issued by Ginnie Mae, Freddie Mac or Fannie Mae, purchases are limited to a current par value of $2.5 million without Board approval.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. We may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer term basis for general business purposes.

Deposit Accounts. Substantially all of our depositors are residents of the State of Tennessee. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, Christmas club savings accounts, certificates of deposit and retirement savings plans. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing monthly. In the past, our strategy had been to attract and retain deposits by offering the highest rates in our market area. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity. We have also changed our advertising to emphasize transaction accounts, with the goal of shifting our mix of deposits towards a smaller percentage of higher cost time deposits.

Borrowings. We have occasionally relied upon advances from the Federal Home Loan Bank of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank are typically secured by our first mortgage loans.

The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. We have the authority to borrow up to 20% of assets under a short-term line of credit.

Personnel

As of June 30, 2003, we had 60 full-time employees and 7 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Bancshares are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2003. The executive officers of Jefferson Bancshares are:

Name	Age	Position
Anderson L. Smith	55	President and Chief Executive Officer
Jane P. Hutton	45	Chief Financial Officer, Treasurer and Secretary

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2003. The executive officers of Jefferson Federal are:

Name	Age	Position
Anderson L. Smith	55	President and Chief Executive Officer
Douglas H. Rouse	50	Senior Vice President
Jane P. Hutton	45	Vice President and Comptroller
Eric S. McDaniel	32	Vice President and Senior Operations Officer

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services - East Tennessee Metro, First Tennessee Bank National Association. Age 55. Director since 2002.

Jane P. Hutton has been Treasurer and Secretary of Jefferson Bancshares since March 2003 and Vice President and Comptroller of Jefferson Federal since July 2002. Ms. Hutton was named Chief Financial Officer of Jefferson Bancshares in connection with the consummation of the Conversion on July 1, 2003. From June 1999 until July 2002, Ms. Hutton served as Assistant Financial Analyst. Prior to joining Jefferson Federal, Ms. Hutton worked as a licensed insurance agent and was the business manager for a family-owned dairy farm in Greeneville, Tennessee. Age 45.

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President. Age 50.

Eric S. McDaniel has been Vice President and Senior Operations Officer of Jefferson Federal since July 2002. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor. Age 32.

Subsidiaries

We have one subsidiary, Jefferson Service Corporation of Morristown, Tennessee, Inc., which owns stock in Intrieve, Inc., a computer service bureau, and has an ownership interest in Bankers Title of East Tennessee, LLC, a title insurance agency. Our subsidiary also has a small investment in a credit life reinsurance company.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Jefferson Bancshares is required by federal law to report to, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Jefferson Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Jefferson Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Jefferson Federal must file reports with the Office of

Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision conducts periodic examinations to test Jefferson Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on us and our operations. Certain of the regulatory requirements applicable to us are referenced below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on us.

Holding Company Regulation

Jefferson Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under federal law, Jefferson Bancshares may engage only in the activities permitted for financial holding companies under the Federal Bank Holding Company Act or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by Jefferson Bancshares of another savings association or savings bank that meets the qualified thrift lender test (as described below) and is deemed to be a savings institution by the Office of Thrift Supervision, Jefferson Bancshares would become a multiple savings and loan holding company (if the acquired association is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations. However, the Office of Thrift Supervision has issued an interpretation concluding that the multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Jefferson Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to Jefferson Bancshares. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for a federal association, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage (core capital) ratio (3% for certain institutions receiving the highest rating on the CAMELS examination rating system) and an 8% total risk-based capital ratio. In addition, the prompt corrective action regulations discussed below also establish minimum standards of a 4% leverage (core capital) ratio (3% for institutions receiving the highest CAMELS rating), a 4% Tier 1 risk-based ratio and an 8% total risk-based capital ratio in order for an institution to be adequately capitalized. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. A savings institution also must maintain risk–based capital for recourse obligations, direct credit substitutes and residual interests. The amount of risk-based capital required for a residual interest generally depends on its credit rating by a nationally recognized statistical rating organization (or lack thereof). Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock and certain other preferred stock, mandatory convertible securities, subordinated debt, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2003, Jefferson Federal met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has total risk-based capital of 10% or more has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure is considered to be “well capitalized.” A savings institution that has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized” is considered to be “adequately capitalized.” A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to narrow exceptions, the Office of Thrift Supervision is required to appoint a receiver or conservator 90 days after an institution becomes “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The Office of Thrift Supervision will not accept a capital restoration plan unless it determines that the plan contains all of the required elements, is based on realistic assumptions, is likely to succeed in restoring the institution’s capital and would not appreciably increase the risk to which the institution is exposed. Compliance with the plan must be guaranteed by any parent holding company. This guarantee may prevent the holding company from making any capital distributions to shareholders, repurchasing any of its own stock or incurring additional debt. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Jefferson Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Jefferson Federal. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2002, FICO payments for Savings Association Insurance Fund members approximated 1.68 basis points of assessable deposits.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. In addition, its holding company may be required to register as a bank holding company. As of June 30, 2003, Jefferson Federal met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with or condition imposed by the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In the event Jefferson Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Jefferson Federal’s ability to make capital distributions could be restricted. As a result of its Conversion, Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion and may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the Conversion. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Transactions with Related Parties. Jefferson Federal’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including Jefferson Bancshares and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The recently enacted Sarbanes-Oxley Act generally prohibits loans by Jefferson Bancshares to its executive officers and directors. However, that act contains a specific exception for loans by federally insured depository institutions to its executive officers and directors in compliance with federal banking laws. Under such laws, Jefferson Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Jefferson Federal may make to insiders and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not to involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership or conservatorship. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The OTS also has enforcement authority over savings and loan holding companies such as Jefferson Bancshares. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

Jefferson Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Jefferson Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Jefferson Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2003 of $1.5 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Jefferson Federal’s net interest income would likely also be reduced. The Gramm-Leach-Bliley Act has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Jefferson Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2003 year, Jefferson Federal’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Jefferson Federal makes a “non-dividend distribution” to Jefferson Bancshares as described below.

Distributions. If Jefferson Federal makes “non-dividend distributions” to Jefferson Bancshares, the distributions will be considered to have been made from Jefferson Federal’s unrecaptured tax bad debt reserves, including the balance of its reserves as of June 30, 1988, to the extent of the “non-dividend distributions,” and then from Jefferson Federal’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Jefferson Federal’s taxable income. Non-dividend distributions include distributions in excess of Jefferson Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Jefferson Federal’s current or accumulated earnings and profits will not be so included in Jefferson Federal’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Jefferson Federal makes a non-dividend distribution to Jefferson Bancshares, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Jefferson Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Tennessee imposes franchise and excise taxes. The franchise tax ($0.25 per $100) is applied either to our apportioned net worth or the value of property owned and used in Tennessee, whichever is greater, as of the close of our fiscal year. The excise tax (6.5%) is applied to net earnings derived from business done in Tennessee. Under Tennessee regulations, bad debt deductions are deductible from the excise tax. There have not been any audits of our state tax returns during the past five years.

Any cash dividends, in excess of a certain exempt amount, that are paid with respect to Jefferson Bancshares common stock to a shareholder (including a partnership and certain other entities) who is a resident of the State of Tennessee will be subject to the Tennessee income tax which is levied at a rate of six percent. Any distribution by a corporation from earnings according to percentage ownership is considered a dividend, and the definition of a dividend for Tennessee income tax purposes may not be the same as the definition of a dividend for federal income tax purposes. A corporate distribution may be treated as a dividend for Tennessee tax purposes if it is made from funds that exceed the corporation’s earned surplus and profits under certain circumstances.

ITEM 2.	PROPERTIES

Properties

We conduct our business through our main office and drive-through facilities. The following table sets forth certain information relating to these facilities as of June 30, 2003. We believe that our facilities are adequate to meet our present and immediately foreseeable needs:

Location	Year Opened	Net Book Value as of June 30, 2003	Square Footage	Owned/ Leased
	(Dollars in thousands)
Main Office 120 Evans Avenue Morristown, Tennessee	1997	$3,364	24,000	Owned

Drive-Through 143 E. Main Street Morristown, Tennessee	1995	447	800	Owned

Drive-Through 1960 W. Morris Blvd. Morristown, Tennessee	1998	52	700	Leased	(1)

(1)	The current lease expires in April 2007, with an option for an additional five years.

ITEM 3.	LEGAL PROCEEDINGS

Jefferson Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Jefferson Federal, such as claims to enforce liens, condemnation proceedings on properties in which Jefferson Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Jefferson Federal’s business. Jefferson Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of Jefferson Federal was held on June 25, 2003. The meeting was held for the purpose of considering and acting upon the approval of the plan of conversion and the establishment of the Jefferson Federal Charitable Foundation. The following table reflects the tabulation of the votes with respect to each matter voted upon at the special meeting:

	Number of Votes
Matters Considered	For	Against
A plan of conversion pursuant to which Jefferson Federal will convert from the mutual form of organization to the stock form of organization.	1,762,025	16,657

The establishment of the Jefferson Federal Charitable Foundation, a Tennessee non-stock corporation.	1,742,405	35,857

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until July 1, 2003, shares of Jefferson Federal’s common stock were traded over-the-counter and quoted on the Pink Sheets under the symbol “JFSZ.”

Jefferson Federal completed its second-step conversion on July 1, 2003. Jefferson Bancshares’ common stock began trading on the Nasdaq National Market under the symbol “JFBI” on July 2, 2003. The initial offering price was $10.00 per share. As of June 30, 2003, Jefferson Federal had approximately 262 holders of record (excluding the number of person or entities holding stock in street name through various brokerage firms), and 1,875,500 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2002 and June 30, 2003 for Jefferson Federal’s common stock, and corresponding quarterly dividends period per share. The data included in this table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2003
Fourth quarter	11.84	10.08	0.076
Third quarter	16.42	7.50	0.029
Second quarter	7.57	6.56	0.029
First quarter	8.20	6.91	0.029

Year Ended June 30, 2002
Fourth quarter	8.20	7.09	0.076
Third quarter	7.50	5.16	0.029
Second quarter	5.04	4.92	0.029
First quarter	3.98	3.16	0.029

The Board of Directors of Jefferson Bancshares has the authority to declare dividends on the common stock, subject to statutory and regulatory requirements. The Board of Directors has declared an initial quarterly dividend of $.04 per share, which will be paid on October 10, 2003 to shareholders of record as of September 30, 2003. In the past, Jefferson Federal paid a special dividend in the fourth quarter of its fiscal year. Jefferson Bancshares will evaluate whether it is appropriate to pay a special dividend and makes no assurances that it will pay a special dividend. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to Jefferson Bancshares or Jefferson Federal, capital requirements, regulatory limitations, Jefferson Bancshares’ and Jefferson Federal’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

Jefferson Bancshares is subject to the requirements of Tennessee law, which generally prohibits distributions to shareholders if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Use of Proceeds

The following information is provided with respect to the Company’s sale of its common stock as part of the Conversion.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-103961) was May 13, 2003.

b.	The offering was consummated on July 1, 2003 with the sale of 6,612,500 shares of common stock. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 8,376,573 shares which represented an aggregate offering amount of $83,765,730. The amount included 6,612,500 shares (or $66.1 million) sold in the offering, 1,388,485 shares of Company common stock exchanged for outstanding shares of Jefferson Federal common stock (other than shares held by Jefferson Bancshares, M.H.C.) and 375,000 shares (or $3.75 million) issued to Jefferson Federal Charitable Foundation, Inc.

d.	A reasonable estimate of the expenses incurred in connection with the Conversion and offering was $1.6 million, including expenses paid to and for the underwriter of $625,000 million, and other expenses of $1.0 million. The net proceeds resulting from the offering after deducting expenses were approximately $64.5 million.

e.	The net proceeds are invested in federal funds sold and fixed income securities. This use of net proceeds is materially consistent with the use of proceeds described in the prospectus.

ITEM 6.	SELECTED FINANCIAL DATA

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Financial Condition Data:
Total assets	$363,602	$267,340	$254,464	$230,589	$220,075
Loans receivable, net	180,010	190,032	181,191	170,172	167,984
Cash and cash equivalents, interest-bearing deposits, and investment securities	172,943	67,198	63,056	50,573	42,616
Borrowings	2,000	2,000	2,000	4,000	—
Deposits	324,247	231,849	222,061	199,141	194,339
Stockholders’ equity	36,625	32,901	29,892	26,936	25,205

Operating Data:
Interest income	$17,259	$19,380	$19,254	$17,646	$16,535
Interest expense	6,518	10,267	11,740	10,058	9,427

Net interest income	10,741	9,113	7,514	7,588	7,108
Provision for loan losses	787	1,221	960	1,270	764

Net interest income after provision for loan losses	9,954	7,892	6,554	6,318	6,344

Noninterest income	979	1,021	910	1,222	760
Noninterest expense	5,273	5,069	3,993	3,732	3,314

Earnings before income taxes	5,660	3,844	3,471	3,808	3,790
Total income taxes	2,068	1,418	1,283	1,425	1,387

Net earnings	$3,592	$2,426	$2,188	$2,383	$2,403

Per Share Data:
Earnings per share, basic	$1.92	$1.30	$1.17	$1.30	$1.30
Earnings per share, diluted	$1.92	$1.30	$1.17	$1.30	$1.30
Dividends per share(1)	$0.70	$0.70	$0.70	$0.70	$0.70

(1)	Represents dividends paid per share of Jefferson Federal common stock to shareholders other than Jefferson Bancshares, MHC, which waived the receipt of all dividends during the periods presented. Dividends waived by Jefferson Bancshares, MHC totaled $5.4 million during the years ended June 30, 2003, 2002, 2001, 2000 and 1999.

	At or For the Year Ended June 30,
	2003	2002	2001	2000	1999
Performance Ratios:
Return on average assets	1.32%	0.91%	0.90%	1.05%	1.15%
Return on average equity	10.25	7.68	7.60	9.19	9.77
Interest rate spread (1)	3.66	3.02	2.56	2.92	2.93
Net interest margin (2)	4.10	3.53	3.20	3.47	3.52
Noninterest expense to average assets	1.94	1.90	1.65	1.64	1.59
Efficiency ratio (3)	45.30	50.73	47.46	42.36	41.93
Average interest-earning assets to average interest-bearing liabilities	117.67	112.77	112.70	111.80	112.69
Dividend payout ratio (4)	36.46	53.79	59.62	54.72	54.27

Capital Ratios:
Tangible capital	9.75	12.00	11.50	11.60	11.30
Core capital	9.75	12.00	11.50	11.60	11.30
Risk-based capital	21.06	21.10	20.20	20.30	18.90
Average equity to average assets	12.90	11.87	11.87	11.41	11.80

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	1.54	1.37	1.17	1.15	1.14
Allowance for loan losses as a percent of nonperforming loans	161.79	130.40	80.10	49.10	38.30
Net charge-offs to average outstanding loans during the period	0.34	0.38	0.43	0.71	0.26
Nonperforming loans as a percent of total loans	0.95	1.09	1.52	2.43	3.08
Nonperforming assets as a percent of total assets	0.82	1.16	1.54	1.91	2.55

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes to the financial statements that appear elsewhere in this report.

Overview

Income

We have two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income – which is the income that we earn on our loans and investments – and interest expense – which is the interest that we pay on our deposits and borrowings.

Our second principal source of pre-tax income is fee income – the compensation we receive from providing products and services. Most of our fee income comes from service charges on NOW accounts and fees for late loan payments. We also earn fee income from ATM charges, insurance commissions, safe deposit box rentals and other fees and charges.

We occasionally recognize gains or losses as a result of sales of investment securities or foreclosed real estate. These gains and losses are not a regular part of our income.

Expenses

The expenses we incur in operating our business consist of compensation and benefits expenses, occupancy expenses, equipment and data processing expense, deposit insurance premiums, advertising expenses, expenses for foreclosed real estate and other miscellaneous expenses.

Compensation and benefits consist primarily of the salaries and wages paid to our employees, fees paid to our directors and expenses for retirement and other employee benefits.

Occupancy expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and costs of utilities.

Equipment and data processing expense includes fees paid to our third-party data processing service and expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the useful lives of the related assets. Estimated lives are five to 40 years for building and improvements, and three to 10 years for furniture and equipment.

Deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Expenses for foreclosed real estate include maintenance and repairs on foreclosed properties prior to sale.

Other expenses include expenses for attorneys, accountants and consultants, payroll taxes, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses and deferred income taxes.

Allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

Results of Operations for the Years Ended June 30, 2003, 2002 and 2001

Overview.

	2003	2002	2001	% Change 2003/2002	%Change 2002/2001
	(Dollars in thousands, except per share data)
Net earnings	$3,592	$2,426	$2,188	48.1%	10.9%
Net earnings per share, basic	$1.92	$1.30	$1.17	47.7%	11.1%
Net earnings per share, diluted	$1.91	$1.29	$1.17	48.1%	10.3%
Return on average assets	1.32%	0.91%	0.90%
Return on average equity	10.24%	7.68%	7.60%

2003 v. 2002. Net earnings for 2003 were $3.6 million, representing an increase of $1.2 million, or 48.1%, from net earnings of $2.4 million for 2002. On a diluted per share basis, earnings increased to $1.91 for fiscal 2003 from $1.29 for fiscal 2002. The resulting return on average assets was 1.32% and the return on average stockholders’ equity was 10.24%, as compared to 0.91% and 7.68%, respectively, for 2002. The increase in net earnings was primarily attributable to an increase in net interest income accompanied by a decrease in the provision for loan losses, which more than offset an increase in noninterest expense.

2002 v. 2001. Net earnings increased due primarily to an increase in both net interest income and noninterest income, which more than offset an increase in noninterest expense. Net interest income increased primarily as a result of growth in interest-earning assets and a decrease in the cost of funds. Noninterest income increased primarily as a result of an increase in the gain on sale of investment securities.

Net Interest Income.

2003 v. 2002. Net interest income for fiscal 2003 increased $1.6 million, or 17.9%, to $10.7 million as a result of a significant decrease in the cost of funds which more than offset a decrease in the average yield on interest earning assets. The interest rate spread increased to 3.66% for 2003 compared to 3.02% for 2002, while the net interest margin increased to 4.10% for 2003 compared to 3.53% for 2002.

Interest income decreased $2.1 million, or 10.9%, to $17.3 million for 2003 due primarily to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets declined 91 basis points to 6.59% for 2003 compared to 7.50% for 2002. The level of average interest-earning assets increased $3.6 million, or 1.4% as an increase in interest-earning deposits more than offset decreases in the average balances of loans, mortgage-backed securities, and investment securities. Interest on loans decreased $1.2 million, or 7.7%, to $14.8 million for 2003 due to decline in the average yield and the average balance of loans. The average yield on loans declined as we originated loans at lower interest rates due to the prevailing low interest rate environment. The average balance of loans decreased as a result of heavy refinancing activity and our decision to tighten underwriting to strengthen asset quality. Interest on mortgage-backed securities decreased $343,000, or 25.7%, to $992,000 for 2003 due to a decline in both the average balance and the average yield. The decrease in the average balance of mortgage-backed securities is the result of increased principal repayments due to the prevailing low interest rate environment. Approximately 85% of our mortgage-backed securities have adjustable rates and have repriced downward during the low interest rate environment. Interest on investment securities decreased $520,000, or 28.7%, to $1.3 million due to a decline in both the average balance and the average yield. During 2003, approximately $15.1 million of our investment securities were called resulting in a lower average balance and lower average yield.

Total interest expense decreased $3.7 million, or 36.5%, to $6.5 million for 2003 as the result of a 157 basis point decline in the average cost of interest-bearing deposits to 2.91% and a decline in the average balance of deposits of $6.5 million, or 2.8%. The decline in the average cost of deposits was the result of lower market interest rates and a transition of deposits into lower costing transaction accounts.

2002 v. 2001. Net interest income increased $1.6 million, or 21.3%, to $9.1 million for 2002. The increase in net interest income for 2002 was primarily attributable to a higher volume of interest-earning assets and a decrease in the cost of funds.

Total interest income increased $125,000, or 0.7%, to $19.4 million for 2002, resulting from an increase in the volume of interest-earning assets, which more than offset a decrease in the average yield. During 2002, average interest-earning assets increased by $23.3 million, or 9.9%, to $258.3 million, while the average yield decreased 69 basis points to 7.50%. The composition of interest-earning assets generally consists of loans, investments and interest-bearing deposits. The increase in average interest-earning assets was primarily due to increases in the average balance of loans and mortgage-backed securities, which were partially offset by a decrease in investment securities. Interest on loans receivable increased $108,000, or 0.7%, to $16.0 million for 2002 due primarily to an increase in the volume of loans, which more than offset a decrease in the yield on mortgage loans. During 2002, we originated loans at lower interest rates due to the prevailing low interest rate environment. Interest on mortgage-backed securities increased 77.3% as we increased our balance of these investments. Interest on investment securities decreased 22.8% as a result of a decrease in both the average balance and the average yield. Maturities and calls reduced the size of our investment securities portfolio and left us with lower yielding securities.

Total interest expense decreased $1.5 million, or 12.6%, to $10.3 million for 2002 due primarily to a decrease in the average rate paid on deposits, which more than offset an increase in the average balance. The average interest rate paid on deposits decreased 114 basis points as a result of the prevailing low interest rate environment. During 2002 we emphasized low yielding transaction accounts and our customers preferred to invest in shorter-term certificates of deposit.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average of month-end balances, and nonaccrual loans are included in average balances; however, accrued interest income has been excluded from these loans.

	Year Ended June 30,
	2003			2002			2001
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$189,691	$14,752	7.78%	$190,980	$15,987	8.37%	$180,340	$15,879	8.81%
Mortgage-backed securities	24,310	992	4.08	27,596	1,335	4.84	12,995	753	5.79
Investment securities	28,407	1,292	4.55	31,980	1,812	5.67	37,020	2,348	6.34
Other earning assets	19,528	223	1.14	7,738	245	3.17	4,657	274	5.88

Total interest-earning assets	261,936	17,259	6.59	258,294	19,379	7.50	235,012	19,254	8.19
Noninterest-earning assets	9,993			7,806			7,569

Total assets	$271,929			$266,100			$242,581

Interest-bearing liabilities:
Passbook accounts	$15,016	$141	0.94%	$13,241	$262	1.98%	$11,231	$337	3.00%
NOW accounts	14,673	125	0.85	12,325	137	1.11	10,632	204	1.92
Money market accounts	23,305	466	2.00	10,133	237	2.34	5,872	187	3.18
Certificates of deposit	167,599	5,686	3.39	191,350	9,528	4.98	178,088	10,839	6.09

Total interest-bearing deposits	220,593	6,418	2.91	227,049	10,164	4.48	205,823	11,567	5.62
Borrowings	2,000	100	5.00	2,000	102	5.10	2,708	173	6.39

Total interest-bearing liabilities	222,593	6,518	2.93	229,049	10,266	4.48	208,531	11,740	5.63

Noninterest-bearing liabilities	14,268			5,455			5,262

Total liabilities	236,861			234,504			213,793

Stockholders’ equity	35,068			31,596			28,788

Total liabilities and stockholders’ equity	$271,929			$266,100			$242,581

Net interest income		$10,741			$9,113			$7,514

Interest rate spread			3.66%			3.02%			2.56%
Net interest margin			4.10%			3.53%			3.20%
Average interest-earning assets to average interest-bearing liabilities	117.67%			112.77%			112.70%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
Interest income:
Loans receivable	$(107)	$(1,128)	$(1,235)	$912	$(804)	$108
Mortgage-backed securities	(148)	(195)	(343)	724	(142)	582
Investment securities	(188)	(332)	(520)	(301)	(235)	(536)
Daily interest-bearing deposits and other interest-earning assets	167	(189)	(22)	117	(146)	(29)

Total interest-earning assets	(276)	(1,844)	(2,120)	1,452	(1,327)	125

Interest expense:
Deposits	(281)	(3,465)	(3,746)	1,111	(2,514)	(1,403)
Borrowings	0	(2)	(2)	(40)	(31)	(71)

Total interest-bearing liabilities	(281)	(3,467)	(3,748)	1,071	(2,545)	(1,474)

Net change in interest income	$5	$1,623	$1,628	$381	$1,218	$1,599

Provision for Loan Losses

2003 v. 2002. Provision for loan losses decreased $434,000, or 35.5%, to $787,000 for the year ended June 30, 2003. Net charge-offs for 2003 were $642,000, compared to $734,000 for 2002. The provision for loan losses was suspended in the fourth quarter of 2003 due to improvements in the quality of the loan portfolio and our assessment of the adequacy of the allowance for loan losses. The level of subprime loans decreased approximately $8.5 million, or 22.8%, to $28.8 million at June 30, 2003. In addition, nonaccrual loans decreased $312,000 to $1.8 million at June 30, 2003.

2002 v. 2001. Provision for loan losses increased $261,000, or 27%, to $1.2 million for 2002. The increase in the provision for loan losses reflected the continuation of higher losses due to the implementation of a more aggressive collection strategy, an increase in personal and business bankruptcies in our market area and the continuation of adverse local and national economic conditions. Net charge-offs decreased $47,000, or 6%, from $781,000 for 2001 to $734,000 for 2002.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2003 to 2002 and from 2002 to 2001.

	2003	2002	2001	% Change 2003/2002	%Change 2002/2001
Service charges and fees	$674	$669	$658	0.8%	1.7%
Gain on sale of fixed assets	—	—	—	—	—
Gain on sale of foreclosed real estate	47	45	33	4.4	36.4
Gain on sale of investments	81	141	11	(42.6)	NM
Other	177	166	208	6.6	(20.2)

Total	$979	$1,021	$910	(4.1)	12.2

2003 v. 2002. Noninterest income decreased $42,000, or 4.1%, to $979,000 for 2003. The decrease in noninterest income was primarily attributable to a decrease in gain on sale of investments.

2002 v. 2001. The increase in noninterest income was attributable primarily to an increase in gain on sale of investment securities in fiscal 2002. During fiscal 2002, we sold fixed rate mortgage-backed securities, which had been classified as available for sale, for liquidity purposes and to reposition the investment portfolio to improve interest rate sensitivity.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2003 to 2002 and from 2002 to 2001.

	2003	2002	2001	% Change 2003/2002	%Change 2002/2001
Compensation and benefits	$2,451	$2,351	$1,769	4.3%	32.9%
Occupancy	263	244	219	7.8	11.4
Equipment and data processing	864	832	778	3.8	6.9
Deposit insurance premiums	38	41	40	(7.3)	2.5
REO expense	353	285	69	23.9	NM
Advertising	147	130	107	13.1	21.5
Other	1,157	1,186	1,011	(2.4)	17.3

Total	$5,273	$5,069	$3,993	4.0	26.9

2003 v. 2002. Noninterest expense increased $204,000, or 4.0%, to $5.3 million for 2003. The increase was primarily attributable to an increase in compensation and benefits due to salary increases. REO expense increased due to a higher volume of foreclosed property.

2002 v. 2001. Compensation and benefits increased due to salary increases and additional compensation related to the employment of a new Chief Executive Officer. Expenses related to foreclosed real estate increased due to costs associated with the increase in the volume of foreclosed real estate. Other general and administrative expenses increased due to increases in miscellaneous operating expenses and charitable contributions.

Income Taxes

2003 v. 2002. Income taxes increased due to a higher level of income. The effective tax rate for 2003 was 36.5% for 2003, compared to 36.9% for 2002.

2002 v. 2001. Income taxes increased due to a higher level of taxable income. The effective tax rate for 2002 was 36.9%, compared to 37.0% for 2001.

Balance Sheet

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2003, real estate loans totaled $164.1 million, or 88.7% of our total loans, compared to $178.9 million, or 90.9% of total loans, at June 30, 2002 and $168.7 million, or 89.6% of total loans, at June 30, 2001. Mortgage loans declined $14.8 million, or 8.3%, in the year ended June 30, 2003 and increased $10.2 million, or 6.1%, in the year ended June 30, 2002. Loans decreased in the year ended June 30, 2003 as a result of heavy refinancing activity and our decision to tighten underwriting to strengthen asset quality. In revising our underwriting standards, we replaced broad guidelines with specific guidelines for each type of lending. We have also shifted our focus from collateral as a primary source of repayment to the borrower’s income or cash flow as the primary source of repayment and the collateral as a second or third source of repayment. We believe that our revised underwriting guidelines will improve our risk management and profitability by reducing our loan losses.

The largest segment of our mortgage loans is one- to four-family loans. At June 30, 2003, one- to four-family loans totaled $84.6 million and represented 51.6% of mortgage loans and 45.8% of total loans. One- to four-family loans declined $2.7 million, or 2.8%, in the year ended June 30, 2002 as borrowers refinanced their loans with other lenders in the low interest rate environment and we tightened underwriting standards and raised interest rates on subprime loans.

Commercial real estate loans is the second largest segment of our mortgage loan portfolio. We have emphasized this type of lending for several years and have grown this portfolio to $49.0 million as of June 30, 2003. Commercial real estate loans increased $2.3 million, or 5.0%, in the year ended June 30, 2003 and increased $5.5 million, or 13.4%, in the year ended June 30, 2002. We intend to continue to emphasize this type of lending. We hired an experienced commercial loan officer in 2001 and our Chief Executive Officer has significant experience in this area.

We have also been successful in growing the multi-family, construction and land segments of our mortgage loan portfolio. Multi-family real estate loans increased $66,000, or 0.5%, in the year ended June 30, 2003 and grew $4.5 million, or 51.8%, in the year ended June 30, 2002. Construction loans decreased $6.0 million, or 53.1%, in the year ended June 30, 2003 and grew $2.4 million, or 26.8%, in the year ended June 30, 2002. The decline in construction loans as of June 30, 2003 was primarily due to a decrease in demand and the tightening of our underwriting standards. Land loans declined $2.8 million, or 21.6%, in the year ended June 30, 2003 and grew $261,000, or 2.1%, in the year ended June 30, 2002.

For several years we have maintained a portfolio of commercial business loans. Commercial business loans grew $5.7 million, or 73.6%, in the year ended June 30, 2003 and grew $1.7 million, or 28.1%, in the year ended June 30, 2002. Since January 2002, most of the commercial business loans that we have originated have been tied to prime and, thus, will reprice quickly as interest rates change. Commercial business loans increased as a result of our emphasis on this type of lending.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes, and deposit accounts at Jefferson Federal. Consumer loans totaled $7.4 million and represented 4.0% of total loans at June 30, 2003, compared to $10.2 million, or 5.2% of total loans, at June 30, 2002 and $13.5 million, or 7.2% of total loans, at June 30, 2001. We have tightened our underwriting standards and have originated fewer subprime loans in recent periods. In addition, we have experienced low demand for automobile loans as a result of low-cost financing offered through automobile dealers.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$84,628	45.8%	$94,595	48.0%	$97,270	51.7%	$90,742	51.6%	$84,070	48.1%
Home equity lines of credit	1,736	0.9	253	0.2	—	—	—	—	—	—
Commercial	49,020	26.5	46,672	23.7	41,145	21.9	37,432	21.3	42,052	24.1
Multi-family	13,229	7.2	13,163	6.7	8,670	4.6	8,858	5.0	9,386	5.4
Construction	5,266	2.8	11,226	5.7	8,854	4.7	7,744	4.4	7,886	4.5
Land	10,197	5.5	13,011	6.6	12,750	6.8	9,643	5.5	8,424	4.8

Total real estate loans	164,076	88.7	178,920	90.9	168,689	89.6	154,419	87.8	151,818	87.0

Commercial business loans	13,472	7.3	7,759	3.9	6,055	3.2	6,959	4.0	6,949	4.0

Consumer loans:
Automobile loans	3,081	1.7	4,243	2.2	6,012	3.2	7,059	4.0	8,494	4.9
Mobile home loans	719	0.4	954	0.5	1,384	0.7	1,536	0.9	1,935	1.1
Loans secured by deposits	1,841	1.0	2,787	1.4	3,818	2.0	3,362	1.9	2,487	1.4
Other consumer loans	1,715	0.9	2,249	1.1	2,273	1.2	2,494	1.4	2,848	1.6

Total consumer loans	7,356	4.0	10,233	5.2	13,487	7.2	14,451	8.2	15,764	9.0

Total gross loans	184,904	100.0%	196,912	100.0%	188,231	100.0%	175,829	100.0%	174,531	100.0%

Unearned discount on loans	(5)		(36)		(166)		(736)		(1,531)
Loans in process	(1,682)		(3,761)		(4,330)		(2,593)		(2,734)
Deferred loan fees, net	(366)		(387)		(335)		(298)		(301)
Allowance for losses	(2,841)		(2,696)		(2,209)		(2,030)		(1,981)

Total loans receivable, net	$180,010		$190,032		$181,191		$170,172		$167,984

The following table sets forth certain information at June 30, 2003 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$21,461	$10,154	$3,556	$35,171
More than one to three years	2,673	1,060	2,613	6,346
More than three to five years	9,883	1,904	1,309	13,096
More than five to 10 years	14,646	21	249	14,916
More than 10 to 15 years	45,417	—	145	45,562
More than 15 years	69,813	—	—	69,813

Total	$163,893	$13,139	$7,872	$184,904

The following table sets forth the dollar amount of all loans at June 30, 2003 that are due after June 30, 2004 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$25,610	$57,252	$82,862
Home equity lines of credit	—	1,735	1,735
Commercial	20,138	19,682	39,820
Multi-family	2,259	6,601	8,860
Construction	843	3,580	4,423
Land	3,880	853	4,733
Commercial business loans	1,387	1,597	2,984
Consumer loans	4,316	—	4,316

Total	$58,433	$91,300	$149,733

The following table shows loan origination activity during the periods indicated. We did not purchase or sell any loans during these periods. Subprime loans accounted for $1.4 million of the real estate loans originated during the year ended June 30, 2003 and $551,000 of the consumer loans.

	Year Ended June 30,
	2003	2002	2001
	(In thousands)
Total loans at beginning of period	$196,912	$188,231	$175,829

Loans originated:
Real estate	41,423	62,408	63,063
Commercial business	11,213	8,593	6,491
Consumer	4,943	7,559	13,152

Total loans originated	57,579	78,560	82,706
Real estate loan principal repayments	(47,439)	(32,973)	(29,518)
Other repayments	(22,148)	(36,906)	(40,786)

Net loan activity	(12,008)	8,681	12,402

Total gross loans at end of period	$184,904	$196,912	$188,231

Investments. Our investment portfolio consists primarily of Federal agency debt securities with maturities of seven years or less and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities increased $16.2 million, or 26.9%, in the year ended June 30, 2003 due primarily to the investment of conversion related deposits and the reinvestment of proceeds from sales, calls, and prepayments of securities. The securities sold were fixed-rate mortgage-backed securities.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	At June 30,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$55,646	$56,574	$27,933	$28,464	$32,979	$32,954
Mortgage-backed securities	19,306	19,826	31,416	31,751	21,251	21,197

Total	$74,952	$76,400	$59,349	$60,215	$54,230	$54,151

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2003. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2003, mortgage-backed securities with adjustable rates totaled $16.8 million.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$33,150	3.49%	$22,374	2.57%	$—	—%	$55,524	3.11%
Mortgage-backed securities	—	—	442	6.75%	19,384	3.99	19,826	4.05

Total	$33,150	3.49%	$22,816	2.65%	$19,384	3.99%	$75,350	3.36%

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Deposits increased $92.4 million, or 39.9%, in the year ended June 30, 2003. The increase in deposits consisted primarily of orders in excess of $107.0 million received in connection with the Conversion partially offset by a decrease in certificates of deposit in the amount of $23.3 million, or 12.8% to $159.4 million at June 30, 2003. We have adjusted our pricing strategy to encourage the run-off of higher-rate certificates of deposit and to increase transaction accounts, which has resulted in the loss of some deposits. In the past, we offered interest rates on certificates of deposit that were substantially above market rates. Our current deposit pricing structure is more consistent with market rates. Although the change in pricing strategy resulted in the loss of some deposits, we do not expect that we will continue to experience a significant decline in certificates of deposit as a result of our current pricing structure. Deposits increased $9.8 million, or 4.4%, in the year ended June 30, 2002. The growth in deposits consisted of an increase in lower costing transaction accounts, which offset a decrease in higher costing certificates of deposit. The shift of deposits from certificates of deposit to deposits without specific maturities was attributable primarily to the prevailing low interest rate environment and our strategy of emphasizing transaction accounts.

	At June 30,
	2003	2002	2001
	(In thousands)
Noninterest-bearing accounts	$99,109	$4,809	$3,955
NOW accounts	17,767	13,358	10,917
Passbook accounts	19,346	14,375	12,000
Money market deposit accounts	28,588	16,569	7,792
Certificates of deposit	159,437	182,738	187,397

Total	$324,247	$231,849	$222,061

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2003. Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates of Deposits
(In thousands)
Maturity Period
Three months or less	$3,426
Over three through six months	11,250
Over six through twelve months	6,832
Over twelve months	16,424

Total	$37,932

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2003	2002		2001
	(In thousands)
0.00 - 1.00%	$302	$		$
1.01 - 2.00%	39,547		—		—
2.01 - 3.00%	59,643		59,947		—
3.01 - 4.00%	27,896		62,599		866
4.01 - 5.00%	22,737		31,452		38,381
5.01 - 6.00%	5,132		10,091		62,490
6.01 - 7.00%	4,180		18,649		85,660

Total	$159,437		$182,738		$187,397

The following table sets forth the amount and maturities of time deposits at June 30, 2003.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00 - 1.00%	$302	$—	$—	$—	$302	0.19%
1.01 - 2.00%	35,953	3,594	—	—	39,547	24.80
2.01 - 3.00%	49,962	1,116	8,398	167	59,643	37.41
3.01 - 4.00%	413	17,991	9,083	409	27,896	17.50
4.01 - 5.00%	8,858	12,911	863	105	22,737	14.26
5.01 - 6.00%	4,481	425	226	—	5,132	3.22
6.01 - 7.00%	4,180	—	—	—	4,180	2.62

Total	$104,149	$36,037	$18,570	$681	$159,437	100.00%

The following table sets forth the savings activities for the periods indicated.

	Year Ended June 30,
	2003	2002	2001
	(In thousands)
Beginning balance	$231,849	$222,061	$199,141

Increase (decrease) before interest credited	87,251	1,576	13,510
Interest credited	5,147	8,212	9,410

Net increase (decrease) in savings deposits	92,398	9,788	22,920

Ending balance	$324,247	$231,849	$222,061

Borrowings. We have occasionally relied upon advances from the Federal Home Loan Bank of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. During the year ended June 30, 2003, our borrowings were unchanged. The following table presents certain information regarding our use of Federal Home Loan Bank advances during the periods and at the dated indicated.

	Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$2,000	$2,000	$5,000
Average advances outstanding	2,000	2,000	2,708
Weighted average interest rate during the period	5.00%	5.10%	6.39%
Balance outstanding at end of period	$2,000	$2,000	$2,000
Weighted average interest rate at end of period	5.01%	5.01%	5.01%

Stockholders’ equity. Stockholders’ equity increased $3.7 million, or 11.3%, in the year ended June 30, 2003 and $3.0 million, or 10.1%, in the year ended June 30, 2002. Retained earnings, less dividends paid, accounted for $3.4 million and $2.2 million of the increase in the year ended June 30, 2003 and the year ended June 30, 2002, respectively. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2003, the adjustment to stockholders’ equity was a net unrealized gain of $898,000 compared to a net unrealized gain of $537,000 at June 30, 2002. During the year ended June 30, 2002, common stock and paid in capital increased due to the exercise of 11,300 stock options and the granting and vesting of restricted stock awards.

Allowance for Loan Losses and Asset Quality

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish reserves against losses on loans on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings.

In connection with assessing the allowance, we consider the level of subprime loans held in the portfolio and delinquency levels and loss experience with respect to subprime and prime loans. In addition, we assess the allowance using factors that cannot be associated with specific credit or loan categories. These factors include our subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects our objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At June 30, 2003, our allowance for loan losses represented 1.54% of total gross loans and 161.8% of nonperforming loans, compared to 1.37% of total gross loans and 130.4% of nonperforming loans at June 30, 2002. The allowance for loan losses increased $145,000, or 5.4%, from June 30, 2002 to June 30, 2003. Between June 30, 2002 and June 30, 2003, the factors that we applied to various loan categories to determine the amount of the allowance were essentially unchanged, other than with respect to subprime consumer loans. We increased the risk factor with respect to these loans as a result of recent historical loss experience and general economic trends in our market area. The small change in the allowance reflected offsetting changes in loan concentration and quality that occurred during the period. Specifically, elements of the allowance for loan losses that decreased were those relating to subprime loans, which decreased $6.6 million, or 20.6%, and non-accruing subprime loans, which decreased $913,000, or 57.9% and subprime loans delinquent 30 to 89 days, which decreased $1.2 million, or 25.3%. Elements of the allowance for loan losses that increased were those relating to substandard loans, which increased $1.8 million, or 174.4% and non-accruing prime loans, which increased $605,000, or 124.5%.

At June 30, 2002, our allowance for loan losses represented 1.37% of total gross loans and 130.4% of nonperforming loans. The allowance for loan losses increased $487,000, or 22%, to $2.7 million at June 30, 2002 from $2.2 million at June 30, 2001. The increase in the allowance from June 30, 2001 to June 30, 2002 reflected credit quality deterioration as a result of the downturn in the local and national economy as well as the continuation of higher losses as a result of our more aggressive collection practices. In the past, we did not actively pursue foreclosure as a means to resolve problem loans, but attempted to work out the delinquency with the borrower. As a result, nonperforming loans were high and charge-offs were low. Since our 2001 fiscal year, we have more strictly enforced our collection policies and, therefore, more frequently pursue foreclosure or repossession when allowed by law. Our effort to reduce nonperforming assets has resulted in a higher level of foreclosures and charge-offs, which has necessitated a larger allowance for loan losses. Foreclosed real estate increased from $215,000 at June 30, 2000 to $1.2 million at June 30, 2003, while nonperforming real estate loans decreased from $3.9 million to $1.7 million over the same period. The increase in the allowance for loan losses as a percentage of nonperforming loans during this period reflected the decreasing balance of nonperforming loans. Between June 30, 2001 and June 30, 2002, the factors that we applied to various loan categories to determine the amount of the allowance were essentially unchanged, other than with respect to subprime real estate loans. Specifically, the increase in the allowance from June 30, 2001 to June 30, 2002 reflected the establishment of a watch list against which an allowance was established, the establishment of a higher loss factor for subprime real estate loans due to our experience with these loans, and decreases in the elements of the allowance relating to nonperforming loans, which decreased $691,000, or 25.1%, and to subprime loans delinquent 30 to 89 days, which decreased $2.1 million, or 28.5%.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Summary of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance at beginning of period	$2,696	$2,209	$2,030	$1,981	$1,659
Provision for loan losses	787	1,221	960	1,270	764
Recoveries:
Real estate loans	5	—	—	—	—
Commercial business loans	171	204	205	140	—
Consumer loans	259	479	401	616	128

Total recoveries	435	683	606	756	128

Charge offs:
Real estate loans	(397)	(295)	—	—	(34)
Commercial business loans	(219)	(312)	(624)	(643)	—
Consumer loans	(461)	(810)	(763)	(1,334)	(536)

Total charge-offs	(1,077)	(1,417)	(1,387)	(1,977)	(570)

Net charge-offs	(642)	(734)	(781)	(1,221)	(442)

Allowance at end of period	$2,841	$2,696	$2,209	$2,030	$1,981

Allowance to nonperforming loans	161.79%	130.40%	80.10%	49.10%	38.30%
Allowance to total gross loans outstanding at the end of the period	1.54%	1.37%	1.17%	1.15%	1.14%
Net charge-offs to average loans outstanding during the period	0.34%	0.38%	0.43%	0.71%	0.26%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$2,203	77.5%	88.7%	$800	29.7%	90.9%
Commercial business	293	10.3	7.3	569	21.1	3.9
Consumer	345	12.2	4.0	1,327	49.2	5.2
Unallocated	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,841	100.0%		$2,696	100.0%

	At June 30,
	2001			2000			1999
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$800	36.2%	89.6%	$225	11.1%	87.8%	$225	11.4%	87.0%
Commercial business	564	25.5	3.2	541	26.6	4.0	351	17.7	4.0
Consumer	845	38.3	7.2	1,264	62.3	8.2	1,405	70.9	9.0
Unallocated	—	—	N/A	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,209	100.0%		$2,030	100.0%		$1,981	100.0%

Nonperforming and Classified Assets. When a loan becomes 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases and the reserve for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

As a community financial institution, we have strived to serve the credit needs of our local communities, which has included lending to borrowers with marginal credit histories. Consequently, we have experienced a higher level of delinquencies, classified assets and charge-offs. In recent periods, we have taken steps that are intended to help us to continue to serve the credit needs of the community while improving asset quality. These measures include the use of a credit scoring model that is designed to assist in predicting payment performance for newly originated loans. We now use Beacon credit scores to price loans according to risk, to monitor loan profitability, to monitor the diversification of the loan portfolio, including subprime loans, and to track loans that are charged off. We believe that these efforts have helped to reduce nonperforming assets.

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Nonperforming assets totaled $3.0 million, or 0.8% of total assets, at June 30, 2003, which is a decrease of $113,000, or 3.6%, from June 30, 2002. Foreclosed real estate increased $249,000 during the year ended June 30, 2003 due to an increase in bankruptcy filings and depressed local economic conditions. The increase in foreclosed real estate also reflected a weaker resale market for previously occupied homes. At June 30, 2003, foreclosed real estate consisted of 13 single family homes, 6 mobile homes, 4 parcels of real estate and 1 commercial property. Nonaccrual loans at June 30, 2003 included $1.3 million of residential mortgage loans, $387,000 of commercial real estate loans, $17,000 of land loans and $17,000 of consumer loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2003, we had $161,000 of impaired loans, which consisted of two residential mortgage loans.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$1,739	$1,935	$2,692	$3,898	$4,020
Commercial business	—	—	17	155	496
Consumer	17	133	50	85	662

Total	1,756	2,068	2,759	4,138	5,178

Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	1,756	2,068	2,759	4,138	5,178

Real estate owned	1,227	978	1,070	215	299
Other nonperforming assets(1)	16	66	84	47	138

Total nonperforming assets	$2,999	$3,112	$3,913	$4,400	$5,615

Total nonperforming loans to net loans	0.98%	1.09%	1.52%	2.43%	3.08%

Total nonperforming loans to total assets	0.48%	0.77%	1.08%	1.80%	2.35%

Total nonperforming assets to total assets	0.82%	1.16%	1.54%	1.91%	2.55%

(1)	Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the year ended June 30, 2003 and the year ended June 30, 2002 had nonaccruing loans been current according to their original terms amounted to $143,000 and $160,000, respectively. The amount of interest related to these loans included in interest income was $61,000 for the year ended June 30, 2003 and $86,000 for the year ended June 30, 2002.

We use Beacon credit scores to predict the likelihood that an existing borrower or potential customer will become a serious credit risk. Beacon credit scores are based on data available in an individual’s credit report, such as payment history, outstanding debt and types of credit in use. Beacon scores range from 400 to 850. We consider loans by borrowers with a Beacon score of less than 600 to be subprime loans. There is no single definition of “subprime,” and other financial institutions may use different criteria to identify their subprime loans. For example, Fannie Mae and Freddie Mac generally designate borrowers with a credit bureau score of 660 or below as subprime.

The following table sets forth the amounts of subprime loans in our loan portfolio at the dates indicated.

	At June 30,
	2003		2002		2001
	Dollar Amount	As a % of Loans in Category	Dollar Amount	As a % of Loans in Category	Dollar Amount	As a % of Loans in Category
	(Dollars in thousands)
Subprime real estate loans	$27,680	16.9%	$35,380	19.8%	$39,998	23.7%
Subprime consumer loans	1,100	15.0	1,890	18.5	2,936	21.8

Total subprime loans	$28,780		$37,270		$42,934

The amount of the allowance for loan losses related to subprime loans was $820,000, $1.2 million and $1.3 million at June 30, 2003, 2002 and 2001, respectively.

Pursuant to federal regulations, we review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we must establish a general allowance for loan losses. If we classify an asset as loss, we must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2003	2002	2001
	(In thousands)
Substandard assets	$5,897	$4,106	$5,719
Doubtful assets	—	—	—
Loss assets	—	15	17

Total classified assets	$5,897	$4,121	$5,736

At each of the dates in the above table, substandard assets consisted of all nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $2.9 million, $995,000 and $1.8 million at June 30, 2003, 2002 and 2001, respectively. At each date, substandard but performing loans included a commercial real estate loan that at June 30, 2003 had a balance of $839,000. At June 30, 2003 we included $574,000 of other loans by the same borrower or related persons, for a total of $1.4 million of substandard but performing loans to one borrower and related persons. The corporate borrower has been in bankruptcy, but has kept all loans current, with the exception of one commercial loan that is 30-59 days past due. At June 30, 2003, we also had $16.8 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $739,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2003		2002		2001
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans:
Prime loans	$2,326	$250	$3,259	$621	$1,970	$859
Subprime loans	2,388	796	3,941	997	4,694	1,910

Total real estate loans	4,714	1,046	7,200	1,618	6,664	2,769

Commercial business loans	150	66	76	—	377	—

Consumer loans:
Prime loans	89	60	157	73	243	43
Subprime loans	149	33	203	71	447	243

Total consumer loans	238	93	360	144	690	286

Total	$5,102	$1,205	$7,636	$1,762	$7,731	$3,055

At each of the dates in the above table, delinquent real estate loans consisted primarily of loans secured by residential real estate.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and cash equivalents totaled $7.6 million and interest-bearing deposits totaled $88.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $76.4 million at June 30, 2003. In addition, at June 30, 2003, we had arranged the ability to borrow a total of approximately $56.4 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $2.0 million.

At June 30, 2003, we had $1.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.7 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $92,000 in unused standby letters of credit and $1.8 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2003 totaled $104.1 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2003.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (1)	$2,000	$—	$—	$—	$2,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	47	15	32	—	—
Purchase obligations (3)	540	209	331	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$2,587	$224	$363	$—	$2,000

(1)	$1.0 million of this amount is callable on March 9, 2004 and $1.0 million is callable on March 9, 2006.
(2)	Payments are for lease of real property. The lease expires in 2007, with an option to extend for an additional five years.
(3)	Payments are minimum payments for data processing services. Actual payments may be higher, depending on usage.

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2003, we originated $57.6 million of loans and purchased $42.8 million in securities. In fiscal 2002, we originated $78.6 million of loans and purchased $45.0 million of securities. In fiscal 2001, we originated $82.7 million of loans and purchased $41.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $92.4 million in the year ended June 30, 2003 and a net increase in total deposits of $9.8 million and $22.9 million for the years ended June 30, 2002 and 2001, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. In the year ended June 30, 2003, Federal Home Loan Bank advances were unchanged. During fiscal 2002, we began and ended the year with $2.0 million in advances outstanding. During fiscal 2001, Federal Home Loan Bank advances decreased $2.0 million.

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2003, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements.”

The capital from the Conversion will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the Conversion, resulting in increased net interest-earning assets and net income. However, due to the large increase in equity resulting from the capital raised in the offering, return on equity will be adversely impacted following the Conversion.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and have not had any such arrangements during the years ended June 30, 2003, 2002 or 2001.

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially recorded, the entity capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of Statement of Financial Accounting Standards No. 143 were adopted on July 1, 2002 and had no effect on our financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the provisions for the disposal of a segment of a business in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement requires that long-lived assets to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell, and recognition of impairment losses on long-lived assets to be held if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds its fair value. Additionally, Statement of Financial Accounting Standards No. 144 resolved various implementation issues related to Statement of Financial Accounting Standards No. 121. The provisions of Statement of Financial Accounting Standards No. 144 were adopted on July 1, 2002 and had no effect on our financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” as amended by Statement of Financial Accounting Standards No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt are required to be classified as extraordinary items if they meet the definition of unusual and infrequent as prescribed in Accounting Principles Board Opinion No. 30. Additionally, Statement of Financial Accounting Standards No. 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement of Financial Accounting Standards No. 145 addresses a number of additional issues that were not substantive in nature. The provisions of this statement are effective at various dates in 2002 and 2003 and are not expected to have a material impact on our financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions—an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This statement removes acquisitions of financial institutions from the scope of both Statement of Financial Accounting Standards No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” As a result, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of intangible assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions within the scope of the statement. We do not currently have any SFAS No. 72 goodwill and, as a result, the adoption of this statement is not expected to have a material impact on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not completed an analysis of the potential effects of this statement on our financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on our financial statements.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this prospectus have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Aspects of Market Risk. Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, we actively originate adjustable-rate mortgage loans for retention in our loan portfolio. These loans generally reprice beginning after five years and annually thereafter. Most of our residential adjustable-rate mortgage loans may not adjust downward below their initial interest rate. Although historically we have been successful in originating adjustable-rate mortgage loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, we offer fixed-rate mortgage loans with maturities of fifteen years or less. This product enables us to compete in the fixed-

rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. In recent years, we have used investment securities with terms of seven years or less and adjustable-rate mortgage-backed securities to help manage interest rate risk. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

We have established an Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2003 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	46,371	(1,678)	(3%)	12.43	(26)
200	47,568	(481)	(1%)	12.66	(2)
100	48,815	767	2%	12.91	22
0	48,049	—	—	12.69	—
(100)	46,780	(1,269)	(3%)	12.34	(35)

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, amount others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements required by this Item are incorporated by reference to the Company’s Audited Financial Statements found on pages F-1 through F-25 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of Jefferson Bancshares consists of seven members.

All of the directors of Jefferson Bancshares are independent under the current listing standards of the Nasdaq Stock Market, except for Mr. Smith and Mr. McCrary. Mr. Smith is not independent because he is an employee of Jefferson Bancshares and Jefferson Federal and Mr. McCrary is not independent because he receives a salary from Jefferson Bancshares and Jefferson Federal for his service as Chairman of the Board of Directors. There are no family relationships among directors or executive officers of Jefferson Bancshares. The indicated periods for service as a director includes service as a director of Jefferson Federal. Unless otherwise stated, each person has held his current occupation for the last five years. Ages presented are as of June 30, 2003.

Anderson L. Smith has served as the President and Chief Executive Officer of Jefferson Federal and Jefferson Bancshares since January 2002 and March 2003, respectively. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services - East Tennessee Metro, First Tennessee Bank National Association. Age 55. Director since 2002.

Dr. Jack E. Campbell is the President of Walters State Community College, Morristown, Tennessee. Age 65. Director since 1979.

William F. Young is the President and Chief Executive Officer of Young’s Furniture Manufacturing Co., Inc., of Whitesburg, Tennessee. Age 64. Director since 2000.

Dr. Terry M. Brimer is the President and majority owner of Midtown Drug Company, Morristown, Tennessee. Age 56. Director since 1977.

H. Scott Reams is a Partner in the law firm of Taylor, Reams, Tilson and Harrison of Morristown, Tennessee. Age 55. Director since 1982.

William T. Hale is the Executive Vice President and General Manager of PFG-Hale, Inc., a wholesale food distributor. Age 52. Director since 2000.

John F. McCrary, Jr. is Chairman of the Board of Directors of Jefferson Federal. Mr. McCrary is a real estate broker and part owner of Masengill-McCrary Realtors Company and Masengill-McCrary-Gregg Company, an insurance agency, both located in Morristown, Tennessee. Age 78. Director since 1963.

Code of Ethics

We have adopted a written Code of Ethics, which applies to our senior financial officers of Bancshares. In accordance with the rules and regulations of the SEC, the Code is posted on our website. We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.jeffersonfederal.com or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of any registered class of our outstanding stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission in the case of the Company, and with the Office of Thrift Supervision in the case of the Bank. Based solely on a review of the reports and written representations that the directors and officers of the Company and the Bank have provided, we believe that all Section 16(a) filing requirements were complied with properly and in a timely manner during fiscal 2003.

ITEM 11.	EXECUTIVE COMPENSATION

All per share data information in this Item 11 of this Form 10-K has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock.

Summary Compensation Table. The following information is provided for Anderson L. Smith, our President and Chief Executive Officer. Mr. Smith is referred to in this section as a “named executive officer.” No other executive officer of Jefferson Federal received a salary and bonus of $100,000 or more during the year ended June 30, 2003.

		Annual Compensation			Long-Term Compensation Awards
Name and Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($) (1)	Restricted Stock Award($)			Securities Underlying Options(#)	All Other Compensation ($)
Anderson L. Smith President and Chief Executive Officer	2003 2002	$165,000 120,577	$63,500 —	$16,000 7,000	$	— 3,674	(2)	— 10,665	$19,891 82,325	(3)

(1)	Represents directors’ fees.
(2)	The dollar amount represents the market value of 708 shares on the date of grant. The stock award was vested on the date of grant.
(3)	Includes life, medical and dental insurance premiums that we paid on his behalf ($4,291), automobile allowance ($12,000), and taxable fringe benefits of $3,600.

Employment Agreement. Effective June 25, 2003, Anderson L. Smith entered into a three-year employment agreement with Jefferson Federal and Jefferson Bancshares. Under the employment agreement, the base salary for Mr. Smith is $165,000, which amount may be increased at the discretion of the Board of Directors. The employment agreement provides Mr. Smith with a bonus program that enables him to earn up to 50% of his base salary, on an annual basis. The amount of the bonus is determined by specific performance standards and a formula agreed to by Mr. Smith and Jefferson Federal annually. Commencing on the first year anniversary date of the employment agreement, and continuing on each anniversary thereafter, the disinterested members of the Board of Directors may extend the agreement for an additional year so that the remaining term of the agreement is 36 months, unless Mr. Smith gives notice of termination. The agreement is terminable by Jefferson Federal or

Jefferson Bancshares at any time, with or without cause, and by Mr. Smith at any time, with or without cause, or for Good Reason (as defined in the employment agreement). If Mr. Smith is terminated from employment without cause or he elects to terminate the agreement following an event constituting Good Reason, Jefferson Federal would be required to honor the terms of the agreement through the expiration of the current term, including payment of current cash compensation and continuation of employee benefits.

The employment agreement also provides for severance payments and other benefits in the event Mr. Smith is terminated without cause or he elects to terminate the agreement with Good Reason in connection with any change in control of Jefferson Bancshares or Jefferson Federal. The maximum present value of the severance benefits under the employment agreement is 2.99 times Mr. Smith’s annual compensation during the five-year period preceding the effective date of the change in control (“base amount”). The employment agreement provides that the value of the maximum benefit is to be distributed in the form of a lump sum cash payment within 10 calendar days of the termination of Mr. Smith’s employment. Also, upon such event, Mr. Smith is entitled to receive, for a 36-month period following the termination of his employment, any employee benefits in which he participated. Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and we would not be entitled to deduct such amount.

The employment agreement restricts Mr. Smith’s right to compete against us for a period of two years from the date of termination of the agreement.

Option Exercise/Value Table. The following information is provided for Mr. Smith.

Name	Shares Acquired on Exercise	Dollar Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Anderson L. Smith	—	—	10,665	—	$65,910	—

(1)	Value of unexercised in-the-money stock options equals the market value ($11.37) of shares covered by in-the-money options on June 30, 2003 less the option exercise price. Options are in-the-money if the market value of shares covered by the options is greater than the exercise price of $5.19.

Benefit Plans

Supplemental Executive Retirement Plan. We maintain the Jefferson Federal Supplemental Executive Retirement plan to provide for supplemental retirement benefits with respect to the employee stock ownership plan. The plan provides participating executives with benefits otherwise limited by other provisions of the Internal Revenue Code or the terms of the employee stock ownership plan loan. Specifically, the plan provides benefits to eligible individuals (those designated by our Board of Directors) that cannot be provided under the employee stock ownership plan as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the employee stock ownership plan but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Internal Revenue Code, the plan provides supplemental benefits to designated individuals upon a change of control before the complete scheduled repayment of the employee stock ownership plan loan. Generally, upon such an event, the supplemental executive retirement plan will provide the individual with a benefit equal to what the individual would have received under the employee stock ownership plan had he or she remained employed throughout the term of the employee stock ownership plan loan less the benefits actually provided under the employee stock ownership plan on behalf of such individual. An individual’s benefits under the supplemental executive retirement plan generally become payable upon the change in control of Jefferson Federal or Jefferson Bancshares. The plan provides for Mr. Smith’s participation. The Board of Directors may designate other officers as participants in future years.

We may utilize a grantor trust in connection with the supplemental executive retirement plan in order to set aside funds that can be used to ultimately pay benefits under the plan. The assets of the grantor trust would be subject to the claims of our general creditors in the event of our insolvency until paid to the individual according to the terms of the supplemental executive retirement plan.

Directors’ Compensation

Fees. Directors of Jefferson Federal receive a fee of $800 per month for each regular board meeting they attend and $200 for attendance at each special meeting. The Chairman receives an additional fee of $1,000 per month. Members of committees receive an additional fee of $100 per meeting attended. Directors of Jefferson Bancshares receive a retainer of $1,000 per quarter.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of August 31, 2003 about the persons known to us to be the beneficial owners of more than 5% of Jefferson Bancshares’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Employee Stock Ownership Plan and Trust	670,089	8.0%

The following table provides information as of August 31, 2003, about the shares of Jefferson Bancshares common stock that may be considered to be beneficially owned by each of our directors, and by all our directors and executive officers as a group. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

Name of Beneficial Owner	Number of Shares Owned		Options Exercisable Within 60 Days	Percent of Common Stock Outstanding (1)
Dr. Terry M. Brimer	95,028	(2)	6,399	1.2%
Dr. Jack E. Campbell	56,808	(3)	6,399	*
William T. Hale	82,964	(4)	4,266	1.0
John F. McCrary, Jr.	141,551		6,399	1.8
H. Scott Reams	98,747	(5)	6,399	1.3
Anderson L. Smith	28,875	(6)	10,665	*
William F. Young	82,107	(7)	4,266	1.0

All executive officers and directors as a group (10 persons)	620,889		61,857	8.1%

(1)	Based on 8,375,985 shares outstanding plus the number of shares that may be acquired within 60 days by each individual (or group of individuals) by exercising stock options.
(2)	Includes 17,469 shares held jointly with his wife, 36,500 shares held by his wife and 2,000 shares held by his son.
(3)	Includes 54,249 shares are held jointly with his wife.
(4)	Includes 25,000 shares held by his wife.
(5)	Includes 80,138 shares held jointly with his wife, 12,500 shares held by 401(k), 1,500 shares held by IRA and 2,050 shares held by his wife.
(6)	Includes 10,853 shares held jointly with his wife, 2,314 shares held by 401(k) and 15,000 shares held by IRA.
(7)	Includes 22,370 shares held by his wife, 14,180 shares held by his wife’s IRA and 16,077 shares held by IRA.

Equity Compensation Plan Information

The following table provides information as of June 30, 2003 for compensation plans under which equity securities may be issued. The data included in this table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in connection with the Conversion. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	70,389	$4.07	—
Equity compensation plans not approved by security holders	—	—	—
Total	70,389	$4.07	—
(1)	The information contained under this column of the Equity Compensation Plan table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The recently enacted Sarbanes-Oxley Act generally prohibits loans by Jefferson Bancshares to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Jefferson Federal to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Jefferson Federal is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees. Notwithstanding this rule, federal regulations permit Jefferson Federal to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. Jefferson Federal has adopted a policy of offering employees residential mortgage loans at a discount of 1/2% to published rates and personal consumer loans at a discount of 1% to published rates. Jefferson Federal gives employees a discount of 50% on closing fees.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Jefferson Federal’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

The aggregate amount of loans by Jefferson Federal to its executive officers and directors was $893,000 at June 30, 2003, or approximately .91% of equity at June 30, 2003. These loans were performing according to their original terms at June 30, 2003.

Other Transactions

H. Scott Reams is a partner in the law firm of Taylor, Reams, Tilson & Harrison of Morristown, Tennessee. We pay a monthly retainer of $500 to the law firm. In fiscal 2003, Jefferson Federal paid a total of $41,978 in legal fees to Mr. Reams’ firm. John F. McCrary, Jr. is part owner of Masengill-McCrary-Gregg Company, from which we purchase insurance. For the fiscal year ended June 30, 2003, we paid approximately $9,725 in current and pre-paid premiums to Masengill-McCrary-Gregg Company. We believe that the fees paid to Mr. Reams’ and Mr. McCrary’s firms were based on normal terms and conditions as would apply to other clients of the firms.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Jefferson Federal for the fiscal year ending June 30, 2003 by Craine, Thompson & Jones, P.C.:

	2003	2002
Audit Fees	$29,915	$31,340
Audit Related Fees	$—	$—
Tax Fees (1)	$4,470	$2,600
All other fees (2)	$72,563	$—

(1)	Consists of tax-filing and tax related compliance and other advisory services.
(2)	Includes fees for assistance with securities filings other than periodic reports, services related to the Conversion and other services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) The exhibits and financial statement schedules filed as a part of this report are as follows:

•	Report of Independent Auditors

•	Balance Sheets for the Years Ended June 30, 2003, 2002 and 2001.

•	Statements of Earnings for the Years Ended June 30, 2003, 2002 and 2001.

•	Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2003, 2002 and 2001.

•	Statements of Cash Flows for the Years Ended June 30, 2003, 2002, and 2001.

•	Notes to Financial Statements

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

Separate financial statements for Jefferson Bancshares have not been included in this annual report on Form 10-K because as of June 30, 2003 Jefferson Bancshares had engaged only in organizational activities, had no significant assets, contingent or other liabilities, revenues or expenses.

(3)	Exhibits

2.1	Plan of Conversion (1)
3.1	Charter of Jefferson Bancshares, Inc. (1)
3.2	Bylaws of Jefferson Bancshares, Inc. (1)
4.1	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)
10.1	Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank

10.2	Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan (1)
10.3	1995 Jefferson Federal Savings and Loan Association of Morristown Stock Option Plan (1)
10.4	1995 Jefferson Federal Savings and Loan Association of Morristown Management Recognition and Development Plan (1)
10.5	Jefferson Federal Bank Supplemental Executive Retirement Plan (1)
11.0	Statement re: computation of per share earnings (2)
21.0	List of Subsidiaries
23.0	Consent of Craine, Thompson & Jones, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements found on page F-12.

(b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 29, 2003	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Anderson L. Smith Anderson L. Smith	President, Chief Executive Officer and Director (principal executive officer)	September 29, 2003

/s/ Jane P. Hutton Jane P. Hutton	Treasurer and Secretary (principal financial and accounting officer)	September 29, 2003

/s/ John F. McCrary, Jr. John F. McCrary, Jr.	Director	September 29, 2003

/s/ H. Scott Reams H. Scott Reams	Director	September 29, 2003

/s/ Dr. Jack E. Campbell Dr. Jack E. Campbell	Director	September 29, 2003

/s/ Dr. Terry M. Brimer Dr. Terry M. Brimer	Director	September 29, 2003

/s/ William F. Young William F. Young	Director	September 29, 2003

William T. Hale	Director

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Jefferson Federal Savings and Loan Association of Morristown

Morristown, Tennessee

We have audited the accompanying balance sheets of Jefferson Federal Savings and Loan Association of Morristown as of June 30, 2003 and 2002, and the related statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Association’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Federal Savings and Loan Association of Morristown as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Craine, Thompson & Jones, P.C.

Morristown, Tennessee

September 15, 2003

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Balance Sheets

(Dollars in Thousands)

	June 30,
	2003	2002
Assets
Cash and cash equivalents	$7,597	2,412
Interest-bearing deposits	88,946	4,571
Investment securities classified as available for sale, net	76,400	60,215
Federal Home Loan Bank stock	1,518	1,455
Loans receivable, net	180,010	190,032
Premises and equipment, net	4,168	4,200
Foreclosed real estate, net	1,227	978
Accrued interest receivable:
Investments	368	505
Loans receivable, net	1,566	1,611
Deferred tax asset	472	616
Other assets	1,330	745

Total assets	$363,602	267,340

Liabilities and Stockholders’ Equity
Deposits	$324,247	231,849
Federal Home Loan Bank advances	2,000	2,000
Other liabilities	570	516
Accrued income taxes	160	74

Total liabilities	326,977	234,439

Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value; 10,000,000 shares authorized; shares issued and outstanding—none	—	—
Common stock, $ 1.00 par value; 20,000,000 shares authorized; 1,875,500 shares issued and outstanding	1,876	1,876
Additional paid-in capital	1,167	1,167
Accumulated other comprehensive income	898	537
Retained earnings	32,684	29,321

Total stockholders’ equity	36,625	32,901

Total liabilities and stockholders’ equity	$363,602	267,340

See accompanying notes to financial statements.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	Years Ended June 30,
	2003	2002	2001
Interest income:
Interest on loans receivable	$14,752	15,988	15,879
Interest on investment securities	2,284	3,224	3,198
Other interest	223	168	177

Total interest income	17,259	19,380	19,254

Interest expense:
Deposits	6,418	10,165	11,567
Advances from FHLB	100	102	173

Total interest expense	6,518	10,267	11,740

Net interest income	10,741	9,113	7,514
Provision for loan losses	787	1,221	960

Net interest income after provision for loan losses	9,954	7,892	6,554

Noninterest income:
Service charges and fees	674	669	658
Gain on sale of securities, net	81	141	11
Gain (loss) on sale of foreclosed real estate, net	47	45	33
Other	177	166	208

Total noninterest income	979	1,021	910

Noninterest expense:
Compensation and benefits	2,451	2,351	1,769
Occupancy expense	263	244	219
Equipment and data processing expenses	864	832	778
SAIF deposit insurance premium	38	41	40
Advertising	147	130	107
REO expense	353	285	69
Other	1,157	1,186	1,011

Total noninterest expense	5,273	5,069	3,993

Earnings before income taxes	5,660	3,844	3,471

Income taxes (benefits):
Current	2,145	1,702	1,401
Deferred	(77)	(284)	(118)

Total income taxes	2,068	1,418	1,283

Net earnings	$3,592	2,426	2,188

Net earnings per common share—basic	$1.92	1.30	1.17

Net earnings per common share—diluted	$1.91	1.29	1.17

See accompanying notes to financial statements.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2000	1,864	984	(57)	(1,006)	25,151	26,936

Comprehensive income:
Net earnings	—	—	—	—	2,188	2,188
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $585	—	—	—	957	—	957

Total comprehensive income	—	—	—	—	—	3,145
Dividends	—	—	—	—	(220)	(220)
Earned portion of MRP	—	—	33	—	—	33
Tax benefit from vesting of MRP shares	—	(2)	—	—	—	(2)

Balance at June 30, 2001	1,864	982	(24)	(49)	27,119	29,892

Comprehensive income:
Net earnings	—	—	—	—	2,426	2,426
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $358	—	—	—	586	—	586

Total comprehensive income	—	—	—	—	—	3,012
Dividends	—	—	—	—	(224)	(224)
Award of MRP shares	1	11	—	—	—	12
Earned portion of MRP	—	—	24	—	—	24
Tax benefit from vesting of MRP shares	—	10	—	—	—	10
Tax benefit from exercise of nonqualified stock options	—	2	—	—	—	2
Stock options exercised	11	162	—	—	—	173

Balance at June 30, 2002	1,876	1,167	—	537	29,321	32,901

(Continued)

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Unearned Compensation	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2002	$1,876	$1,167	$—	$537	$29,321	$32,901
Comprehensive income:
Net earnings	—	—	—	—	3,592	3,592
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $221	—	—	—	361	—	361

Total comprehensive income	—	—	—	—	—	3,953
Dividends	—	—	—	—	(229)	(229)

Balance at June 30, 2003	$1,876	$1,167	$—	$898	$32,684	$36,625

See accompanying notes to financial statements.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$3,592	2,426	2,188
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization expense	306	289	274
Amortization of premiums (discounts), net investment securities	136	106	50
Provision for loan losses	787	1,221	960
Gain (loss) on sale of investment securities, net	(81)	(141)	(11)
FHLB stock dividends	(63)	(76)	(97)
Amortization of deferred loan fees, net	(164)	(138)	(127)
Loss (gain) on foreclosed real estate, net	(47)	(45)	(32)
Earned portion of MRP	—	24	33
Tax benefits from stock options and MRP	—	(12)	(2)
Decrease (increase) in:
Accrued interest receivable	182	143	(195)
Other assets	(585)	95	86
Deferred tax asset	144	75	467
Increase (decrease) in other liabilities	140	79	(89)

Net cash provided by (used for) operating activities	4,347	4,046	3,505

Cash flows from investing activities:
Loan originations, net of principal collections	8,254	(9,668)	(13,355)
Purchase of available-for-sale securities	(42,822)	(44,977)	(40,972)
Proceeds from sale of available-for-sale securities	3,725	22,013	4,011
Proceeds from maturities, calls, and prepayments	23,439	17,380	30,868
Purchase of premises and equipment	(273)	(511)	(71)
Proceeds from sale of (additions to) foreclosed real estate, net	721	34	199

Net cash provided by (used for) investing activities	(6,956)	(15,729)	(19,320)

Cash flows from financing activities:
Net increase (decrease) in deposits	92,398	9,308	22,920
Repayment of FHLB advances	—	(4,000)	(13,000)
Proceeds from advances from FHLB	—	4,000	11,000
Proceeds from exercise of stock options	—	173	—
Dividends paid	(229)	(220)	(219)

Net cash provided by (used for) financing activities	92,169	9,261	20,701

Net increase (decrease) in cash and cash equivalents, and interest-bearing deposits	89,560	(2,422)	4,886
Cash, cash equivalents, and interest-bearing deposits at beginning of period	6,983	9,405	4,519

Cash and cash equivalents at end of year	$96,543	6,983	9,405

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and advances	$6,518	10,285	11,740
Income taxes	$1,923	1,615	1,314
Real estate acquired in settlement of loans	$1,865	2,418	2,464

See accompanying notes to financial statements.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

June 30, 2003, 2002 and 2001

(Dollars in Thousands)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On May 13, 1994, Jefferson Federal Savings and Loan Association of Morristown (“the Association”) completed a reorganization from a mutual savings and loan association into a Federal mutual holding company, Jefferson Bancshares, M.H.C. (“the M.H.C.”). The Association is a subsidiary of the M.H.C. The M.H.C. engages in no business activity other than its ownership of 1,550,000 shares, or 82.64% of the Association’s common stock. The Association is a financial institution providing banking related services to customers in the Upper East Tennessee Area.

The Association owns 100% of the stock of Jefferson Service Corporation (“the Service Corporation”). The Service Corporation is inactive, as it only owns a total of $43,000 worth of stock in three separate companies. For the periods presented, the Service Corporation did not have any results of operations to report. Therefore, the $43,000 has been reported in “ Other assets” on the Association’s balance sheets.

Use of Estimates – In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the financial statements. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

Significant Group Concentrations of Credit Risk – The Association originates residential real estate loans and, to a lesser extent, commercial real estate and consumer loans primarily to customers located in Upper East Tennessee. The ability of the Association’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Significant Accounting Policies – The following comprise the significant accounting policies, which the Association follows in preparing and presenting its financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $88,946 and $4,571 at June 30, 2003 and 2002, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” according to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e. other comprehensive income). Investments in equity securities, consisting of capital stock of the Federal Home Loan Bank, are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c.	Loans receivable, net, which management has the intent and ability to hold until maturity or pay-off, are generally carried at unpaid principal balances less loans in process, net deferred loan fees, unearned discount on loans and allowances for losses. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent. All interest accrued but not collected for loans considered impaired, placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method until the loan is returned to accrual status. Loans are returned to accrual status when future payments are reasonably assured.

d.	Allowances for losses are available to absorb losses incurred on loans receivable and represent additions charged to expense, less net charge-offs. The allowances are based on management’s assessment of current economic conditions, past loss and collection experience and risk characteristics of the loan portfolio. Management believes that to the best of their knowledge, all known and inherent losses in the loan portfolio have been recorded. The Association is subject to periodic examination by regulatory agencies, which may require the Association to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Association’s regulators will not require further increases to the allowances.

Specific valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. The Association considers a loan to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include non-accrual income property loans (excluding those loans included in the homogeneous portfolio which are collectively reviewed for impairment), large non-accrual single-family loans and troubled debt restructuring. Such loans are placed on non-accrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses.

e.	Credit related financial instruments arising in the ordinary course of business consist primarily of commitments to extend credit.

f.	Premises and equipment are carried at cost, less accumulated depreciation. Expenditures for assets with a life greater than one year and costing more than $500 are generally capitalized. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Estimated lives for buildings, leasehold improvements, equipment and furniture are thirty nine, thirty nine, five and seven years, respectively. Estimated lives for building improvements are evaluated on a case-by-case basis and depreciated over the estimated remaining life of the improvement.

g.	Foreclosed real estate is initially recorded, and subsequently carried, at the lower of cost or fair value less estimated selling costs. Costs related to improvement of foreclosed real estate are capitalized.

h.	Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.	Effective April 1, 1997, the grant date, the Association adopted the disclosure requirements of SFAS No.123, “Accounting for Stock Based Compensation”. SFAS No. 123 requires that compensation cost for stock based employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an institution to use the intrinsic value based method under Accounting Principles Board (APB) Opinion No. 25. The Association has adopted the disclosure requirements under SFAS No. 123, as amended by SFAS No. 148, but has continued to recognize stock compensation expense for stock based employee compensation plans under APB Opinion No. 25.

As of April 1, 1997, the Association implemented both a Management Recognition and Development Plan (MRP) and a Stock Option Plan. Under the plans, certain employees and directors of the Association are eligible to receive restricted stock grants or options. A maximum of 42,000 shares of the Association’s Common Stock may be issued through the exercise of nonstatutory or incentive stock options and as restricted stock awards.

Restricted stock grants aggregating 11,500 shares were awarded on April 1, 1997, having a fair value of $172. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2003, 2002 and 2001, was $0, $24 and $33, respectively. The grants were fully vested as of June 30, 2002.

Under the Stock Option Plan, the option price is the fair value of the Association’s shares at the date of grant. The 24,000 options granted on April 1, 1997, become exercisable in installments of 20% each year beginning one year from date of grant. On March 28, 2002, the Board of Directors awarded the remaining 6,000 shares under the stock option plan and the remaining 500 shares under the MRP to certain officers, directors, and employees. There were no options exercised during the twelve months ended June 30, 2003, and the weighted-average exercise price of the 16,500 options was $17.38. Eleven thousand three hundred options were exercised during the year ended June 30, 2002, leaving 16,500 options outstanding of which all were exercisable currently with a weighted-average exercise price of $17.38. At June 30, 2001, there were 17,300 exercisable options outstanding with an exercise price of $15. The range of exercise prices at June 30, 2003, and June 30, 2002 was $15.00 and $22.13. The remaining average contractual lives were six and seven years at June 30, 2003 and 2002, respectively. The Association has estimated the fair value of its stock option plan as required under SFAS 123 utilizing the Black-Scholes option-pricing model. The pro-forma effect on compensation expense for the years ended June 30, 2003, 2002 and 2001, is as follows:

	Years Ended June 30,
	2003	2002	2001
Net income:
As reported	$3,592	$2,426	$2,188
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(34)	(18)

Pro-forma	$3,592	$2,392	$2,170

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Years Ended June 30,
	2003	2002	2001
Basic net income per share:
As reported	$1.92	$1.30	$1.17
Pro-forma	1.92	1.29	1.17
Earnings per common share assuming dilution:
As reported	$1.91	$1.29	$1.17
Pro-forma	1.91	1.28	1.17
Assumptions in estimating option values:
Risk-free interest rate	N/A	3.93%	N/A
Dividend yield	N/A	3.16%	N/A
Volatility	N/A	20.74%	N/A
Expected life	N/A	5	N/A

j.	The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and interest-bearing deposits with banks – For cash and related instruments, the carrying amount is a reasonable estimate of fair value.

Available-for-sale and held-to-maturity securities – Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair value.

Loans receivable – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued interest receivable – The carrying amount is a reasonable estimate of fair value for accrued interest receivable.

Deposit liabilities – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings – The carrying amounts of short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analysis based on the Association’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter-parties’ credit standings.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 1—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting – The Association’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Association operates primarily in Upper East Tennessee. Management makes operating decisions and assesses performance based on an ongoing review of the Association’s financial results. Therefore, the Association has a single operating segment for financial reporting purposes.

NOTE 2—CORPORATE STRUCTURE AND CONVERSION

On March 3, 2003, the Boards of Directors of the Association and the M.H.C. adopted a Plan of Conversion (“the Plan”) pursuant to which the Association will convert from the mutual holding company form of organization into the stock holding company form of organization. The Plan of Conversion involves the formation of a newly organized Tennessee corporation, Jefferson Bancshares, Inc., to become the holding company for the Association.

On July 1, 2003, the Association completed the Conversion, and the Association became a wholly owned subsidiary of Jefferson Bancshares, Inc. (“the Company”). The Company sold 6.6 million shares (par value $0.01 per share) at $10.00 per share. The Company’s common stock commenced trading on July 2, 2003 on the Nasdaq National Market under the symbol JFBI. At June 30, 2003, the Company had no assets or liabilities and had no business operations. Currently, the Company’s activities consist solely of managing the Association and investing its portion of the net proceeds received in the subscription offering.

In connection with the Association’s commitment to its community, the Plan provided for the establishment of a charitable foundation as part of the conversion. Jefferson Bancshares, Inc. donated to the foundation cash of $250 thousand and 375,000 of common stock, which amounted to $4 million in the aggregate. The Company recognized an expense, net of income tax benefit, equal to the cash and fair value of the stock in the third calendar quarter of 2003.

Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering. As of June 30, 2003, approximately $765 thousand of conversion costs had been deferred.

Upon completion of the Plan of Conversion, a “liquidation account” was established in an amount equal to the total equity of the Association as of the latest practicable date prior to the Conversion. The liquidation account was established to provide limited priority claim to the assets of the Association to “ eligible account holders”, as defined in the Plan, who continue to maintain deposits in the Association after the Conversion. In the unlikely event of a complete liquidation of the Association, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Association’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At the time of the conversion, the liquidation account, which is an off-balance sheet memorandum account, amounted to $29.5 million.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 3—EARNINGS PER SHARE

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Association relate solely to outstanding stock options and are determined using the treasury stock method. Calculations related to earnings per share are provided in the following table.

	Years Ended June 30,
	2003	2002	2001
Weighted average number of common shares used in computing basic earnings per common share	1,875,500	1,865,011	1,863,700
Effect of dilutive stock options	9,850	11,009	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	1,885,350	1,876,020	1,863,700

For the year ended June 30, 2001, there were 21,800 options that were antidilutive, because the exercise price exceeded the average market price for the year. The antidilutive options have been omitted from the calculation of earnings per common share assuming dilution for the year ended June 30,2001.

NOTE 4—IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Goodwill and Other Intangible Assets – In June 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Primarily, SFAS 142 stipulates that goodwill and intangible assets having indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Association does not have any intangible assets affected by this pronouncement.

Accounting for Stock-Based Compensation – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock- Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Association continues to account for its stock-based compensation in accordance with APB Opinion No. 25 and has adopted the disclosure provisions of SFAS No. 148 effective for the year ended June 30, 2003.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 4—IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Derivative Instruments and Hedging Activities – In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying,and the characteristics of a derivative that contains financing components. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The Association is not involved in any hedging activities.

Financial Instruments with Characteristics of both Liabilities and Equity – In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003, with some exceptions. The Association is not a party to such instruments.

Guarantor’s Accounting and Disclosure Requirements for Guarantees – In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of FIN 45 are effective for the Association on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Association does not have any such guarantees.

NOTE 5—INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2003
	Amortized cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$55,646	$928	$—	$56,574
Mortgage-backed:
GNMA	16,726	399	—	17,125
FNMA	2,456	114	—	2,570
FHLMC	124	7	—	131

Total securities available-for-sale	$74,952	$1,448	$—	$76,400

Weighted-average rate	3.40%

Federal Home Loan Bank of Cincinnati stock	$1,518	$—	$—	$1,518

Weighted-average rate	4.00%

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 5—INVESTMENT SECURITIES (CONTINUED)

	June 30, 2002
	Amortized cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$27,933	$531	$—	$28,464
Mortgage-backed:
GNMA	23,439	153	14	23,578
FNMA	7,644	179	—	7,823
FHLMC	333	17	—	350

Total securities available-for-sale	$59,349	$880	$14	$60,215

Weighted-average rate	5.17%

Federal Home Loan Bank of Cincinnati stock	$1,455	$—	$—	$1,455

Weighted-average rate	4.75%

Investment securities in the amount of $3,000 and $2,725 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2003 and 2002, respectively.

Maturities of debt securities at June 30, 2003, are summarized as follows:

	Available-for-Sale Classification		Weighted Average Yield
	Amortized cost	Fair Value
Within 1 year	$1,000	$1,050	6.03%
Over 1 year through 5 years	32,309	33,150	3.49%
After 5 years through 10 years	22,337	22,374	2.57%

	55,646	56,574
Mortgage backed securities	19,306	19,826	4.05%

	$74,952	$76,400	3.40%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Year Ended June 30,
	2003	2002	2001
Proceeds from sales	$3,725	$22,013	$4,011

Gross realized gains	$81	$151	$16
Gross realized losses	—	(10)	(5)

Net gains (losses)	$81	$141	$11

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 6—LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2003	2002
Real estate loans:
Residential 1-4 family	$84,628	$94,595
Home equity lines of credit	1,736	253
Multi-family	13,229	13,163
Construction	5,266	11,226
Commercial	49,020	46,672
Land	10,197	13,011

	164,076	178,920

Commercial business loans	13,472	7,759

Non-real estate loans:
Automobile loans	3,081	4,243
Mobile home loans	719	954
Loans secured by deposits	1,841	2,787
Other consumer loans	1,715	2,249

Total consumer loans	7,356	10,233

Sub-total	184,904	196,912
Less:
Loans in process	(1,682)	(3,761)
Deferred loan fees, net	(366)	(387)
Unearned discount on loans	(5)	(36)
Allowance for losses	(2,841)	(2,696)

Loans, net	$180,010	$190,032

Weighted-average rate	7.71%	8.11%

Impairment of loans having recorded investments of $161 and $114 at June 30, 2003 and 2002, respectively, has been recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. The impairment and related loss allowance for these loans was $24 and $17, for June 30, 2003 and 2002, respectively. Other nonaccrual loans at June 30, 2003 and 2002, were approximately $1.8 million and $2.1 million, respectively. For the years ended June 30, 2003, 2002 and 2001, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms amounted to approximately $143, $160, and $152, respectively. The average recorded amount of impaired loans was $153, $80 and $160 for the years ended June 30, 2003, 2002 and 2001, respectively. The amount of interest income from impaired loans included in the Association’s net income for the years ended June 30, 2003, 2002 and 2001, was approximately $4, $1, and $1, respectively.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 6—LOANS RECEIVABLE, NET (CONTINUED)

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and a hotel. Real estate construction loans are secured principally by single-family dwellings.

Following is a summary of activity in allowance for losses:

	Years Ended June 30,
	2003	2002	2001
Balance, beginning of period	$2,696	$2,209	$2,030
Loans charged-off	(1,077)	(1,416)	(1,387)
Recoveries	435	682	606
Provision charged to expense	787	1,221	960

Balance, end of period	$2,841	$2,696	$2,209

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance, June 30, 2001	$744
Additions	312
Repayment	(272)

Balance, June 30, 2002	784
Additions	376
Repayment	(75)

Balance, June 30, 2003	$1,085

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

NOTE 7—MORTGAGE SERVICING

Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $7, $18, and $40, at June 30, 2003, 2002 and 2001, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $0, $0, and ($1), at June 30, 2003, 2002, and 2001, respectively.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 8—PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2003	2002
Land	$535	$521
Office building	3,849	3,706
Leasehold improvements	74	74
Furniture and equipment	1,853	1,736

	6,311	6,037
Less accumulated depreciation and amortization	2,142	1,837

	$4,169	$4,200

Depreciation and amortization expense for the years ended June 30,2003,2002 and 2001, was $306, $289 and $274, respectively.

NOTE 9—DEPOSITS

Deposits are summarized as follows:

	June 30,
Description and Interest Rate	2003	2002
Noninterest-bearing NOW accounts	$99,109	$4,809
NOW accounts, 0.75% and 1.00%, respectively	17,767	13,358
Passbook accounts, 0.75% and 1.51%, respectively	19,346	14,375
Money market deposit accounts, 1.30% and 2.00%, respectively	28,588	16,569

Total transactions accounts	164,810	49,111

Certificates:
0.00—1.00%	302	—
1.01—2.00%	39,547	—
2.01—3.00%	59,642	59,947
3.01—4.00%	27,896	62,599
4.01—5.00%	22,737	31,452
5.01—6.00%	5,133	10,091
6.01—7.00%	4,180	18,649

Total certificates, 3.41% and 3.75%, respectively	159,437	182,738

Total deposits	$324,247	$231,849

Weighted-average rate—deposits	2.49%	3.34%

The aggregate amount of time deposits in denominations of $100,000 or more was $37,932 and $43,007, respectively, at June 30, 2003 and 2002.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 9—DEPOSITS (CONTINUED)

The Savings Association Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $100,000 are generally not federally insured.

Certificate maturities at June 30, 2003, are summarized as follows:

July 1, 2003 to June 30, 2004	$104,149
July 1, 2004 and thereafter	55,288

$159,437

Jumbo certificates of deposits at June 30, 2003, are summarized by maturity as follows:

July 1, 2003 to June 30, 2004	$21,508
July 1, 2004 and thereafter	16,424

$37,932

Following is a summary of interest on deposits:

	Years Ended June 30,
	2003	2002	2001
NOW	$125	$137	$204
Passbook accounts	141	262	337
Money market deposit accounts	466	237	187
Certificates	5,691	9,536	10,852

	6,423	10,172	11,580
Less—early withdrawal penalties	5	7	13

	$6,418	$10,165	$11,567

NOTE 10—FHLB ADVANCE

Pursuant to collateral agreements with the Federal Home Loan Bank (“FHLB”), advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $56,385 at June 30, 2003. Outstanding advances were $2,000 and $2,000 at June 30, 2003 and 2002, respectively.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 11—INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Association qualifies as a small bank and is using the experience method. As of June 30, 2003, the end of the most recent tax year, the Association’s tax bad debt reserves were approximately $1,416. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates. Beginning in the year ended June 30, 1999, the Association must recapture $622 of tax loss reserves over six years (i.e. $104 per year).

Income taxes are summarized as follows:

	Years Ended June 30,
	2003	2002	2001
Current taxes:
Federal income	$1,890	$1,509	$1,237
State excise	255	193	164

	2,145	1,702	1,401

Deferred taxes
Federal income	(74)	(270)	(109)
State excise	(3)	(14)	(9)

	(77)	(284)	(118)

	$2,068	$1,418	$1,283

The provisions of SFAS No. 109 require the Association to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. The recorded deferred tax liability for the excess reserves were $35 and $70 at June 30, 2003 and 2002, respectively. The Association’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $498, which has not been recorded in the accompanying financial statements,

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 11—INCOME TAXES (CONTINUED)

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes
	Years Ended June 30,
	2003	2002	2001
Tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	3.0	3.3	3.1
Other, net	(0.5)	(0.4)	(0.1)

Effective tax rate	36.5%	36.9%	37.0%

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2003	2002
Deferred tax liabilities:
FHLB stock dividends	$(376)	$(352)
Allowance for “available-for-sale” securities	(550)	(329)

	(926)	(681)

Deferred tax assets:
Deferred loan fees, net	139	147
Accrued sick pay	45	43
Deferred compensation	7	4
Allowance for losses on loans	1,086	1,017
REO writedowns	54	23
Unearned profit on sale of R E O	67	63

Gross deferred tax assets	1,398	1,297
Valuation allowance	—	—

Deferred tax asset	1,398	1,297

Net deferred tax asset	$472	$616

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 12—EMPLOYEE BENEFIT PLANS

401 (K) RETIREMENT PLAN. The Association has a defined contribution pension plan covering all employees having attained the age of twenty and a half and completing six months of service. Normal retirement date is the participant’s sixty-fifth birthday.

The plan is funded by annual employer contributions of 10% of the total plan compensation of all participants in the plan. The amount contributed by the employer is divided among the participants in the same proportion that each participant’s compensation bears to the aggregate compensation of all participants. Employer contributions vest to employees over a seven-year period. Employees are permitted to make contributions of up to 5% of their compensation. Total pension plan expense for the years ended June 30, 2003, 2002 and 2001, was $184, $192 and $164, respectively.

NOTE 13—MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2003 and 2002, that the Association met all capital adequacy requirements to which it is subject.

As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Association’s category. The Association’s actual capital amounts and ratios as of June 30, 2003 and 2002, are also presented in the table.

OTS regulations permit a mutual holding company to waive receipt of dividends from its subsidiary savings association with the prior approval of the OTS. The OTS approved a request by the MHC to waive the receipt of dividends from the Association during the year ended June 30, 2003. The amount of dividends waived by the MHC for the years ended June 30, 2003, 2002 and 2001, was $1,085, $1,085 and $1,085, respectively.

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 13—MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table presents the Association’s capital position relative to its regulatory capital requirements as of June 30, 2003,2002 and 2001:

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Total Capital (to Risk Weighted Assets)	$37,472	21.1%	$14,235	8.0%	$17,794	10.0%
Core Capital (to Tangible Assets)	35,255	9.8%	14,468	4.0%	18,085	5.0%
Tangible Capital (to Tangible Assets)	35,255	9.8%	5,426	1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	35,255	19.8%	N/A		10,676	6.0%
As of June 30,2002:
Total capital (to Risk Weighted Assets)	$33,844	21.1%	$12,835	8.0%	$16,044	10.0%
Core Capital (to Tangible Assets)	31,830	12.0%	10,638	4.0%	13,298	5.0%
Tangible Capital (to Tangible Assets)	31,830	12.0%	3,989	1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	31,830	19.8%	N/A		9,626	6.0%

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 13—MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	June 30,
	2003	2002
GAAP Capital	$36,625	$32,901
Adjustments:
Deferred taxes	(472)	(616)
Unrealized (gains)/losses	(898)	(455)

Core, Tangible and Tier 1 Capital	35,255	31,830
Adjustments:
Allowances for losses	2,217	2,014

Total Capital	$37,472	$33,844

NOTE 14—FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Association is a party to financial instruments with off-balance risk in the normal course of business. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The Association’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Association minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Collateral held by the Association consists of a first or second mortgage on the borrower’s property. The amount of collateral obtained is based upon an appraisal of the property.

The estimated fair values of the Association’s financial instruments are as follows:

	June 30, 2003		June 30, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and balances due from banks and interest-bearing deposits with banks	$96,543	$96,543	$6,983	$6,983
Available-for-sale and held-to maturity securities	76,400	76,400	61,670	61,670
Loans receivable	180,010	182,715	190,032	190,054
Accrued interest receivable	1,934	1,934	2,117	2,117
Financial liabilities:
Deposits	(324,247)	(325,855)	(231,849)	(230,002)
FHLB Advance	(2,000)	(2,273)	(2,000)	(2,104)
Off-balance-sheet assets (liabilities):
Commitments to extend credit	—	(3,238)	—	(5,000)
Letters of credit	—	(92)	—	(55)
Unused lines of credit	—	(1,848)	—	(2,869)

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Association’s customers and generally expire in ninety days or less. Commitments at June 30, 2003 to originate adjustable-rate loans were approximately $1.1 million. Commitments at June 30, 2003 to originate fixed-rate loans were approximately $494 with a term of fifteen years or less and interest rates of 5.50% to 6.00%. Commitments at June 30, 2002 and 2001 to originate adjustable-rate loans were approximately $1.1 and $2.7 million, respectively. Commitments at June 30, 2002 and 2001 to originate fixed-rate loans with terms of fifteen years or less were approximately $110 and $2.2 million, respectively. Fixed rates ranged from 7.00% to 7.75% for June 30,2002 and 7.50% to 10.00% for June 30, 2001.

The Association has entered into an employment agreement with its President and Chief Executive Officer Anderson L. Smith. The agreement stipulates the terms, duties and compensation and provides remedies for both parties upon certain events occurring. Furthermore, the agreement provides for a performance bonus and deferred compensation upon CEO Smith attaining age 65.

The Association has executed various leases of real property for branch operations. Generally the lease terms provide for monthly payments and expirations beginning in 2007. Lease expense was $15, $15 and $14 for the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE 16—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Association obtains products and services from directors or affiliates thereof. In the opinion of management, such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

NOTE 17—QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Association’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	(Unaudited)
Interest income	$4,577	$4,367	$4,222	$4,093
Interest expense	1,847	1,729	1,495	1,447

Net interest income	2,730	2,638	2,727	2,646
Provision for loan losses	307	240	240	—

Net interest income after provision for loan losses	2,423	2,398	2,487	2,646
Noninterest income	284	235	242	21 8
Noninterest expense	1,230	1,304	1,341	1,397

Earnings before income taxes	1,477	1,329	1,388	1,467
Income taxes	551	503	377	637

Net earnings	$926	$826	$1,011	$830

Earnings per share, basic	$0.49	$0.44	$0.54	$0.45
Earnings per share, diluted	$0.49	$0.44	$0.54	$0.44

JEFFERSON FEDERAL SAVINGS AND LOAN ASSOCIATION OF MORRISTOWN

Notes to Financial Statements

(Dollars in Thousands)

NOTE 17—QUARTERLY FINANCIAL INFORMATION (CONTINUED)

	Three Months Ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
		(Unaudited)
Interest income	$4,923	$4,972	$4,770	$4,715
Interest expense	3,031	2,915	2,291	2,030

Net interest income	1,892	2,057	2,479	2,685
Provision for loan losses	240	240	307	434

Net interest income after provision for loan losses	1,652	1,817	2,172	2,251
Noninterest income	241	150	275	355
Noninterest expense	1,077	1,289	1,284	1,419

Earnings before income taxes	816	678	1,163	1,187
Income taxes	322	257	423	416

Net earnings	$494	$421	$740	$771

Earnings per share, basic	$0.27	$0.23	$0.40	$0.40
Earnings per share, diluted	$0.27	$0.23	$0.39	$0.40