Form 10-Q
period 2003-09-30
JEFFERSON BANCSHARES INC
filed 2003-11-14
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-50347

JEFFERSON BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	45-0508261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

120 Evans Avenue, Morristown, Tennessee	37814
(Address of principal executive offices)	(Zip code)

(423) 586-8421

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At November 14, 2003, the registrant had 8,385,517 shares of $.01 par value common stock outstanding.

Jefferson Bancshares, Inc.

Consolidated Statements of Condition

September 30, 2003 and June 30, 2003

(Dollars in Thousands)

	September 30, 2003	June 30, 2003
	(Unaudited)
Assets

Cash and cash equivalents	$5,526	$7,597
Interest-earning deposits	10,190	88,946
Investment securities classified as available for sale, net	112,669	76,400
Federal Home Loan Bank stock	1,534	1,518
Loans receivable, net	177,413	180,010
Premises and equipment, net	5,117	4,168
Foreclosed real estate, net	1,581	1,227
Accrued interest receivable:
Investments	619	368
Loans receivable	1,092	1,566
Deferred tax asset	2,198	472
Other assets	441	1,330

Total Assets	$318,380	$363,602

Liabilities and Stockholders’ Equity

Deposits	$219,618	$324,247
Federal Home Loan Bank advances	2,000	2,000
Other liabilities	650	570
Accrued income taxes	390	160

Total liabilities	222,658	326,977

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; shares issued and outstanding- none	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,375,985 shares issued and outstanding	84	1,876
Unearned ESOP shares	(6,591)	—
Additional paid-in capital	71,317	1,167
Accumulated other comprehensive income	143	898
Retained earnings	30,769	32,684

Total stockholders’ equity	95,722	36,625

Total liabilities and stockholders’ equity	$318,380	$363,602

See accompanying notes to financial statements.

Jefferson Bancshares, Inc.

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Common Share)

	Three Months Ended September 30,
	2003	2002
Interest income:
Interest on loans receivable	$3,296	$3,863
Interest on mortgage-backed securities	164	311
Interest on investment securities	592	357
Other interest	90	46

Total interest income	4,142	4,577

Interest expense:
Deposits	1,304	1,822
Advances from FHLB	25	25

Total interest expense	1,329	1,847

Net interest income	2,813	2,730
Provision for loan losses	—	307

Net interest income after provision for loan losses	2,813	2,423

Noninterest income:
Service charges on negotiable order of withdrawal (“NOW”) accounts, net	159	119
Gain on sale of investment securities, net	22	81
Gain (loss) on sale of foreclosed real estate, net	26	8
Other	27	76

Total noninterest income	234	284

Noninterest expense:
Compensation and benefits	756	585
Occupancy expense	61	71
Equipment and data processing expense	227	218
SAIF deposit insurance premium	9	10
REO Expense	53	56
Advertising	47	38
Charitable contributions	4,024	18
Other	371	234

Total noninterest expense	5,548	1,230

Earnings before income taxes	(2,501)	1,477

Income taxes:
Current	353	536
Deferred	(1,263)	15

Total income taxes	(910)	551

Net earnings (loss)	$(1,591)	$926

Net earnings per common share	$(0.19)	$0.12

Net earnings per common share-assuming dilution	$(0.19)	$0.12

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended June 30, 2003

and Three Months Ended September 30, 2003 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated common stock held by the Employee Stock Ownership Plan	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2002	$1,876	$1,167	$—	$537	$29,321	$32,901

Comprehensive income:
Net earnings	—	—	—	—	3,592	3,592
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $221	—	—	—	361	—	361

Total comprehensive income	—	—	—	—	—	3,953

Dividends	—	—	—	—	(229)	(229)

Balance at June 30, 2003	1,876	1,167	—	898	32,684	36,625

Comprehensive income:
Net earnings	—	—	—	—	(1,591)	(1,591)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(462)	—	—	—	(755)	—	(755)

Total comprehensive income	—	—	—	—	—	(2,346)

Dividends	—	—	—	—	(335)	(335)
Merger of MHC into Jefferson Bancshares	—	100	—	—	11	111
Proceeds of stock conversion, net	66	64,406	—	—	—	64,472
Conversion of shares held under MHC structure	(1,876)	1,876	—	—	—	—
Shares issued in exchange for shares held under MHC structure	14	(14)	—	—	—	—
Contribution of stock to the Jefferson Federal Charitable Foundation	4	3,746	—	—	—	3,750
Common stock acquired by employee stock ownership plan	—	—	(6,701)	—	—	(6,701)
Shares committed to be released by the employee stock ownership plan	—	36	110	—	—	146

Balance at September 30, 2003	$84	$71,317	$(6,591)	$143	$30,769	$95,722

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$(1,591)	$926
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Stock contributed to the Jefferson Federal Charitable Foundation	3,750	—
Allocated ESOP shares	146	—
Depreciation and amortization expense	73	75
Amortization of premiums (discounts), net on investment securities	14	38
Provision for loan losses	—	307
Gain on sale of investment securities and mortgage-backed securities, net	(22)	(81)
FHLB stock dividends	(15)	(17)
Amortization of deferred loan fees, net	(47)	(39)
Loss (gain) on foreclosed real estate, net	(26)	(8)
Decrease (increase) in:
Accrued interest receivable	223	(12)
Other assets	889	235
Deferred tax asset	(1,726)	236
Increase (decrease) in other liabilities and accrued income taxes	(25)	430

Net cash provided by (used for) operating activities	1,643	2,090

Cash flows from investing activities:
Loan originations, net of principal collections	2,681	724
Investment securities classified as available for sale:
Purchased	(57,158)	—
Proceeds from sale	6,676	3,725
Proceeds from maturity	10,500	2,065
Return of principal on mortgage-backed securities	2,504	1,953
Purchase of premises and equipment	(1,022)	(158)
Proceeds from sale of (additions to) foreclosed real estate, net	202	81

Net cash provided by (used for) investing activities	(35,617)	8,390

Cash flows from financing activities:
Net increase (decrease) in deposits	(104,629)	(2,544)
Proceeds from stock conversion, net	57,771	—
Merger of MHC into Jefferson Bancshares	111	—
Cash dividend paid on common stock	(106)	(106)

Net cash provided by (used for) financing activities	(46,853)	(2,650)

Net increase (decrease) in cash, cash equivalents, and interest-earning deposits	(80,827)	7,830
Cash, cash equivalents, and interest-earning deposits at beginning of period	96,543	6,983

Cash, cash equivalents, and interest-earning deposits at end of period	$15,716	$14,813

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$1,304	$1,822
Interest on FHLB advances	25	25
Income taxes	184	88
Real estate acquired in settlement of loans	$824	$947

See accompanying notes to financial statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). Financial statements as of June 30, 2003 and earlier are for the Bank. The unaudited financial statements of Jefferson Bancshares, Inc. were prepared with generally accepted accounting principles and with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for fair presentation of the interim financial statements. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

(2)	Corporate Reorganization and Stock Offering

On March 4, 2003, the Boards of Directors of the Jefferson Bancshares, MHC (the “MHC”) and the Bank adopted a Plan of Conversion to convert the MHC from mutual to stock form and to complete a related stock offering in which shares of common stock representing the MHC’s ownership interest in the Bank would be sold to investors.

The Plan of Conversion was approved by the stockholders and depositors of the Bank on June 25, 2003. The reorganization and stock offering was completed on July 1, 2003. As of that date, the Company sold 6,612,500 shares of common stock for $10.00 per share. After taking into consideration estimated related expenses of approximately $1.6 million, net proceeds from the stock offering amounted to approximately $64.5 million. An additional 1,388,485 shares were issued to existing stockholders, based on an exchange rate of 4.2661 shares of Company common stock for each existing share of Bank common stock, and 375,000 shares were issued to the Jefferson Federal Charitable Foundation, resulting in the total issuance of 8,375,985 shares. Cash was paid in lieu of fractional shares.

Upon completion of the conversion and stock offering, the MHC ceased to exist and its net assets of $111,000 were transferred into the Bank.

The conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company’s assets, liabilities and equity.

(3)	Limitation on Capital Distributions

Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with or condition imposed by the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. In the event Jefferson Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Jefferson Federal’s ability to make capital distributions could be restricted. Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion described in Note 2.

(4)	Earnings Per Common Share

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

Weighted-Average Shares Outstanding For The Three Months
Shares used for:

Earnings Per Common Share September 30, 2002	8,001,070

Earnings Per Common Share-Assuming Dilution September 30, 2002	8,032,157

Earnings Per Common Share September 30, 2003	8,375,985

Earnings Per Common Share-Assuming Dilution September 30, 2003	8,424,818

(5)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(6)	Accounting by Creditors for Impairment of a Loan

Impairment of loans having recorded investment of $219,000 at September 30, 2003 and an average investment of $180,000 during the three-month period ended September 30, 2003 has been recognized in conformity with FASB Statement No. 118. The total allowance for loan losses related to these loans was $27,000 at September 30, 2003. Other nonaccrual loans at September 30, 2003 were approximately $1.5 million. For the three months ended September 30, 2003, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms, amounted to approximately $32,000. The amount of interest income from impaired and non-accrual loans included in the Company’s interest income for the three months ended September 30, 2003 was approximately $17,000. The amount of interest income from impaired loans included in net income for the three months ended September 30, 2003 was approximately $4,000.

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2003:

	Allowance for Loan Losses (Dollars in Thousands)
Balance at June 30, 2003		$2,841
Provision for loan losses		—
Charge-offs	$(223)
Recoveries	73

Net (charge-offs)/recoveries		(150)

Balance at September 30, 2003		$2,691

(7)	Financial Instruments With Off-Balance Sheet Risk

Jefferson Bancshares is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Collateral held by the Company consists of a first or second mortgage on the borrower’s property. The amount of collateral obtained is based upon an appraisal of the property.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2003		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks and interest-earning deposits with banks	$15,716	$15,716	$96,543	$96,543
Available-for-sale securities	112,669	112,669	76,400	76,400
Federal Home Loan Bank stock	1,534	1,534	1,518	1,518
Loans receivable	177,413	179,789	180,010	182,715
Accrued interest receivable	1,711	1,711	1,934	1,934

Financial liabilities:
Deposits	(219,618)	(220,739)	(324,247)	(325,855)
FHLB advances	(2,000)	(2,223)	(2,000)	(2,273)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	(5,473)	—	(3,238)
Unused standby letters of credit	—	(104)	—	(92)
Unused lines of credit	—	(3,453)	—	(1,848)

(8)	Recapture of Tax Bad Debt Reserves

Current federal income tax law provides for elimination of the preferential tax bad debt deduction for thrift institutions and the recapture of tax bad debt reserves in excess of the base year reserves (pre-1988 reserves). The excess tax bad debt reserves is required to be recaptured to income ratably over a six-year period unless a thrift institution meets the “residential loan requirement” test and suspends the recapture for up to two years. For Jefferson Bancshares, this tax accounting change was effective for the year ending June 30, 1997. Because deferred taxes have been recorded for such excess tax bad debt reserves, this legislation has not had a material effect on the Company’s statement of condition or results of operation; however, it has resulted in an outflow of cash. The six-year recapture period began with the fiscal year ending June 30, 1999. The total amount of excess tax bad debt reserves to be recaptured during the six-year period amounted to $622,000, or $104,000 per year. On a cumulative basis, the Company has recaptured $519,000 in reserves during the five most recent fiscal years, which resulted in additional federal income taxes of $176,000. During the three months ended September 30, 2003, Jefferson Bancshares recaptured $26,000 in excess tax bad debt reserves, which resulted in the cash payment of $9,000 in additional federal income tax.

(9)	Stock Incentive Plans

Under the Bank’s 1995 Stock Option Plan and 1995 Management Recognition and Development Plan (“MRP”), which were assumed by the Company, the Company may issue a combined total of 179,176 shares to officers, employees and non-employee directors. Awards under both plans vest pro-rata over a five-year period. Any shares subject to an award that is forfeited will again be available for issuance. As of September 30, 2003, there were 70,389 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. No options were granted, exercised or forfeited during the three months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s discussion and analysis of results of operations and financial condition is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

General

Jefferson Bancshares, Inc. (also referred to as the “Company” or “Jefferson Bancshares”) was organized as a Tennessee corporation at the direction of Jefferson Federal Bank, formerly known as Jefferson Federal Savings and Loan Association of Morristown (referred to as the “Bank” or “Jefferson Federal”), in March 2003 to become the holding company for Jefferson Federal upon the completion of its “second-step” mutual-to-stock conversion (the “Conversion”) of Jefferson Bancshares, M.H.C. (the “MHC”). The Conversion was completed on July 1, 2003. As part of the Conversion, the MHC merged into Jefferson Federal thereby ceasing to exist and Jefferson Federal Savings and Loan Association of Morristown changed its name to “Jefferson Federal Bank.” The Company sold 6,612,500 shares of its common stock at a price of $10.00 per share to depositors of the Bank in a subscription offering raising approximately $64.5 million in net proceeds. The Company also exchanged approximately 1,389,000 shares of its common stock for all the outstanding shares of the Bank’s common stock (other than shares held by the MHC), representing an exchange ratio of 4.2661 for each share of Jefferson Federal outstanding. In addition, the Bank established the Jefferson Federal Charitable Foundation, which was funded with $250,000 and 375,000 shares of Company common stock.

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

Jefferson Federal is a community oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public using such funds to originate loans secured by first mortgages on owner-occupied, one-to four- family residential properties, as well as to originate commercial real estate and multi-family mortgage loans, construction loans, consumer loans, commercial non-real estate loans and make other investments permitted by applicable laws and regulations.

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”) through the Savings Association Insurance Fund (“SAIF”). Jefferson Federal Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Private Securities Litigation Reform Act Safe Harbor Statement

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Jefferson Bancshares, Inc.’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” and similar expressions.

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

Net Earnings

Net earnings decreased as a result of the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation.

	Three Months Ended September 30,
	2003	2002
	(Dollars in thousands, except per share data)
Net earnings	$(1,591)	$926
Net earnings per share, basic	$(0.19)	$0.12
Net earnings per share, diluted	$(0.19)	$0.12
Return on average assets (annualized)	NM	1.39%
Return on average equity (annualized)	NM	10.95%

Net Interest Income

Net interest income increased $83,000, or 3.0%, to $2.8 million for the three months ended September 30, 2003. The net interest margin decreased 55 basis points to 3.67% for the three months ended September 30, 2003. The decline in net interest margin reflects growth in earning assets with lower yields due to current low market interest rates. The interest rate spread was 2.94% and 3.82% for the quarters ended September 30, 2003 and 2002, respectively. The average rate paid on interest-bearing liabilities decreased 79 basis points to 2.47%, while the average yield on interest-earning assets decreased 167 basis points to 5.41%.

The following table summarizes changes in interest income and expense:

	Three Months Ended September 30,
	2003	2002	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,296	$3,863	$(567)	(14.7)%
Investment securities	756	668	88	13.2%
Interest-earning deposits	75	29	46	158.6%
FHLB stock	15	17	(2)	(11.8)%

Total interest income	4,142	4,577	(435)	(9.5)%
Interest expense:
Deposits	1,304	1,822	(518)	(28.4)%
Borrowings	25	25	—	—

Total interest expense	1,329	1,847	(518)	(28.1)%

Net interest income	$2,813	$2,730	$83	3.0%

The following table summarizes average balances and average yields and costs:

	Three Months Ended September 30,
	2003		2002
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Loans	$181,347	7.27%	$192,619	8.02%
Investment and mortgage-backed securities	112,723	2.68%	54,604	4.89%
Interest-earning deposits	10,754	2.79%	9,866	1.18%
Deposits	213,596	2.44%	224,384	3.25%
Borrowings	2,000	5.00%	2,000	5.00%

Total interest income decreased $435,000, or 9.5%, to $4.1 million for the three months ended September 30, 2003 resulting from a decrease in the average yield of interest-earning assets more than offsetting an increase in the average balance of interest-earning assets. Interest on loans decreased as a result of declining rates and a decrease in the average balance. The average yield on loans declined as we originated loans at lower interest rates due to the prevailing low interest rate environment.

Interest on investment securities increased due to an increase in the average balance which more than offset a decline in the average yield. The average balance of investments increased as a result of the investment of the conversion proceeds in short-term securities. The average yield on investment securities decreased 221 basis points to 2.68% for the 2003 period. Approximately 15% of the investment portfolio is held in mortgage-backed securities (MBSs). A significant portion of our mortgage-backed securities have adjustable rates and have repriced downward in the current low interest rate environment. Dividends on FHLB stock were $15,000 for the three months ended September 30, 2003 and $17,000 for the same period in 2002. Dividends on FHLB stock are paid with additional shares of FHLB stock.

Interest expense decreased $518,000, or 28.1%, to $1.3 million for the three-month period ended September 30, 2003 as the average balance of deposits declined 4.8% to $213.6 million, and the average rate paid declined 81 basis points to 2.44%. Certificates of deposits, which are a higher cost of funds, were approximately 70.6% of deposits at September 30, 2003 and 76.7% of deposits at September 30, 2002. The shift of deposits from certificates of deposit to lower costing transaction accounts has been a result of the prevailing low interest rate environment and our strategy of emphasizing transaction accounts.

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the level of subprime loans in the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. We use Beacon credit scores to predict the likelihood that an existing borrower will become a serious credit risk. We consider loans to borrowers with a Beacon credit score below 600 to be subprime. Provision for loan losses decreased $307,000 for the three months ended September 30, 2003 due to lower estimated losses in the loan portfolio. There were no additions to the allowance for loan losses during the three-month period ended September 30, 2003. Net charge-offs were $150,000 for the three-month period ended September 30, 2003 compared to $388,000 for the same period in 2002. Nonaccrual loans decreased $988,000, to $1.5 million at September 30, 2003. The level of subprime loans at September 30, 2003 decreased approximately $8.2 million, or 23.0% from the level at September 30, 2002.

Noninterest Income

Noninterest income decreased $50,000, or 17.6%, to $234,000 for the three months ended September 30, 2003 due to a combination of factors, including a decrease in gain on sale of investments offsetting an increase in gain on sale of foreclosed property. The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2003 compared to the same period in 2002.

	Three Months Ended September 30,
	2003	2002	$ Change	% Change
Service charges and fees	$159	$167	$(8)	(4.8)%
Gain on sale of investments	22	81	(59)	(72.8)%
Gain on sale of foreclosed property	26	8	18	225.0%
Other	27	28	(1)	(3.6)%

Total noninterest income	$234	$284	$(50)	(17.6)%

Noninterest Expense

Noninterest expense increased $4.3 million to $5.5 million for the three months ended September 30, 2003 due primarily to the $4.0 million contribution to the Jefferson Federal Charitable Foundation. Compensation and benefits increased $171,000, or 29.2%, due primarily to expenses related to the Employee Stock Ownership Plan, which we adopted in connection with the conversion.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes in for the three months ended September 30, 2003 compared to the same period in 2002.

	Three Months Ended September 30,
	2003	2002	$ Change	% Change
Compensation and benefits	$756	$585	$171	29.2%
Occupancy	61	71	(10)	(14.1)%
Equipment and data processing	227	218	9	4.1%
SAIF Deposit insurance premiums	9	10	(1)	(10.0)%
REO expense	53	56	(3)	(5.4)%
Advertising	47	38	9	23.7%
Charitable contributions	4,024	18	4,006	NM
Other	371	234	137	58.6%

Total noninterest expense	$5,548	$1,230	$4,318	351.1%

Income Taxes

Income tax benefit for the three months ended September 30, 2003 was $910,000 compared to income tax expense of $551,000 for the same period in 2002. The tax benefit was due to the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation is tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.

Financial Condition

Assets

Total assets at September 30, 2003 were $318.4 million, a decrease of $45.2 million or 12.4%, from total assets of $363.6 million at June 30, 2003. At June 30, 2003, orders received in the subscription and community offering totaled in excess of $105.0 million. Approximately $39.1 million of unfilled orders was returned to subscribers during the quarter ended September 30, 2003.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash and cash equivalents decreased $2.1 million, or 27.3%, to $5.5 million at September 30, 2003. Interest-earning deposits decreased $78.8 million to $10.2 million at September 30, 2003. This decrease is primarily attributable to the investment of conversion proceeds and the return of funds for unfilled stock orders.

Investments

Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities increased $36.3 million, or 47.5%, due primarily to the investment of conversion proceeds and the reinvestment of proceeds from called securities. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $230,000, or $143,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

Investments

At September 30, 2003:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale
Debt securities:
Federal agency	$95,647	$644	$(557)	$95,734
Mortgage-backed	16,792	170	(27)	16,935

Total securities available-for-sale	$112,439	$814	$(584)	$112,669

Weighted-average rate	3.21%

Federal Home Loan Bank of Cincinnati stock	$1,534	$—	$—	$1,534

Weighted-average rate	4.00%

At June 30, 2003:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale
Debt securities:
Federal agency	$55,646	$928	$—	$56,574
Mortgage-backed	19,306	520	—	19,826

Total securities available-for-sale	$74,952	$1,448	$—	$76,400

Weighted-average rate	3.40%

Federal Home Loan Bank of Cincinnati stock	$1,518	$—	$—	$1,518

Weighted-average rate	4.00%

Loans

Net loans decreased $2.6 million, or 1.4%, to $177.4 million at September 30, 2003, as new loan originations were offset by loan repayments. Loan originations for the quarter ended September 30, 2003 were $13.1 million compared to $10.2 million for the same period in 2002. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. Mortgage loans decreased $1.0 million, to $163.1 million at September 30, 2003. Mortgage loans represented 89.5% of total loans at September 30, 2003. The largest segment of our mortgage loans is one- to four-family loans. One- to four-family loans decreased $1.4 million, or 1.7%, to $83.2 million as a result of overall weakened economic conditions and as borrowers refinanced their loans with other lenders in the low interest rate environment.

Commercial real estate loans are the second largest segment of our mortgage loan portfolio. We have emphasized this type of lending for several years and have grown this portfolio to $49.5 million at September 30, 2003, an increase of $511,000, or 1.0%, from the level at June 30, 2003.

Multi-family loans increased $595,000, or 4.5%, to $13.8 million during the three-month period as a result of a continued emphasis on this type of lending. Construction loans decreased $1.3 million, or 25.1%, to $3.9 million in the three months ended September 30, 2003. Land loans increased $342,000, or 3.4% to $10.5 million at September 30, 2003.

Commercial business loans decreased $1.5 million, or 11.1%, to $12.0 million at September 30, 2003. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans decreased $267,000, or 3.6%, to $7.1 million at September 30, 2003. We have tightened our underwriting standards and have originated fewer subprime loans in recent periods. In addition, we have experienced low demand for automobile loans as a result of low-cost financing offered through automobile dealers.

Loans receivable, net are summarized as follows:

	At September 30, 2003		At June 30, 2003
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	(Dollars in Thousands)
Real Estate Loans:
Residential one-to-four family	$83,201	45.7%	$84,628	45.8%
Multi-family	13,824	7.6%	13,229	7.2%
Construction	3,943	2.2%	5,266	2.8%
Commercial	49,531	27.2%	49,020	26.5%
Land	10,539	5.8%	10,197	5.5%
Home equity line of credit	2,021	1.1%	1,736	0.9%

Total real estate loans	163,059	89.5%	164,076	88.7%

Commercial Business Loans	11,975	6.6%	13,472	7.3%

Non-real estate loans:
Loans secured by deposit accounts	1,888	1.0%	1,841	1.0%
Other consumer loans	1,633	0.9%	1,715	0.9%
Loans secured by automobiles	2,895	1.6%	3,081	1.7%
Mobile home loans	673	0.4%	719	0.4%

Total non-real estate loans	7,089	3.9%	7,356	4.0%

Total commercial business and consumer loans	19,064	10.5%	20,828	11.3%

Subtotal	182,123	100.0%	184,904	100.0%

Less:
Loans in process	(1,657)		(1,682)
Deferred loan fees, net	(359)		(366)
Unearned discount on loans	(3)		(5)
Allowance for losses	(2,691)		(2,841)

Loans receivable, net	$177,413		$180,010

Loan Loss Allowance

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

The allowance for loan losses decreased $150,000 to $2.7 million at September 30, 2003, due to net charge-offs during the three-month period ended September 30, 2003. There were no additions to the allowance for loan losses during the current three-month period. At September 30, 2003, our allowance for loan losses represented 1.48% of total gross loans and 184.6% of nonperforming loans, compared to 1.54% of total gross loans and 161.79% of nonperforming loans at June 30, 2003.

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming. Loans are reviewed on a monthly basis and are generally placed on a nonaccrual status when the loan becomes more than 90 days delinquent. Foreclosed real estate increased $354,000, to $1.6 million at September 30, 2003 from $1.2 million at June 30, 2003. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	September 30, 2003	June 30, 2003
Nonaccruing loans:
One-to-four-family	$1,344	$1,335
Commercial	21	387
Land	8	17
Commercial Business	30	—
Consumer	55	17

Total nonaccrual loans	1,458	1,756

Real estate owned	1,581	1,227
Other repossessed assets	13	16

Total nonperforming assets	$3,052	$2,999

Total nonperforming assets to total assets	0.96%	0.82%
Total nonperforming loans to total loans	0.80%	0.95%
Allowance for loan losses to total nonperforming assets	88.17%	94.73%

Deposits

Total deposits decreased $104.6 million, or 32.3% to $219.6 million at September 30, 2003. This decrease is primarily attributable to the funds held in the conversion account at June 30, 2003, for the purchase of Jefferson Bancshares common stock.

	September 2003	June 2003	$ Change	% Change
Certificates of Deposit	$155,031	$159,437	$(4,406)	(2.8)%
Savings Accounts	14,079	19,346	(5,267)	(27.2)%
Money Market Accounts	28,928	28,588	340	1.2%
NOW Accounts	15,315	17,767	(2,452)	(13.8)%
Non-interest Bearing Accounts	6,265	99,109	(92,844)	(93.7)%

	$219,618	$324,247	$(104,629)	(32.3)%

Advances and Other Liabilities

FHLB advances were $2.0 million at both September 30, 2003 and June 30, 2003 with maturity dates ranging from March 2004 through March 2006.

Stockholders’ Equity

Stockholders’ equity increased $59.1 million to $95.7 million at September 30, 2003 due primarily to $64.5 million in net proceeds from the conversion. As a result of a net loss for the three-month period combined with dividends paid to shareholders, retained earnings decreased $1.9 million to $30.8 million at September 30, 2003. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At September 30, 2003, the adjustment to stockholders’ equity was an unrealized gain of $143,000 compared to a net unrealized gain of $898,000 at June 30, 2003.

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

We regularly adjust our investments in liquid assets based on our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2003, cash and cash equivalents totaled $5.5 million and interest-earning deposits totaled $10.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $112.7 million at September 30, 2003. In addition, at September 30, 2003, we had arranged the ability to borrow a total of approximately $57.1 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $2.0 million.

At September 30, 2003, we had approximately $5.5 million in loan commitments, consisting of $2.3 million in commitments to originate residential loans and $3.2 million to originate commercial loans. In addition to commitments to originate loans, we had $1.7 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $104,000 in unused standby letters of credit and approximately $3.5 million in unused lines of credit. We had $106.2 million in certificates of deposit due within one year and $64.4 million in other deposits without specific maturities at September 30, 2003. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In the three-month period ended September 30, 2003, we originated approximately $13.1 million of loans and purchased $57.2 million in securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $104.6 million during the three-month period ended September 30, 2003. However, we experienced a decline of only $45.2 million in assets during that period, most of which related to the return of excess subscriptions in connection with the Company’s stock offering. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. In the three-month period ended September 30, 2003, Federal Home Loan Bank advances were unchanged.

At September 30, 2003, the average liquidity ratio was 45.04% compared to 27.65% at September 30, 2002. The capital from the Conversion has significantly increased our liquidity and capital resources. Over time, we expect the initial level of liquidity after the conversion will be reduced as net proceeds from the stock offering are used for future lending and operational growth and expansion activities.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at September 30, 2003, and June 30, 2003:

	Actual			For Capital Adequacy Purposes:			To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount		Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
At September 30, 2003:

Total Capital (To Risk Weighted Assets)	$63,265	≥	38.8%	$13,034	≥	8.0%	$16,292	≥	10.0%

Core Capital (To Tangible Assets)	61,220	≥	21.1%	11,631	≥	4.0%	14,539	≥	5.0%

Tangible Capital (To Tangible Assets)	61,220	≥	21.1%	4,362	≥	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	61,220	≥	37.6%	N/A			9,775	≥	6.0%

At June 30, 2003:

Total Capital (To Risk Weighted Assets)	37,472	≥	21.1%	14,235	≥	8.0%	17,794	≥	10.0%

Core Capital (To Tangible Assets)	35,255	≥	9.8%	14,468	≥	4.0%	18,085	≥	5.0%

Tangible Capital (To Tangible Assets)	35,255	≥	9.8%	5,426	≥	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	35,255	≥	19.8%	N/A			10,676	≥	6.0%

Effect of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of Jefferson Bancshares is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company’s asset and liability position since June 30, 2003. As a result of the funds raised in the Company’s stock offering and management’s strategy of investing the funds from the offering and excess funds from operations in short-term investments with minimal extension risk, the Company is now more asset sensitive and is likely to experience an increase in net interest income in a rising interest rate environment.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

The following information is provided with respect to the Company’s sale of its common stock as part of the Conversion.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-103961) was May 13, 2003.

b.	The offering was consummated on July 1, 2003 with the sale of 6,612,500 shares of common stock. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 8,376,573 shares, which represented an aggregate offering amount of $83,765,730. The amount included 6,612,500 shares (or $66.1 million) sold in the offering, 1,388,485 shares of Company common stock exchanged for outstanding shares of Jefferson Federal common stock (other than shares held by Jefferson Bancshares, M.H.C.) and 375,000 shares (or $3.75 million) issued to Jefferson Federal Charitable Foundation, Inc.

d.	A reasonable estimate of the expenses incurred in connection with the Conversion and offering was $1.6 million, including expenses paid to and for the underwriter of $625,000, and other expenses of $1.0 million. The net proceeds resulting from the offering after deducting expenses were approximately $64.5 million.

e.	The net proceeds are invested in federal funds sold and fixed income securities. This use of net proceeds is materially consistent with the use of proceeds described in the prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

b.	Reports on Form 8-K during the quarter ended September 30, 2003:

On July 2, 2003, the Company furnished a Form 8-K in which it reported under Item 9 the results of its stock offering.

On July 25, 2003, the Company furnished a Form 8-K in which it reported under Item 12 the announcement of its results of operations for the quarter and year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

November 14, 2003	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

November 14, 2003	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary