Form 10-Q
period 2003-12-31
JEFFERSON BANCSHARES INC
filed 2004-02-13
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 00-50347

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

At February 12, 2004, the registrant had 8,385,517 shares of $.01 par value common stock outstanding.

Jefferson Bancshares, Inc.

Consolidated Statements of Condition

December 31, 2003 and June 30, 2003

(Dollars in Thousands)

	December 31, 2003	June 30, 2003
	(Unaudited)
Assets

Cash and cash equivalents	$3,572	$7,597
Interest-earning deposits	4,128	88,946
Investment securities classified as available for sale, net	112,499	76,400
Federal Home Loan Bank stock	1,549	1,518
Loans receivable, net	182,465	180,010
Premises and equipment, net	5,163	4,168
Foreclosed real estate, net	846	1,227
Accrued interest receivable:
Investments	939	368
Loans receivable	1,098	1,566
Deferred tax asset	2,059	472
Other assets	481	1,330

Total Assets	$314,799	$363,602

Liabilities and Stockholders’ Equity

Deposits	$215,661	$324,247
Federal Home Loan Bank advances	2,000	2,000
Other liabilities	549	570
Accrued income taxes	—	160

Total liabilities	218,210	326,977

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; shares issued and outstanding- none	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,385,517 shares issued and outstanding	84	1,876
Unearned ESOP shares	(6,481)	—
Additional paid-in capital	71,427	1,167
Accumulated other comprehensive income	131	898
Retained earnings	31,428	32,684

Total stockholders’ equity	96,589	36,625

Total liabilities and stockholders’ equity	$314,799	$363,602

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Common Share)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Interest income:
Interest on loans receivable	$3,147	$3,732	$6,443	$7,595
Interest on mortgage-backed securities	143	261	307	572
Interest on investment securities	741	324	1,333	681
Other interest	32	50	122	96

Total interest income	4,063	4,367	8,205	8,944

Interest expense:
Deposits	1,239	1,704	2,543	3,526
Advances from FHLB	25	25	50	50

Total interest expense	1,264	1,729	2,593	3,576

Net interest income	2,799	2,638	5,612	5,368
Provision for loan losses	—	240	—	547

Net interest income after provision for loan losses	2,799	2,398	5,612	4,821

Noninterest income:
Dividends from investments	22	—	22	—
Service charges and fees	160	171	319	338
Gain on sale of fixed assets	1	—	1	—
Gain on sale of investment securities, net	—	—	22	81
Gain on sale of foreclosed real estate, net	39	32	65	40
Other	30	32	57	60

Total noninterest income	252	235	486	519

Noninterest expense:
Compensation and benefits	714	591	1,470	1,177
Occupancy expense	64	64	125	135
Equipment and data processing expense	215	199	442	417
SAIF deposit insurance premium	12	10	21	20
REO Expense	77	90	130	147
Advertising	75	41	122	79
Contribution to Jefferson Federal Charitable Foundation	—	—	4,000	—
Other	357	309	752	559

Total noninterest expense	1,514	1,304	7,062	2,534

Earnings before income taxes	1,537	1,329	(964)	2,806

Income taxes:
Current	425	506	778	1,042
Deferred	146	(3)	(1,117)	12

Total income taxes	571	503	(339)	1,054

Net earnings (loss)	$966	$826	$(625)	$1,752

Net earnings per common share	$0.12	$0.10	$(0.07)	$0.22

Net earnings per common share-assuming dilution	$0.11	$0.10	$(0.07)	$0.22

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended June 30, 2003

and Six Months Ended December 31, 2003 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated common stock held by the Employee Stock Ownership Plan	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2002	$1,876	$1,167	$—	$537	$29,321	$32,901

Comprehensive income:
Net earnings	—	—	—	—	3,592	3,592
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $221	—	—	—	361	—	361

Total comprehensive income	—	—	—	—	—	3,953

Dividends	—	—	—	—	(229)	(229)

Balance at June 30, 2003	1,876	1,167	—	898	32,684	36,625

Comprehensive income:
Net earnings	—	—	—	—	(1,591)	(1,591)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($462)	—	—	—	(755)	—	(755)

Total comprehensive income	—	—	—	—	—	(2,346)

Dividends	—	—	—	—	(335)	(335)
Merger of MHC into Jefferson Bancshares	—	100	—	—	11	111
Proceeds of stock conversion, net	66	64,406	—	—		64,472
Conversion of shares held under MHC structure	(1,876)	1,876	—	—	—	—
Shares issued in exchange for shares held under MHC structure	14	(14)	—	—	—	—
Contribution of stock to the Jefferson Federal Charitable Foundation	4	3,746	—	—	—	3,750
Common stock acquired by employee stock ownership plan	—	—	(6,701)	—	—	(6,701)
Shares committed to be released by the employee stock ownership plan	—	36	110	—	—	146

Balance at September 30, 2003	84	71,317	(6,591)	143	30,769	95,722

Comprehensive income:
Net earnings	—	—	—	—	966	966
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($7)	—	—	—	(12)	—	(12)

Total comprehensive income	—	—	—	—	—	954

Dividends	—	—	—	—	(307)	(307)
Stock options exercised	—	33				33
Shares committed to be released by the employee stock ownership plan	—	49	110	—	—	159
Tax benefit from exercise of nonqualifying stock options		28				28

Balance at December 31, 2003	$84	$71,427	$(6,481)	$131	$31,428	$96,589

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$(625)	$1,752
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Stock contributed to the Jefferson Federal Charitable Foundation	3,750	—
Allocated ESOP shares	305	—
Depreciation and amortization expense	138	147
Amortization of premiums (discounts), net on investment securities	2	77
Provision for loan losses	—	547
Gain on sale of fixed assets	1	—
Gain on sale of investment securities and mortgage-backed securities, net	(22)	(81)
FHLB stock dividends	(31)	(34)
Amortization of deferred loan fees, net	(85)	(79)
Loss (gain) on foreclosed real estate, net	(65)	(40)
Decrease (increase) in:
Accrued interest receivable	(103)	134
Other assets	849	170
Deferred tax asset	(1,587)	237
Increase (decrease) in other liabilities and accrued income taxes	(516)	(166)

Net cash provided by (used for) operating activities	2,011	2,664

Cash flows from investing activities:
Loan originations, net of principal collections	(1,807)	2,021
Investment securities classified as available for sale:
Purchased	(63,662)	—
Proceeds from sale	6,676	3,725
Proceeds from maturity	15,500	5,065
Return of principal on mortgage-backed securities	4,172	4,068
Purchase of premises and equipment	(1,133)	(177)
Sale of fixed assets	1	—
Proceeds from sale of (additions to) foreclosed real estate, net	510	316

Net cash provided by (used for) investing activities	(39,743)	15,018

Cash flows from financing activities:
Net increase (decrease) in deposits	(108,586)	(8,811)
Proceeds from stock conversion, net	57,771	—
Merger of MHC into Jefferson Bancshares	111	—
Cash dividend paid on common stock	(441)	(147)
Proceeds from exercise of stock options	34	—

Net cash provided by (used for) financing activities	(51,111)	(8,958)

Net increase (decrease) in cash, cash equivalents, and interest-earning deposits	(88,843)	8,724
Cash, cash equivalents, and interest-earning deposits at beginning of period	96,543	6,983

Cash, cash equivalents, and interest-earning deposits at end of period	$7,700	$15,707

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$2,543	$3,526
Interest on FHLB advances	50	50
Income taxes	1,087	1,259

Real estate acquired in settlement of loans	$1,323	$1,510

See accompanying notes to financial statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). Financial statements as of June 30, 2003 and earlier are for the Bank. The unaudited financial statements of Jefferson Bancshares, Inc. were prepared with generally accepted accounting principles and with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for fair presentation of the interim financial statements. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding For The Three Months	Weighted-Average Shares Outstanding For The Six Months
Shares used for:
Earnings Per Common Share December 31, 2002	8,001,071	8,001,071
Earnings Per Common Share-Assuming Dilution December 31, 2002	8,029,636	8,031,838
Earnings Per Common Share December 31, 2003	8,382,286	8,378,837
Earnings Per Common Share-Assuming Dilution December 31, 2003	8,426,876	8,421,943

(5)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(6)	Accounting by Creditors for Impairment of a Loan

Impairment of loans having recorded investment of $239,000 at December 31, 2003 and an average investment of $209,000 during the six-month period ended December 31, 2003 has been recognized in conformity with FASB Statement No. 118. The total allowance for loan losses related to these loans was $28,000 at December 31, 2003. Other nonaccrual loans at December 31, 2003 were approximately $1.2 million. For the six months ended December 31, 2003, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms, amounted to approximately $50,000. The amount of interest income from impaired and non-accrual loans included in the Company’s interest income for the six months ended December 31, 2003 was approximately $35,000. The amount of interest income from impaired loans included in net income for the six months ended December 31, 2003 was approximately $7,000.

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2003:

	Allowance for Loan Losses (Dollars in Thousands)
Balance at June 30, 2003		$2,841
Provision for loan losses		—
Charge-offs	$(433)
Recoveries	174

Net (charge-offs)/recoveries		(259)

Balance at December 31, 2003		$2,582

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks and interest-earning deposits with banks	$7,700	$7,700	$96,543	$96,543
Available-for-sale securities	112,499	112,499	76,400	76,400
Federal Home Loan Bank stock	1,549	1,549	1,518	1,518
Loans receivable	182,465	183,097	180,010	182,715
Accrued interest receivable	2,037	2,037	1,934	1,934

Financial liabilities:
Deposits	(215,661)	(216,545)	(324,247)	(325,855)
FHLB advances	(2,000)	(2,190)	(2,000)	(2,273)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	(7,233)	—	(3,238)
Unused standby letters of credit	—	(99)	—	(92)
Unused lines of credit	—	(3,598)	—	(1,848)

(8)	Recapture of Tax Bad Debt Reserves

Current federal income tax law provides for elimination of the preferential tax bad debt deduction for thrift institutions and the recapture of tax bad debt reserves in excess of the base year reserves (pre-1988 reserves). The excess tax bad debt reserves is required to be recaptured to income ratably over a six-year period unless a thrift institution meets the “residential loan requirement” test and suspends the recapture for up to two years. For Jefferson Bancshares, this tax accounting change was effective for the year ending June 30, 1997. Because deferred taxes have been recorded for such excess tax bad debt reserves, this legislation has not had a material effect on the Company’s statement of condition or results of operation; however, it has resulted in an outflow of cash. The six-year recapture period began with the fiscal year ending June 30, 1999. The total amount of excess tax bad debt reserves to be recaptured during the six-year period amounted to $622,000, or $104,000 per year. On a cumulative basis, the Company has recaptured $519,000 in reserves during the five most recent fiscal years, which resulted in additional federal income taxes of $176,000. During the six months ended December 31, 2003, Jefferson Bancshares recaptured $52,000 in excess tax bad debt reserves, which resulted in the cash payment of $18,000 in additional federal income tax.

(9)	Stock Incentive Plans

Under the Bank’s 1995 Stock Option Plan and 1995 Management Recognition and Development Plan (“MRP”), which were assumed by the Company, the Company may issue a combined total of 179,176 shares to officers, employees and non-employee directors. Awards under both plans vest pro-rata over a five-year period. Any shares subject to an award that is forfeited will again be available for issuance. As of December 31, 2003, there were 60,857 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. No options were granted, or forfeited during the six months ended December 31, 2003. During the three months ended December 31, 2003, 9,532 options were exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

Results of Operations for the Three and Six Months Ended December 31, 2003 and 2002

Net Earnings

For the three months ended December 31, 2003, net earnings increased $140,000, or 16.9%, to $966,000. For the six months ended December 31, 2003, net earnings decreased as a result of the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net earnings	$966	$826	$(625)	$1,752
Net earnings per share, basic	$0.12	$0.10	$(0.07)	$0.22
Net earnings per share, diluted	$0.11	$0.10	$(0.07)	$0.22
Return on average assets (annualized)	1.22%	1.26%	NM	1.33%
Return on average equity (annualized)	4.02%	9.57%	NM	10.25%

Net Interest Income

Net interest income increased $161,000, or 6.1%, to $2.8 million for the three months ended December 31, 2003. The net interest margin decreased 51 basis points to 3.66% for the three months ended December 31, 2003. The decline in net interest margin reflects growth in earning assets with lower yields due to current low market interest rates. The interest rate spread was 2.93% and 3.76% for the quarters ended December 31, 2003 and 2002, respectively. The average balance of interest-earning assets increased $53.0 million to $306.3 million, while the average balance of interest-bearing liabilities decreased $7.9 million to $212.9 million. The average rate paid on interest-bearing liabilities decreased 75 basis points to 2.38%, while the average yield on interest-earning assets decreased 159 basis points to 5.31%.

The following table summarizes changes in interest income and expense for the three month period:

	Three Months Ended December 31,
	2003	2002	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,147	$3,732	$(585)	(15.7)%
Investment securities	741	324	417	128.7%
Mortgage-backed securities	143	261	(118)	(45.2)%
Interest-earning deposits	17	33	(16)	(48.5)%
FHLB stock	15	17	(2)	(11.8)%

Total interest income	4,063	4,367	(304)	(7.0)%
Interest expense:
Deposits	1,239	1,704	(465)	(27.3)%
Borrowings	25	25	—	0.0%

Total interest expense	1,264	1,729	(465)	(26.9)%

Net interest income	$2,799	$2,638	$161	6.1%

For the six months ended December 31, 2003, net interest income increased $244,000, or 4.5%, to $5.6 million. This increase was primarily the result of an increase in the average balance of earning assets which more than offset a decrease in the interest rate spread. The net interest margin and interest rate spread was 3.66% and 2.94%, respectively, for the six months ended December 31, 2003, compared to 4.20% and 3.79% for the comparable period in 2002.

The following table summarizes changes in interest income and expense for the six month period:

	Six Months Ended December 31,
	2003	2002	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,443	$7,595	$(1,152)	(15.2)%
Investment securities	1,333	681	652	95.7%
Mortgage-backed securities	307	572	(265)	(46.3)%
Interest-earning deposits	92	62	30	48.4%
FHLB stock	30	34	(4)	(11.8)%

Total interest income	8,205	8,944	(739)	(8.3)%
Interest expense:
Deposits	2,543	3,526	(983)	(27.9)%
Borrowings	50	50	—	0.0%

Total interest expense	2,593	3,576	(983)	(27.5)%

Net interest income	$5,612	$5,368	$244	4.5%

The following table summarizes average balances and average yields and costs:

	Three Months Ended December 31,				Six Months Ended December 31,
	2003		2002		2003		2002
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
Loans	$183,371	6.86%	$190,318	7.84%	$182,359	7.07%	$191,468	7.93%
Investment securities	95,320	3.11%	24,710	5.24%	95,111	2.80%	26,182	5.20%
Mortgage-backed securities	15,708	3.64%	24,835	4.20%	16,765	3.66%	25,893	4.42%
Interest-earning deposits	10,341	0.66%	11,943	1.11%	10,548	1.74%	10,904	1.14%
FHLB stock	1,544	3.89%	1,484	4.58%	1,536	3.91%	1,475	4.61%
Deposits	210,877	2.35%	218,739	3.12%	212,236	2.40%	221,562	3.18%
Borrowings	2,000	5.00%	2,000	5.00%	2,000	5.00%	2,000	5.00%

Total interest income decreased $304,000, or 7.0%, to $4.1 million for the three months ended December 31, 2003 and decreased $739,000 or 8.3%, to $8.2 million for the six months ended December 31, 2003. The decrease in interest income for both the three and six month period was the result of a decrease in the average yield of interest-earning assets more than offsetting an increase in the average balance of interest-earning assets. Interest on loans decreased as a result of declining rates and a decrease in the average balance. The average yield on loans declined as we originated loans at lower interest rates due to the prevailing low interest rate environment, and loans with variable rates repriced to lower rates. Interest on investment securities increased due to an increase in the average balance which more than offset a decline in the average yield. The average balance of investments increased as a result of the investment of the Conversion proceeds in short-term securities. The average yield on investment securities decreased 213 basis points to 3.11% for the three month period and decreased 240 basis points to 2.80% for the six month period. Approximately 14% of the investment portfolio is held in mortgage-backed securities (MBSs). A significant portion of our mortgage-backed securities have adjustable rates and have repriced downward in the current low interest rate environment. Dividends on FHLB stock were $15,000 for the three months ended December 31, 2003 and $17,000 for the same period in 2002. Dividends on FHLB stock are paid with additional shares of FHLB stock.

Interest expense decreased $465,000, or 26.9%, to $1.3 million for the three month period ended December 31, 2003 and decreased $983,000, or 27.9%, to $2.6 million for the six month period ended December 31, 2003. For both the three and six month period, the average balance of deposits declined due to a decrease in certificates of deposit which more than offset increases in transaction accounts. The average rate paid on deposits declined for both the three and six month periods in 2003 as compared to the same periods in 2002 due to the current low interest rate environment. For the six month period ended December 31, 2003, certificates of deposit, which are a higher cost of funds, represented approximately 70.6% of deposits at December 31, 2003 and 76.7% of deposits at December 31, 2002. The shift of deposits from certificates of deposit to lower costing transaction accounts has been a result of the prevailing low interest rate environment and our strategy of emphasizing transaction accounts.

Provision for Loan Losses

We review the level of the allowance on a monthly basis and establish the provision for loan losses based on the level of subprime loans in the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. We use Beacon credit scores to predict the likelihood that an existing borrower will become a credit risk. We consider loans to borrowers with a Beacon credit score below 600 to be “subprime”. Provision for loan losses decreased $240,000 for the three months ended December 31, 2003 compared to the same period in 2002 due to lower estimated losses in the loan portfolio. For the six months ended December 31, 2003, the provision for loan losses decreased $547,000 compared to the six month period in 2002 as there were no additions to the allowance for loan losses during the six month period ended December 31, 2003. Net charge-offs were $259,000 for the six month period ended December 31, 2003 compared to $553,000 for the same period in 2002. Nonaccrual loans were $1.2 million at December 31, 2003 compared to $2.4 million at December 31, 2002. The level of subprime loans at December 31, 2003 decreased approximately $9.7 million, or 29.0% from the level at December 31, 2002.

Noninterest Income

Noninterest income increased $17,000, or 7.2%, to $252,000 for the three months ended December 31, 2003 due to a combination of factors, including increases in dividends from investments and gain on sale of foreclosed property more than offsetting a decrease in service charges and fees. The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2003 compared to the same period in 2002.

	Three Months Ended December 31,
	2003	2002	$ Change	% Change
Dividends from investments	$22	—	$22	NM
Service charges and fees	160	$171	(11)	(6.4)%
Gain on sale of fixed assets	1	—	1	NM
Gain on sale of foreclosed property	39	32	7	21.9%
Other	30	32	(2)	(6.3)%

Total noninterest income	$252	$235	$17	7.2%

Noninterest income decreased $33,000, or 6.4%, to $486,000 for the six months ended December 31, 2003, primarily due to a decrease in gain on sale of investments and service charges and fees more than offsetting increases in dividends from investments and gain on sale of foreclosed property.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2003 compared to the same period in 2002.

	Six Months Ended December 31,
	2003	2002	$ Change	% Change
Dividends from investments	$22	—	$22	NM
Service charges and fees	319	338	(19)	(5.6)%
Gain on sale of fixed assets	1	—	1	NM
Gain on sale of investments	22	81	(59)	(72.8)%
Gain on sale of foreclosed property	65	40	25	62.5%
Other	57	60	(3)	(5.0)%

Total noninterest income	$486	$519	$(33)	(6.4)%

Noninterest Expense

Noninterest expense increased $210,000 to $1.5 million for the three months ended December 31, 2003 due primarily to an increase in compensation and benefits. The increase in compensation and benefits was due primarily to expenses related to the Employee Stock Ownership Plan (“ESOP”). Compensation expense is recognized for the ESOP in an amount equal to the fair market value of shares committed to be released for allocation to participant accounts.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2003 compared to the same period in 2002.

	Three Months Ended December 31,
	2003	2002	$ Change	% Change
Compensation and benefits	$714	$591	$123	20.8%
Occupancy	64	64	—	0.0%
Equipment and data processing	215	199	16	8.0%
SAIF Deposit insurance premiums	12	10	2	20.0%
REO expense	77	90	(13)	(14.4)%
Advertising	75	41	34	82.9%
Other	357	309	48	15.5%

Total noninterest expense	$1,514	$1,304	$210	16.1%

Noninterest expense increased $4.5 million to $7.1 million for the six months ended December 31, 2003 due primarily to the $4.0 million contribution to the Jefferson Federal Charitable Foundation. Compensation and benefits increased $293,000, or 24.9%, due primarily to expenses related to the ESOP. For the six months, compensation expense related to the ESOP was $305,000.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2003 compared to the same period in 2002.

	Six Months Ended December 31,
	2003	2002	$ Change	% Change
Compensation and benefits	$1,470	$1,177	$293	24.9%
Occupancy	125	135	(10)	(7.4)%
Equipment and data processing	442	417	25	6.0%
SAIF Deposit insurance premiums	21	20	1	5.0%
REO expense	130	147	(17)	(11.6)%
Advertising	122	79	43	54.4%
Contribution to the Jefferson Federal Charitable Foundation	4,000	—	4,000	NM
Other	752	559	193	34.5%

Total noninterest expense	$7,062	$2,534	$4,528	178.7%

Income Taxes

Income tax expense for the three months ended December 31, 2003 was $571,000 compared to $503,000 for the same period in 2002. Income tax benefit for the six months ended December 31, 2003 was $339,000 compared to income tax expense of $1.1 million for the same period in 2002. The tax benefit (i.e. current and deferred) was due to the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation is tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.

Financial Condition

Assets

Total assets at December 31, 2003 were $314.8 million, a decrease of $48.8 million or 13.4%, from total assets of $363.6 million at June 30, 2003. At June 30, 2003, orders received in the subscription and community offering totaled in excess of $105.0 million. Approximately $39.1 million of unfilled orders was returned to subscribers during the following quarter.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash and cash equivalents were $3.6 million at December 31, 2003 compared to $7.6 million at June 30, 2003. Interest-earning deposits decreased $84.8 million to $4.1 million at December 31, 2003. This decrease is primarily attributable to the investment of Conversion proceeds and the return of funds for unfilled stock orders.

Investments

Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities increased $36.1 million, or 47.3%, to $112.5 million due primarily to the investment of Conversion proceeds and the reinvestment of proceeds from called securities. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $212,000, or $131,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
At December 31, 2003:
Securities Available-for-Sale
Debt securities:
Federal agency	$94,667	$368	$(246)	$94,789
Municipals	2,502	1	—	2,503
Mortgage-backed	15,118	109	(20)	15,207

Total securities available-for-sale	$112,287	$478	$(266)	$112,499

Weighted-average rate	3.17%

Federal Home Loan Bank of Cincinnati stock	$1,549	$—	$—	$1,549

Weighted-average rate	4.00%

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
At June 30, 2003:
Securities Available-for-Sale
Debt securities:
Federal agency	$55,646	$928	$—	$56,574
Mortgage-backed	19,306	520	—	19,826

Total securities available-for-sale	$74,952	$1,448	$—	$76,400

Weighted-average rate	3.40%

Federal Home Loan Bank of Cincinnati stock	$1,518	$—	$—	$1,518

Weighted-average rate	4.00%

Loans

Net loans increased $2.5 million, or 1.4%, to $182.5 million at December 31, 2003. Loan originations for the six months ended December 31, 2003 were $31.4 million compared to $20.6 million for the same period in 2002. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. Mortgage loans increased $4.5 million, to $168.6 million at December 31, 2003. Mortgage loans represented 89.9% of total loans at December 31, 2003. The largest segment of our mortgage loans is one- to four-family loans. One- to four-family loans decreased $4.6 million, or 5.5%, to $80.0 million as a result of overall weakened economic conditions and as borrowers refinanced their loans with other lenders in the low interest rate environment.

Commercial real estate loans are the second largest segment of our mortgage loan portfolio. We have emphasized this type of lending for several years and have grown this portfolio to $56.4 million at December 31, 2003, an increase of $7.4 million, or 15.0%, from the level at June 30, 2003.

Multi-family loans increased $376,000, or 2.8%, to $13.6 million during the six month period as a result of a continued emphasis on this type of lending. Construction loans decreased $395,000, or 7.5%, to $4.9 million in the six months ended December 31, 2003. Land loans increased $1.3 million, or 12.4% to $11.5 million at December 31, 2003.

Commercial business loans decreased $953,000, or 7.1%, to $12.5 million at December 31, 2003. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans decreased $973,000, or 13.2%, to $6.4 million at December 31, 2003. We have tightened our underwriting standards and have originated fewer subprime loans in recent periods. In addition, we have experienced low demand for automobile loans as a result of low-cost financing offered through automobile dealers.

Loans receivable, net are summarized as follows:

	At December 31, 2003		At June 30, 2003
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	(Dollars in Thousands)
Real estate loans:
Residential one-to-four family	$80,002	42.7%	$84,628	45.8%
Multi-family	13,605	7.3%	13,229	7.2%
Construction	4,871	2.6%	5,266	2.8%
Commercial	56,390	30.1%	49,020	26.5%
Land	11,459	6.1%	10,197	5.5%
Home equity line of credit	2,287	1.2%	1,736	0.9%

Total real estate loans	168,614	89.9%	164,076	88.7%

Commercial business loans	12,519	6.7%	13,472	7.3%

Non-real estate loans:
Loans secured by deposit accounts	1,702	0.9%	1,841	1.0%
Other consumer loans	1,533	0.8%	1,715	0.9%
Loans secured by automobiles	2,526	1.4%	3,081	1.7%
Mobile home loans	622	0.3%	719	0.4%

Total non-real estate loans	6,383	3.4%	7,356	4.0%

Total commercial business and consumer loans	18,902	10.1%	20,828	11.3%

Subtotal	187,516	100.0%	184,904	100.0%

Less:
Loans in process	(2,117)		(1,682)
Deferred loan fees, net	(350)		(366)
Unearned discount on loans	(2)		(5)
Allowance for losses	(2,582)		(2,841)

Loans receivable, net	$182,465		$180,010

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

Due to net charge-offs, the allowance for loan losses decreased $259,000 to $2.6 million at December 31, 2003. There were no additions to the allowance for loan losses during the current six-month period. At December 31, 2003, our allowance for loan losses represented 1.38% of total gross loans and 217.6% of nonperforming loans, compared to 1.54% of total gross loans and 161.79% of nonperforming loans at June 30, 2003.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Balance at beginning of period	$2,691	$2,615	$2,841	$2,696
Provision for loan losses	—	240	—	547
Recoveries	102	189	174	278
Charge-offs	(211)	(354)	(433)	(831)

Net charge-offs	(109)	(165)	(259)	(553)

Allowance at end of period	$2,582	$2,690	$2,582	$2,690

Net charge-offs to average outstanding loans during the period	0.24%	0.35%	0.28%	0.58%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming. Loans are reviewed on a monthly basis and are generally placed on a nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans decreased 32.3% to $1.2 million at December 31, 2003. Foreclosed real estate decreased $381,000, to $846,000 at December 31, 2003 from $1.2 million at June 30, 2003. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	December 31, 2003	June 30, 2003
Nonaccruing loans:
One-to-four-family	$1,126	$1,335
Commercial	21	387
Land	37	17
Commercial Business	—	—
Consumer	5	17

Total nonaccrual loans	1,189	1,756

Real estate owned	846	1,227
Other repossessed assets	1	16

Total nonperforming assets	$2,036	$2,999

Total nonperforming assets to total assets	0.65%	0.82%
Total nonperforming loans to total loans	0.65%	0.98%
Allowance for loan losses to total nonperforming assets	126.82%	94.73%

Deposits

Total deposits decreased $108.6 million, or 33.5% to $215.7 million at December 31, 2003. This decrease is primarily attributable to the funds held in the Conversion account at June 30, 2003, for the purchase of Jefferson Bancshares common stock.

	December 2003	June 2003	$ Change	% Change
Certificates of deposit	$150,909	$159,437	$(8,528)	(5.3)%
Savings accounts	13,871	19,346	(5,475)	(28.3)%
Money market accounts	28,289	28,588	(299)	(1.0)%
NOW accounts	16,318	17,767	(1,449)	(8.2)%
Non-interest bearing accounts	6,274	99,109	(92,835)	(93.7)%

	$215,661	$324,247	$(108,586)	(33.5)%

Advances and Other Liabilities

FHLB advances were $2.0 million at both December 31, 2003 and June 30, 2003 with maturity dates ranging from March 2004 through March 2006.

Stockholders’ Equity

Stockholders’ equity increased $59.9 million to $96.6 million at December 31, 2003 due primarily to $64.5 million in net proceeds from the Conversion. As a result of a net loss for the six-month period combined with dividends paid to shareholders, retained earnings decreased $1.3 million to $31.4 million at December 31, 2003. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At December 31, 2003, the adjustment to stockholders’ equity was an unrealized gain of $131,000 compared to a net unrealized gain of $898,000 at June 30, 2003.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2003, cash and cash equivalents totaled $3.6 million and interest-earning deposits totaled $4.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $112.5 million at December 31, 2003. In addition, at December 31, 2003, we had arranged the ability to borrow a total of approximately $57.9 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $2.0 million.

At December 31, 2003, we had approximately $7.2 million in loan commitments, consisting of $407,000 in commitments to originate residential loans, $6.5 million to originate commercial loans, and $348,000 to originate multi-family loans. In addition to commitments to originate loans, we had $2.1 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $99,000 in unused standby letters of credit and approximately $3.6 million in unused lines of credit. We had $107.0 million in certificates of deposit due within one year and $64.8 million in other deposits without specific maturities at December 31, 2003. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. In the six-month period ended December 31, 2003, we originated approximately $31.4 million of loans and purchased $63.7 million in securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $108.6 million during the six-month period ended December 31, 2003. However, we experienced a decline of only $48.8 million in assets during that period, most of which related to the return of excess subscriptions in connection with the Company’s stock offering. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. In the six-month period ended December 31, 2003, Federal Home Loan Bank advances were unchanged.

At December 31, 2003, the average liquidity ratio was 41.95% compared to 26.50% at December 31, 2002. The capital from the Conversion has significantly increased our liquidity and capital resources. Over time, we expect the initial level of liquidity after the Conversion will be reduced as net proceeds from the stock offering are used for future lending and operational growth and expansion activities.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at December 31, 2003, and June 30, 2003:

	Actual			For Capital Adequacy Purposes:			To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount		Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
At December 31, 2003:

Total Capital (To Risk Weighted Assets)	$64,030	≥	38.2%	$13,405	≥	8.0%	$16,757	≥	10.0%

Core Capital (To Tangible Assets)	61,929	≥	21.6%	11,474	≥	4.0%	14,343	≥	5.0%

Tangible Capital (To Tangible Assets)	61,929	≥	21.6%	4,303	≥	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	61,929	≥	37.0%	N/A			10,054	≥	6.0%

At June 30, 2003:

Total Capital (To Risk Weighted Assets)	37,472	≥	21.1%	14,235	≥	8.0%	17,794	≥	10.0%

Core Capital (To Tangible Assets)	35,255	≥	9.8%	14,468	≥	4.0%	18,085	≥	5.0%

Tangible Capital (To Tangible Assets)	35,255	≥	9.8%	5,426	≥	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	35,255	≥	19.8%	N/A			10,676	≥	6.0%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

b.	Reports on Form 8-K during the quarter ended December 31, 2003:

On October 3, 2003, the Company filed a Form 8-K in which it reported under Item 5 the date of its annual meeting of shareholders.

On October 28, 2003, the Company furnished a Form 8-K in which it reported under Item 12 the announcement of its results of operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 12, 2004	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

February 12, 2004	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary