Form 10-Q
period 2004-03-31
JEFFERSON BANCSHARES INC
filed 2004-05-17
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At May 14, 2004, the registrant had 8,385,517 shares of common stock, $.01 par value per share, outstanding.

Jefferson Bancshares, Inc.

Consolidated Statements of Condition

March 31, 2004 and June 30, 2003

(Dollars in Thousands)

	March 31, 2004	June 30, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$3,598	$7,597
Interest-earning deposits	3,636	88,946
Investment securities classified as available for sale, net	98,586	76,400
Federal Home Loan Bank stock	1,565	1,518
Loans receivable, net	185,997	180,010
Premises and equipment, net	5,108	4,168
Foreclosed real estate, net	670	1,227
Accrued interest receivable:
Investments	528	368
Loans receivable	1,036	1,566
Deferred tax asset	1,800	472
Cash surrender value of life insurance	5,027	—
Other assets	683	1,330

Total Assets	$308,234	$363,602

Liabilities and Stockholders’ Equity
Deposits	$209,131	$324,247
Federal Home Loan Bank advances	4,000	2,000
Other liabilities	648	570
Accrued income taxes	—	160

Total liabilities	213,779	326,977

Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; shares issued and outstanding-none	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,385,517 shares issued and outstanding	84	1,876
Unearned ESOP shares	(6,372)	—
Additional paid-in capital	71,468	1,167
Unearned compensation	(3,417)	—
Accumulated other comprehensive income	567	898
Retained earnings	32,125	32,684

Total stockholders’ equity	94,455	36,625

Total liabilities and stockholders’ equity	$308,234	$363,602

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Common Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Interest income:
Interest on loans receivable	$3,182	$3,647	$9,625	$11,242
Interest on mortgage-backed securities	125	225	432	797
Interest on investment securities	663	304	1,996	985
Other interest	26	46	148	142

Total interest income	3,996	4,222	12,201	13,166

Interest expense:
Deposits	1,105	1,470	3,648	4,996
Advances from FHLB	25	25	75	75

Total interest expense	1,130	1,495	3,723	5,071

Net interest income	2,866	2,727	8,478	8,095
Provision for loan losses	—	240	—	787

Net interest income after provision for loan losses	2,866	2,487	8,478	7,308

Noninterest income:
Dividends from investments	26	25	48	25
Service charges and fees	154	169	473	507
Gain on sale of fixed assets	—	—	1	—
Gain on sale of investment securities, net	—	—	22	81
Gain on sale of foreclosed real estate, net	11	(3)	76	37
Other	74	51	131	111

Total noninterest income	265	242	751	761

Noninterest expense:
Compensation and benefits	900	625	2,370	1,802
Occupancy expense	64	64	189	199
Equipment and data processing expense	280	212	722	629
SAIF deposit insurance premium	8	10	29	30
REO Expense	26	117	156	264
Advertising	29	27	151	106
Contribution to Jefferson Federal Charitable Foundation	—	—	4,000	—
Other	363	286	1,115	845

Total noninterest expense	1,670	1,341	8,732	3,875

Earnings before income taxes	1,461	1,388	497	4,194

Income taxes:
Current	440	471	1,218	1,513
Deferred	(12)	(94)	(1,129)	(82)

Total income taxes	428	377	89	1,431

Net earnings (loss)	$1,033	$1,011	$408	$2,763

Net earnings per common share	$0.13	$0.13	$0.05	$0.34

Net earnings per common share- assuming dilution	$0.13	$0.13	$0.05	$0.34

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended June 30, 2003

and Nine Months Ended March 31, 2004 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated common stock held by the Employee Stock Ownership Plan	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2002	$1,876	$1,167	$—	$—	$537	$29,321	$32,901

Comprehensive income:
Net earnings	—	—	—	—	—	3,592	3,592
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $221	—	—	—	—	361	—	361

Total comprehensive income	—	—	—	—	—	—	3,953
Dividends	—	—	—	—	—	(229)	(229)

Balance at June 30, 2003	1,876	1,167	—	—	898	32,684	36,625

Comprehensive income:
Net earnings	—	—	—	—	—	(1,591)	(1,591)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($462)	—	—	—	—	(755)	—	(755)

Total comprehensive income	—	—	—	—	—	—	(2,346)
Dividends	—	—	—	—	—	(335)	(335)
Merger of MHC into Jefferson Bancshares	—	100	—	—	—	11	111
Proceeds of stock conversion, net	66	64,406	—	—	—	—	64,472
Conversion of shares held under MHC structure	(1,876)	1,876	—	—	—	—	—
Shares issued in exchange for shares held under MHC structure	14	(14)	—	—	—	—	—
Contribution of stock to the Jefferson Federal Charitable Foundation	4	3,746	—	—	—	—	3,750
Common stock acquired by employee stock ownership plan	—	—	(6,701)	—	—	—	(6,701)
Shares committed to be released by the employee stock ownership plan	—	36	110	—	—	—	146

Balance at September 30, 2003	84	71,317	(6,591)	—	143	30,769	95,722

(Continued)

Jefferson Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended June 30, 2003

and Nine Months Ended March 31, 2004 (Unaudited)

(Dollars in Thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Unallocated common stock held by the Employee Stock Ownership Plan	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2003	84	71,317	(6,591)	—	143	30,769	95,722

Comprehensive income:
Net earnings	—	—	—	—	—	966	966
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($7)	—	—	—	—	(12)	—	(12)

Total comprehensive income	—	—	—	—	—	—	954
Dividends	—	—	—	—	—	(307)	(307)
Stock options exercised	—	33					33
Shares committed to be released by the employee stock ownership plan	—	49	110	—	—	—	159

Tax benefit from exercise of nonqualifying stock options	—	28	—	—	—	—	28

Balance at December 31, 2003	$84	$71,427	$(6,481)	$—	$131	$31,428	$96,589
Comprehensive income:
Net earnings	—	—	—	—	—	1,033	1,033
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $270	—	—	—	—	436	—	436

Total comprehensive income	—	—	—	—	—	—	1,469
Dividends	—	—	—	—	—	(336)	(336)
Shares committed to be released by the employee stock ownership plan	—	41	109	—	—	—	150
Stock grants under the 2004 Stock Incentive Plan	—	—	—	(3,527)	—	—	(3,527)
Earned portion of stock grants	—	—	—	110	—	—	110

Balance at March 31, 2004	$84	$71,468	$(6,372)	$(3,417)	$567	$32,125	$94,455

See accompanying notes to financial statements

Jefferson Bancshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$408	$2,763
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Stock contributed to the Jefferson Federal Charitable Foundation	3,750	—
Allocated ESOP shares	455	—
Depreciation and amortization expense	205	218
Amortization of premiums (discounts), net on investment securities	(1)	103
Provision for loan losses	—	787
Gain on sale of fixed assets	1	—
Gain on sale of investment securities and mortgage-backed securities, net	(22)	(81)
FHLB stock dividends	(47)	(49)
Amortization of deferred loan fees, net	(126)	(116)
Loss (gain) on foreclosed real estate, net	(76)	(37)
Earned portion of stock incentive plan	110	—
Increase in cash surrender value of life insurance	(27)	—
Decrease (increase) in:
Accrued interest receivable	370	157
Other assets	647	(87)
Deferred tax asset	(1,328)	47
Increase (decrease) in other liabilities and accrued income taxes	(417)	(250)

Net cash provided by (used for) operating activities	3,902	3,455

Cash flows from investing activities:
Loan originations, net of principal collections	(5,393)	1,517
Investment securities classified as available for sale:
Purchased	(74,479)	(7,495)
Proceeds from sale	24,914	3,725
Proceeds from maturity	21,500	7,565
Return of principal on mortgage-backed securities	5,373	6,171
Purchase of bank owned insurance	(5,000)	—
Purchase of premises and equipment	(1,144)	(229)
Sale of fixed assets	1	—
Proceeds from sale of (additions to) foreclosed real estate, net	520	380

Net cash provided by (used for) investing activities	(33,708)	11,634

Cash flows from financing activities:
Net increase (decrease) in deposits	(115,116)	(4,518)
Proceeds from stock conversion, net	57,771	—
Merger of MHC into Jefferson Bancshares	111	—
Proceeds from FHLB advances	3,500	—
Repayment of FHLB advances	(1,500)	—
Purchase of company stock for stock based incentive plan	(3,527)	—
Cash dividend paid on common stock	(776)	(187)
Proceeds from exercise of stock options	34	—

Net cash provided by (used for) financing activities	(59,503)	(4,705)

Net increase (decrease) in cash, cash equivalents, and interest-earning deposits	(89,309)	10,384
Cash, cash equivalents, and interest-earning deposits at beginning of period	96,543	6,983

Cash, cash equivalents, and interest-earning deposits at end of period	$7,234	$17,367

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$3,648	$4,996
Interest on FHLB advances	75	75
Income taxes	1,642	1,739
Real estate acquired in settlement of loans	$1,471	$1,684

See accompanying notes to financial statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). Financial statements as of June 30, 2003 and earlier are for the Bank. The unaudited financial statements of Jefferson Bancshares, Inc. were prepared with generally accepted accounting principles and with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for fair presentation of the interim financial statements. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

(2)	Corporate Reorganization and Stock Offering

On March 4, 2003, the Boards of Directors of Jefferson Bancshares, MHC (the “MHC”) and the Bank adopted a Plan of Conversion to convert the MHC from mutual to stock form and to complete a related stock offering in which shares of common stock representing the MHC’s ownership interest in the Bank would be sold to investors (the “Conversion”).

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

Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with or condition imposed by the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. In the event Jefferson Federal’s capital falls below its regulatory requirements or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Jefferson Federal’s ability to make capital distributions could be restricted. Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion described in Note 2.

(4)	Earnings Per Common Share

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding For The Three Months	Weighted-Average Shares Outstanding For The Nine Months
Shares used for:
Earnings Per Common Share March 31, 2003	7,330,982	7,330,982
Earnings Per Common Share-Assuming Dilution March 31, 2003	7,378,399	7,375,887
Earnings Per Common Share March 31, 2004	7,737,418	7,718,515
Earnings Per Common Share-Assuming Dilution March 31, 2004	7,784,096	7,765,484

(5)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(6)	Accounting by Creditors for Impairment of a Loan

Impairment of loans having recorded investment of $358,000 at March 31, 2004 and an average investment of $232,000 during the nine-month period ended March 31, 2004 has been recognized in conformity with FASB Statement No. 118. The total allowance for loan losses related to these loans was $69,000 at March 31, 2004. Other nonaccrual loans at March 31, 2004 were approximately $1.3 million. For the nine months ended March 31, 2004, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms, amounted to approximately $81,000. The amount of interest income from impaired and non-accrual loans included in the Company’s interest income for the nine months ended March 31, 2004 was approximately $64,000. The amount of interest income from impaired loans included in net income for the nine months ended March 31, 2004 was approximately $14,000.

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2004:

	Allowance for Loan Losses (Dollars in Thousands)
Balance at June 30, 2003		$2,841
Provision for loan losses		—
Charge-offs	$(536)
Recoveries	219

Net (charge-offs)/recoveries		(317)

Balance at March 31, 2004		$2,524

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2004		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
Financial assets:
Cash and due from banks and interest-earning deposits with banks	$7,234	$7,234	$96,543	$96,543
Available-for-sale securities	98,586	98,586	76,400	76,400
Federal Home Loan Bank stock	1,565	1,565	1,518	1,518
Loans receivable	185,997	185,330	180,010	182,715
Accrued interest receivable	1,564	1,564	1,934	1,934

Financial liabilities:
Deposits	(209,131)	(206,155)	(324,247)	(325,855)
FHLB advances	(4,000)	(4,224)	(2,000)	(2,273)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	(1,295)	—	(3,238)
Unused standby letters of credit	—	(141)	—	(92)
Unused lines of credit	—	(6,917)	—	(1,848)

(8)	Recapture of Tax Bad Debt Reserves

Current federal income tax law provides for elimination of the preferential tax bad debt deduction for thrift institutions and the recapture of tax bad debt reserves in excess of the base year reserves (pre-1988 reserves). The excess tax bad debt reserves is required to be recaptured to income ratably over a six-year period unless a thrift institution meets the “residential loan requirement” test and suspends the recapture for up to two years. For Jefferson Bancshares, this tax accounting change was effective for the year ending June 30, 1997. Because deferred taxes have been recorded for such excess tax bad debt reserves, this legislation has not had a material effect on the Company’s statement of condition or results of operation; however, it has resulted in an outflow of cash. The six-year recapture period began with the fiscal year ending June 30, 1999. The total amount of excess tax bad debt reserves to be recaptured during the six-year period amounted to $622,000, or $104,000 per year. On a cumulative basis, the Company has recaptured $519,000 in reserves during the five most recent fiscal years, which resulted in additional federal income taxes of $176,000. During the nine months ended March 31, 2004, Jefferson Bancshares recaptured $78,000 in excess tax bad debt reserves, which resulted in the cash payment of $26,000 in additional federal income tax.

(9)	Stock Incentive Plans

Under the Bank’s 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan (“MRP”), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of March 31, 2004, there were 60,857 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the nine-month period, 9,532 options were exercised.

On January 8, 2004, the Company adopted the 2004 Stock Incentive Plan which authorized the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of March 31, 2004, there were 401,778 options and 160,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of March 31, 2004.

	Nine months ended March 31, 2004
	Shares	Weighted- average exercise price
Outstanding at beginning of period	70,389	$4.08
Granted during the nine-month period	401,778	$13.69
Options exercised	(9,532)	$3.52
Outstanding at March 31, 2004	462,635	$12.44

Options exercisable at March 31, 2004	60,857	$4.16

The following information applies to options outstanding at March 31, 2004:

Number outstanding	462,635
Range of exercise prices	$3.52-$13.69
Weighted-average exercise price	12.44
Weighted-average remaining contractual life	8.9 years
Number of options remaining for future issuance	296,972

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

Results of Operations for the Three and Nine Months Ended March 31, 2004 and 2003

Net Earnings

Net earnings increased $22,000, or 2.2%, to $1.0 million for the three months ended March 31, 2004. For the nine months ended March 31, 2004, net earnings decreased as a result of the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net earnings	$1,033	$1,011	$408	$2,763
Net earnings per share, basic	$0.13	$0.13	$0.05	$0.34
Net earnings per share, diluted	$0.13	$0.13	$0.05	$0.34
Return on average assets (annualized)	1.33%	1.55%	0.13%	1.40%
Return on average equity (annualized)	4.35%	11.39%	0.43%	10.64%

Net Interest Income

Net interest income before loan loss provision increased $139,000, or 5.1%, to $2.9 million for the three months ended March 31, 2004. This increase was primarily the result of higher average earning assets, partially offset by a lower net interest margin. The net interest margin decreased 44 basis points to 3.87% for the three months ended March 31, 2004. The decline in net interest margin reflects growth in earning assets with lower yields due to current low market interest rates. The average balance of interest-earning assets increased $43.3 million to $296.6 million, while the average balance of interest-bearing liabilities decreased $13.0 million to $206.5 million. The average rate paid on interest-bearing liabilities decreased 53 basis points to 2.19%, while the average yield on interest-earning assets decreased 128 basis points to 5.39%. The interest rate spread was 3.20% and 3.94% for the quarters ended March 31, 2004 and 2003, respectively.

The following table summarizes changes in interest income and expense for the three-month period:

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,182	$3,647	$(465)	(12.8)%
Investment securities	663	304	359	118.1%
Mortgage-backed securities	125	225	(100)	(44.4)%
Interest-earning deposits	10	31	(21)	(67.7)%
FHLB stock	16	15	1	6.7%

Total interest income	3,996	4,222	(226)	(5.4)%
Interest expense:
Deposits	1,105	1,470	(365)	(24.8)%
Borrowings	25	25	—	0.0%

Total interest expense	1,130	1,495	(365)	(24.4)%

Net interest income	$2,866	$2,727	$139	5.1%

For the nine months ended March 31, 2004, net interest income increased $383,000, or 4.7%, to $8.5 million. This increase was primarily the result of an increase in the average balance of earning assets which more than offset a decrease in the net interest margin. The net interest margin and interest rate spread were 3.73% and 3.02%, respectively, for the nine months ended March 31, 2004, compared to 4.23% and 3.84% for the comparable period in 2003.

The following table summarizes changes in interest income and expense for the nine-month period:

	Nine Months Ended March 31,
	2004	2003	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$9,625	$11,242	$(1,617)	(14.4)%
Investment securities	1,996	985	1,011	102.6%
Mortgage-backed securities	432	797	(365)	(45.8)%
Interest-earning deposits	102	93	9	9.7%
FHLB stock	46	49	(3)	(6.1)%

Total interest income	12,201	13,166	(965)	(7.3)%
Interest expense:
Deposits	3,648	4,996	(1,348)	(27.0)%
Borrowings	75	75	—	0.0%

Total interest expense	3,723	5,071	(1,348)	(26.6)%

Net interest income	$8,478	$8,095	$383	4.7%

The following table summarizes average balances and average yields and costs:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2004		2003		2004		2003
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$189,904	6.70%	$190,357	7.66%	$184,874	6.94%	$191,098	7.84%
Investment securities	82,759	3.20%	23,113	5.26%	90,993	2.93%	25,159	5.22%
Mortgage-backed securities	14,428	3.47%	24,895	3.62%	15,986	3.59%	25,560	4.16%
Interest-earning deposits	7,924	0.50%	13,422	0.92%	9,673	1.41%	11,743	1.06%
FHLB stock	1,559	4.11%	1,498	4.01%	1,544	3.97%	1,483	4.41%
Deposits	203,783	2.17%	217,459	2.70%	209,419	2.32%	220,194	3.03%
Borrowings	2,667	3.75%	2,000	5.00%	2,222	4.56%	2,000	5.00%

Total interest income decreased $226,000, or 5.4%, to $4.0 million for the three months ended March 31, 2004 and decreased $965,000 or 7.3%, to $12.2 million for the nine months ended March 31, 2004. The decrease in interest income for both the three and nine month period was the result of a decrease in the average yield of interest-earning assets more than offsetting an increase in the average balance of interest-earning assets. Interest on loans decreased as a result of declining rates and a decrease in the average balance. The average yield on loans declined as we originated loans at lower interest rates due to the prevailing low interest rate environment, and loans with variable rates repriced to lower rates. Interest on investment securities increased due to an increase in the average balance which more than offset a decline in the average yield. The average balance of investments increased as a result of the investment of Conversion proceeds in short-term securities. The average yield on investment securities decreased 117 basis points to 3.24% for the three month period and decreased 165 basis points to 3.03% for the nine month period. Approximately 15% of the investment portfolio is held in mortgage-backed securities (MBSs). A significant portion of our mortgage-backed securities has adjustable rates and has repriced downward in the current low interest rate environment. Dividends on FHLB stock were $16,000 for the three months ended March 31, 2004 and $15,000 for the same period in 2003. Dividends on FHLB stock are paid with additional shares of FHLB stock.

Interest expense decreased $365,000, or 24.4%, to $1.1 million for the three month period ended March 31, 2004 and decreased $1.3 million, or 26.6%, to $3.7 million for the nine month period ended March 31, 2004. The decline in the average balance of certificates of deposit more than offset increases in transaction accounts for both the three and nine month period ended March 31, 2004. The decline in certificates of deposit resulted from our decision not to aggressively compete for higher costing deposits. The average rate paid on deposits declined for both the three and nine month periods in 2004 as compared to the same periods in 2003 due to the current low interest rate environment.

Provision for Loan Losses

We review the level of the allowance on a monthly basis and establish the provision for loan losses based on the level of subprime loans in the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. We use Beacon credit scores to predict the likelihood that an existing borrower will become a credit risk. We consider loans to borrowers with a Beacon credit score below 600 to be “subprime”. Provision for loan losses decreased $240,000 for the three months ended March 31, 2004 compared to the same period in 2003 due to lower estimated losses in the loan portfolio. For the nine months ended March 31, 2004, the provision for loan losses decreased $787,000 compared to the nine month period in 2003 as there were no additions to the allowance for loan losses during the nine month period ended March 31, 2004. Net charge-offs were $317,000 for the nine month period ended March 31, 2004 compared to $604,000 for the same period in 2003. Nonaccrual loans were $1.3 million at March 31, 2004 compared to $2.1 million at March 31, 2003.

Noninterest Income

Noninterest income increased $23,000, or 9.5%, to $265,000 for the three months ended March 31, 2004 due to a combination of factors, including gain on sale of foreclosed property more than offsetting a decrease in service charges and fees. In addition, the cash surrender value of life insurance, which was purchased during the current quarter, increased $27,000.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2004 compared to the same period in 2003.

	Three Months Ended March 31,		$ Change	% Change
	2004	2003
	(Dollars in thousands)
Dividends from investments	$26	$25	$1	4.0%
Service charges and fees	154	169	(15)	(8.9)%
Gain on sale of fixed assets	—	—	—	NM
Gain on sale of foreclosed property	11	(3)	14	NM
Other	74	51	23	45.1%

Total noninterest income	$265	$242	$23	9.5%

Noninterest income decreased $10,000, or 1.3%, to $751,000 for the nine months ended March 31, 2004, primarily due to a decrease in gain on sale of investments and service charges and fees more than offsetting increases in dividends from investments and gain on sale of foreclosed property. The cash surrender value of life insurance increased $27,000 for the nine months ended March 31, 2004 compared to none for the comparable period in 2003.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2004 compared to the same period in 2003.

	Nine Months Ended March 31,		$ Change	% Change
	2004	2003
	(Dollars in thousands)
Dividends from investments	$48	$25	$23	92.0%
Service charges and fees	473	507	(34)	(6.7)%
Gain on sale of fixed assets	1	—	1	NM
Gain on sale of investments	22	81	(59)	(72.8)%
Gain on sale of foreclosed property	76	37	39	105.4%
Other	131	111	20	18.0%

Total noninterest income	$751	$761	$(10)	(1.3)%

Noninterest Expense

Noninterest expense increased $329,000 to $1.7 million for the three months ended March 31, 2004 due primarily to an increase in compensation and benefits. The increase in compensation and benefits was due primarily to expenses related to the Employee Stock Ownership Plan (ESOP) and the Stock Incentive Plan. Compensation expense is recognized for the ESOP in an amount equal to the fair market value of shares committed to be released for allocation to participant accounts. For the three-month period, compensation expense related to the ESOP was $150,000 and expense related to the Stock Incentive Plan was $110,000.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2004 compared to the same period in 2003.

	Three Months Ended March 31,		$ Change	% Change
	2004	2003
	(Dollars in thousands)
Compensation and benefits	$900	$625	$275	44.0%
Occupancy	64	64	—	0.0%
Equipment and data processing	280	212	68	32.1%
SAIF Deposit insurance premiums	8	10	(2)	(20.0)%
REO expense	26	117	(91)	(77.8)%
Advertising	29	27	2	7.4%
Other	363	286	77	26.9%

Total noninterest expense	$1,670	$1,341	$329	24.5%

Noninterest expense increased $4.9 million to $8.7 million for the nine months ended March 31, 2004 due primarily to the $4.0 million contribution to the Jefferson Federal Charitable Foundation. Compensation and benefits increased $568,000, or 31.5%, due primarily to expenses related to the ESOP. For the nine months, compensation expense related to the ESOP was $455,000 and expense related to the Stock Incentive Plan was $110,000.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2004 compared to the same period in 2003.

	Nine Months Ended March 31,		$ Change	% Change
	2004	2003
	(Dollars in thousands)
Compensation and benefits	$2,370	$1,802	$568	31.5%
Occupancy	189	199	(10)	(5.0)%
Equipment and data processing	722	629	93	14.8%
SAIF Deposit insurance premiums	29	30	(1)	(3.3)%
REO expense	156	264	(108)	(40.9)%
Advertising	151	106	45	42.5%
Contribution to the Jefferson Federal Charitable Foundation	4,000	—	4,000	NM
Other	1,115	845	270	32.0%

Total noninterest expense	$8,732	$3,875	$4,857	125.3%

Income Taxes

Income tax expense for the three months ended March 31, 2004 was $428,000 compared to $377,000 for the same period in 2003. Income tax expense for the nine months ended March 31, 2004 was $89,000 compared to income tax expense of $1.4 million for the same period in 2003. The decrease in income tax expense (i.e. current and deferred) for the nine months was due to the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation is tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.

Financial Condition

Assets

Total assets at March 31, 2004 were $308.2 million, a decrease of $55.4 million or 15.2%, from total assets of $363.6 million at June 30, 2003. At June 30, 2003, orders received in the subscription and community offering totaled in excess of $105.0 million. Approximately $39.1 million of unfilled orders was returned to subscribers during the following quarter.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash and cash equivalents were $3.6 million at March 31, 2004 compared to $7.6 million at June 30, 2003. Interest-earning deposits decreased $85.3 million to $3.6 million at March 31, 2004. This decrease is primarily attributable to the investment of Conversion proceeds and the return of funds for unfilled stock orders.

Investments

Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less, municipal securities and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities increased $22.2 million, or 29.0%, to $98.6 million due primarily to the investment of Conversion proceeds and the reinvestment of proceeds from called securities. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $918,000, or $567,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At March 31, 2004:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale
Debt securities:
Federal agency	$80,438	$720	$(16)	$81,142
Municipals	$3,317	$35	$(5)	$3,347
Mortgage-backed	13,913	190	(6)	$14,097

Total securities available-for-sale	$97,668	$945	$(27)	$98,586

Weighted-average rate	3.26%

Federal Home Loan Bank of Cincinnati stock	$1,565	$—	$—	$1,565

Weighted-average rate	4.00%

At June 30, 2003:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available-for-Sale
Debt securities:
Federal agency	$55,646	$928	$—	$56,574
Mortgage-backed	19,306	520	—	19,826

Total securities available-for-sale	$74,952	$1,448	$—	$76,400

Weighted-average rate	3.40%

Federal Home Loan Bank of Cincinnati stock	$1,518	$—	$—	$1,518

Weighted-average rate	4.00%

Loans

Net loans increased $6.0 million, or 3.3%, to $186.0 million at March 31, 2004. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. Mortgage loans increased $7.8 million, to $170.2 million at March 31, 2004. Mortgage loans represented 90.1% of gross loans at March 31, 2004. The largest segment of our mortgage loans is one- to four-family loans. One- to four-family loans decreased $7.1 million, or 8.4%, to $77.5 million as borrowers refinanced their loans with other lenders in the low interest rate environment.

Commercial real estate loans are the second largest segment of our mortgage loan portfolio. We have emphasized this type of lending for several years and have grown this portfolio to $63.2 million at March 31, 2004, an increase of $14.2 million, or 29.0%, from the level at June 30, 2003.

During the nine months ended March 31, 2004, multi-family loans decreased $421,000, or 3.2%, to $12.8 million, construction loans decreased $714,000, or 19.9%, to $2.9 million, and land loans increased $903,000, or 8.9% to $11.1 million.

Commercial business loans decreased $1.0 million, or 7.7%, to $12.4 million at March 31, 2004. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans decreased $1.0 million, or 15.1%, to $6.2 million at March 31, 2004. We have tightened our underwriting standards and have originated fewer subprime loans in recent periods. In addition, we have experienced low demand for automobile loans as a result of low-cost financing offered through automobile dealers.

Loans receivable, net are summarized as follows:

	At March 31, 2004		At June 30, 2003
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	(Dollars in Thousands)
Real estate loans:
Residential one-to-four family	$77,549	41.1%	$84,628	46.2%
Multi-family	12,808	6.8%	13,229	7.2%
Construction	2,870	1.5%	3,584	2.0%
Commercial	63,176	33.4%	49,020	26.7%
Land	11,100	5.9%	10,197	5.6%
Home equity line of credit	2,668	1.4%	1,736	0.9%

Total real estate loans	170,171	90.1%	162,394	88.6%

Commercial business loans	12,440	6.6%	13,472	7.4%

Non-real estate loans:
Loans secured by deposit accounts	1,639	0.9%	1,841	1.0%
Other consumer loans	1,575	0.8%	1,715	0.9%
Loans secured by automobiles	2,452	1.3%	3,081	1.7%
Mobile home loans	577	0.3%	719	0.4%

Total non-real estate loans	6,243	3.3%	7,356	4.0%

Total commercial business and consumer loans	18,683	9.9%	20,828	11.4%

Subtotal	188,854	100.0%	183,222	100.0%
Less:
Deferred loan fees, net	(332)		(366)
Unearned discount on loans	(1)		(5)
Allowance for losses	(2,524)		(2,841)

Loans receivable, net	$185,997		$180,010

Loan Loss Allowance

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish reserves against losses on loans on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings. In connection with assessing the allowance, we consider the level of subprime loans held in the portfolio and delinquency levels and loss experience with respect to subprime and prime loans. In addition, we assess the allowance using factors that cannot be associated with specific credit or loan categories. These factors include our subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

Due to net charge-offs, the allowance for loan losses decreased $317,000 to $2.5 million at March 31, 2004. There were no additions to the allowance for loan losses during the current nine-month period. At March 31, 2004, our allowance for loan losses represented 1.34% of total gross loans and 197.7% of nonperforming loans, compared to 1.54% of total gross loans and 161.79% of nonperforming loans at June 30, 2003.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$2,582	$2,690	$2,841	$2,696
Provision for loan losses	—	240	—	787
Recoveries	44	75	219	354
Charge-offs	(102)	(126)	(536)	(958)

Net charge-offs	(58)	(51)	(317)	(604)

Allowance at end of period	$2,524	$2,879	$2,524	$2,879

Net charge-offs to average outstanding loans during the period	0.12%	0.11%	0.23%	0.42%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming. Loans are reviewed on a monthly basis and are generally placed on a nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans decreased $479,000, or 27.3%, to $1.3 million at March 31, 2004. Foreclosed real estate decreased $557,000, to $670,000 at March 31, 2004 from $1.2 million at June 30, 2003. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	March 31, 2004	June 30, 2003
	(Dollars in thousands)
Nonaccruing loans:
Real Esate	$1,225	$1,352
Commercial	20	387
Consumer	32	17

Total nonaccrual loans	1,277	1,756
Real estate owned	670	1,227
Other repossessed assets	3	16

Total nonperforming assets	$1,950	$2,999

Total nonperforming assets to total assets	0.63%	0.82%
Total nonperforming loans to net loans	0.69%	0.98%
Allowance for loan losses to total nonperforming loans	197.65%	161.79%

Bank Owned Life Insurance

During the quarter ended March 31, 2004, we purchased bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value at the end of the period was $5.0 million.

Deposits

Total deposits decreased $115.1 million, or 35.5% to $209.1 million at March 31, 2004. This decrease was primarily attributable to the funds held in the Conversion account at June 30, 2003, for the purchase of Jefferson Bancshares common stock.

	March 2004	June 2003	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$144,153	$159,437	$(15,284)	(9.6)%
Savings accounts	14,151	19,346	(5,195)	(26.9)%
Money market accounts	28,470	28,588	(118)	(.04)%
NOW accounts	15,158	17,767	(2,609)	(14.7)%
Non-interest bearing accounts	7,199	99,109	(91,910)	(92.7)%

	$209,131	$324,247	$(115,116)	(35.5)%

Advances and Other Liabilities

FHLB advances increased $2.0 million to $4.0 million at March 31, 2004.

Stockholders’ Equity

Stockholders’ equity increased $57.8 million to $94.5 million at March 31, 2004 due primarily to $64.5 million in net proceeds from the Conversion. Retained earnings decreased $559,000 to $32.1 million at March 31, 2004 due to the expense recognition of our contribution to the Jefferson Federal Charitable Foundation and the payment of dividends to shareholders. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2004, the adjustment to stockholders’ equity was an unrealized gain of $567,000 compared to a net unrealized gain of $898,000 at June 30, 2003.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and cash equivalents totaled $3.6 million and interest-earning deposits totaled $3.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $98.6 million at March 31, 2004. In addition, at March 31, 2004, we had arranged the ability to borrow a total of approximately $56.6 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $4.0 million.

At March 31, 2004, we had approximately $1.3 million in loan commitments, consisting of $47,000 in commitments to originate residential loans and $1.2 million to originate commercial loans. In addition to commitments to originate loans, we had $2.0 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $141,000 in unused standby letters of credit and approximately $6.9 million in unused lines of credit. We had $104.8 million in certificates of deposit due within one year and $65.0 million in other deposits without specific maturities at March 31, 2004. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the nine-month period ended March 31, 2004, net cash used in investing activities totaled $33.7 million, primarily reflecting the purchase of investment securities in the amount of $74.5 million, offset by the redemption, prepayment, and sale of securities in the amount of $51.8 million. During the period, loan originations, net of principal collections were $5.4 million and funds used to purchase bank owned life insurance amounted to $5.0 million.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $115.1 million during the nine-month period ended March 31, 2004. However, we experienced a decline of only $55.4 million in assets during that period, most of which related to the return of excess subscriptions in connection with the Company’s stock offering. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. In the nine-month period ended March 31, 2004, Federal Home Loan Bank advances increased $2.0 to $4.0 million.

At March 31, 2004, the average liquidity ratio was 37.04% compared to 26.23% at March 31, 2003. The capital from the Conversion has significantly increased our liquidity and capital resources. Over time, we expect the initial level of liquidity after the Conversion will be reduced as net proceeds from the stock offering are used for future lending and operational growth and expansion activities.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at March 31, 2004, and June 30, 2003:

	Actual			For Capital Adequacy Purposes:			To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount		Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
At March 31, 2004:

Total Capital (To Risk Weighted Assets)	$65,011	>	38.5%	$13,495	>	8.0%	$16,869	>	10.0%

Core Capital (To Tangible Assets)	62,897	>	22.2%	11,327	>	4.0%	14,159	>	5.0%

Tangible Capital (To Tangible Assets)	62,897	>	22.2%	4,248	>	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	62,897	>	37.3%	N/A			10,122	>	6.0%

At June 30, 2003:

Total Capital (To Risk Weighted Assets)	37,472	>	21.1%	14,235	>	8.0%	17,794	>	10.0%

Core Capital (To Tangible Assets)	35,255	>	9.8%	14,468	>	4.0%	18,085	>	5.0%

Tangible Capital (To Tangible Assets)	35,255	>	9.8%	5,426	>	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	35,255	>	19.8%	N/A			10,676	>	6.0%

Effect of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Jefferson Bancshares is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	( a ) Total Number of Shares (or Units) Purchased	( b ) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2004 through January 31, 2004	—	—	—	—

Month #2 February 1, 2004 through February 29, 2004	25,500	$14.00	25,500	254,000	(1)

Month #3 March 1, 2004 through March 31, 2004	225,500	$14.06	225,500	28,500

Total	251,000	$14.06	251,000	N/A

(1)	On February 10, 2004, the Company announced that it had funded a trust that would purchase up to 279,500 shares to be used to fund restricted stock awards under the Company’s 2004 Stock-Based Incentive Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1 Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2 Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1 Section 1350 certification

b.	Reports on Form 8-K during the quarter ended March 31, 2004:

On February 2, 2004, the Company furnished a Form 8-K in which it reported under Item 12 the announcement of its results of operations for the quarter ended December 31, 2003.

On February 10, 2004, the Company furnished a Form 8-K in which it reported under Item 9 the announcement that the Company had funded a trust that would purchase up to 279,500 shares of the Company’s outstanding stock to be used to fund restricted stock awards under the 2004 Stock-Based Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

May 14, 2004	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 14, 2004	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary