Form 10-K
period 2004-06-30
JEFFERSON BANCSHARES INC
filed 2004-09-13
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $98,292,083, based upon the closing price ($12.99 per share) as quoted on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of August 31, 2004 was 8,330,517.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

General

Jefferson Bancshares, Inc. (also referred to as the “Company” or “Jefferson Bancshares”) was organized as a Tennessee corporation at the direction of Jefferson Federal Bank, formerly “Jefferson Federal Savings and Loan Association of Morristown” (referred to as the “Bank” or “Jefferson Federal”), in March 2003 to become the holding company for Jefferson Federal upon the completion of its “second-step” mutual-to-stock conversion (the “Conversion”) of Jefferson Bancshares, M.H.C. (the “MHC”). The Conversion was completed on July 1, 2003. As part of the Conversion, the MHC merged into Jefferson Federal, thereby ceasing to exist and Jefferson Federal Savings and Loan Association of Morristown changed its name to “Jefferson Federal Bank.” The Company sold 6,612,500 shares of its common stock at a price of $10.00 per share to depositors of the Bank in a subscription offering raising approximately $64.5 million in net proceeds. The Company also exchanged approximately 1,389,000 shares of its common stock for all the outstanding shares of the Bank’s common stock (other than shares held by the MHC), representing an exchange ratio of 4.2661 for each share of Jefferson Federal outstanding. In addition, the Bank established the Jefferson Federal Charitable Foundation, which was funded with $250,000 and 375,000 shares of Company common stock.

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

Market Area

We are located in Morristown, Tennessee, which is situated approximately 40 miles northeast of Knoxville, Tennessee in the northeastern section of the state. We consider Hamblen County, with a population of approximately 59,000, and its contiguous counties to be our primary market area. The economy of our market area is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the unemployment rates for the State of Tennessee have compared favorably to the national rate as well as the rate in Hamblen County. In this regard, the average monthly unemployment rate in Hamblen County has increased from 5.6% for 2002 to 6.0% for 2003, but remained above the state average and slightly below the national average. Importantly, the slow economy in Jefferson Federal’s market has been evidenced in other ways such as through diminished hours worked for hourly employees in the manufacturing sector, which is the largest component of the local economy.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2003, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 38.1% of the deposits in Hamblen County, which is the largest market share out of ten financial institutions with offices in the county. However, banks owned by Suntrust Banks, Inc., First Tennessee National Corporation, Union Planters Corporation and National Commerce Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

While one- to four-family residential real estate loans are normally originated with up to 25-year terms; such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the mortgage loans in our loan portfolio contain due-on-sale clauses providing that Jefferson Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. Jefferson Federal enforces these due-on-sale clauses to the extent permitted by law. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We do not emphasize the origination of loans that conform to guidelines for sale in the secondary mortgage market, as we have not sold any loans in recent years. We generally do not make conventional loans with loan-to-value ratios exceeding 85% and generally make loans with a loan-to-value ratio in excess of 85% only when secured by first liens on owner-occupied, one-to four-family residences. Loans with loan-to-value ratios in excess of 90% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans in excess of $50,000 to be appraised by a board-approved appraiser. We require title insurance on all mortgage loans in excess of $25,000. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

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

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. We also perform annual reviews and prepare write-ups on all lending relationships of $250,000 or more where the loan is secured by commercial or multi-family real estate.

At June 30, 2004, loans with principal balances of $500,000 or more secured by commercial real estate totaled $35.8 million, or 59.6% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $4.0 million, or 43.7% of multifamily loans. At June 30, 2004, all of these loans were performing in accordance with their terms.

Construction Loans. We originate loans to finance the construction of one-to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2004, $2.6 million of our construction loans was for the construction of one- to four-family homes and $438,000 was for the construction of commercial or multi-family real estate. We principally finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $225,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models, and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications for disbursements on larger commercial loans.

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

At June 30, 2004, our largest land loan was for $4.3 million and was secured by commercial real estate. At June 30, 2004, loans with principal balances of $500,000 or more secured by unimproved property totaled $6.6 million, or 61.3% of land loans. All of these loans were performing in accordance with their terms at that date.

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

Consumer Loans. We offer a variety of consumer loans, primarily secured by automobiles and savings accounts. Other consumer loans include loans on recreational vehicles and boats, debt consolidation loans and personal unsecured debt. We market education loans as a “Team Lender” through Educational Funding of the South, Inc. (“EdSouth”), whereby EdSouth funds the loans and pays a marketing fee to us.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2004, our regulatory limit on loans to one borrower was $9.8 million. At that date, our largest lending relationship was $7.8 million and consisted of a commercial real estate loan. This loan was performing according to its original repayment terms at June 30, 2004.

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

At June 30, 2004, our investment portfolio consisted of federal agency debt securities with maturities of seven years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less and municipal bonds with maturities of 20 years or less. We purchase mortgage-backed securities in an effort to increase yield, improve liquidity, provide call protection, and enhance our qualified thrift lender ratio.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, to diversify investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Any two of the following officers are authorized to purchase or sell investments: the President, Executive Vice President and/or Vice President. There is a limit of $2.0 million par value on any single investment purchase unless approval is obtained from the Board of Directors. For mortgage-backed securities, real estate mortgage investment conduits and collateralized mortgage obligations issued by Ginnie Mae, Freddie Mac or Fannie Mae, purchases are limited to a current par value of $2.5 million without Board approval.

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

Personnel

As of June 30, 2004, we had 62 full-time employees and 3 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Bancshares are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2004. The executive officers of Jefferson Bancshares are:

Name	Age	Position
Anderson L. Smith	56	President and Chief Executive Officer
Jane P. Hutton	46	Chief Financial Officer, Treasurer and Secretary

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2004. The executive officers of Jefferson Federal are:

Name	Age	Position
Anderson L. Smith	56	President and Chief Executive Officer
Douglas H. Rouse	51	Senior Vice President
Jane P. Hutton	46	Vice President and Comptroller
Eric S. McDaniel	33	Vice President and Senior Operations Officer

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services - East Tennessee Metro, First Tennessee Bank National Association. Age 56. Director since 2002.

Jane P. Hutton has been Treasurer and Secretary of Jefferson Bancshares since March 2003 and Vice President and Comptroller of Jefferson Federal since July 2002. Ms. Hutton was named Chief Financial Officer of Jefferson Bancshares in connection with the consummation of the Conversion on July 1, 2003. From June 1999 until July 2002, Ms. Hutton served as Assistant Financial Analyst. Age 46.

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President. Age 51.

Eric S. McDaniel has been Vice President and Senior Operations Officer of Jefferson Federal since July 2002. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor. Age 33.

Subsidiaries

We have one subsidiary, Jefferson Service Corporation of Morristown, Tennessee, Inc., which owns stock in Intrieve, Inc., a computer service bureau, and has an ownership interest in Bankers Title of East Tennessee, LLC, a title insurance agency. Our subsidiary also has a small investment in a credit life reinsurance company.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Jefferson Bancshares is required by federal law to report to, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Jefferson Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Jefferson Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Jefferson Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision conducts periodic examinations to test Jefferson Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on us and our operations. Certain regulatory requirements applicable to us are referenced below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on us.

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

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. States vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. A savings institution also must maintain risk–based capital for recourse obligations, direct credit substitutes and residual interests. The amount of risk-based capital required for a residual interest generally depends on its credit rating by a nationally recognized statistical rating organization (or lack thereof). Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock and certain other preferred stock, mandatory convertible securities, subordinated debt, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2004, Jefferson Federal met each of its capital requirements.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2003, FICO payments for Savings Association Insurance Fund members approximated 1.60 basis points of assessable deposits.

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

Qualified Thrift Lender Test. The Home Owners’ Loan Act requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. In addition, its holding company may be required to register as a bank holding company. As of June 30, 2004, Jefferson Federal met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Jefferson Bancshares to its executive officers and directors. However, that act contains a specific exception for loans by federally insured depository institutions to its executive officers and directors in compliance with federal banking laws. Under such laws, Jefferson Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Jefferson Federal may make to insiders and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not to involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Federal Home Loan Bank System

Jefferson Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Jefferson Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Jefferson Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2004 of $1.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Jefferson Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2004 year, the Company’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.3 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Jefferson Federal makes a “non-dividend distribution” to Jefferson Bancshares as described below.

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

We conduct our business through our main office and drive-through facilities. The following table sets forth certain information relating to these facilities as of June 30, 2004.

Location	Year Opened	Net Book Value as of June 30, 2004	Square Footage	Owned/ Leased
		(Dollars in thousands)
Main Office 120 Evans Avenue Morristown, Tennessee	1997	$3,513	24,000	Owned

Drive-Through 143 E. Main Street Morristown, Tennessee	1995	438	800	Owned

Drive-Through 1960 W. Morris Blvd. Morristown, Tennessee	1998	48	700	Leased	(1)

(1)	The current lease expires in April 2007, with an option for an additional five years.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Jefferson Bancshares’ common stock began trading on the Nasdaq National Market under the symbol “JFBI” on July 2, 2003. The initial offering price was $10.00 per share. As of June 30, 2004, Jefferson Bancshares had approximately 629 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 8,385,517 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2004 and June 30, 2003 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share. The data included in this table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2004
Fourth quarter	13.99	11.30	0.09
Third quarter	14.46	13.26	0.04
Second quarter	15.00	13.25	0.04
First quarter	15.09	11.75	0.04

Year Ended June 30, 2003
Fourth quarter	11.84	10.08	0.076
Third quarter	16.42	7.50	0.029
Second quarter	7.57	6.56	0.029
First quarter	8.20	6.91	0.029

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2004.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2004 through April 30, 2004	—	—	—	—
Month #2 May 1, 2004 through May 31, 2004	—	—	—	—
Month #3 June 1, 2004 through June 30, 2004	14,250	12.70	14,250	14,250	(1)

(1)	On February 10, 2004, the Company announced that it had funded a trust that would purchase up to 279,500 shares to be used to fund restricted stock awards under the Company’s 2004 Stock-Based Incentive Plan. The Plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended June 30, 2004. The Company has no plans that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

On July 30, 2004, the Company announced a Stock Repurchase Program under which the Company may repurchase up to 838,552 shares, or 10%, of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended June 30,
	2004	2003		2002		2001		2000
Financial Condition Data:
Total assets	$305,474	$363,778		$267,507		$254,522		$230,632
Loans receivable, net	186,601	180,010		190,032		181,191		170,172
Cash and cash equivalents, interest-bearing deposits, and investment securities	101,416	172,943		67,198		63,056		50,573
Borrowings	6,000	2,000		2,000		2,000		4,000
Deposits	204,933	324,247		231,849		222,061		199,141
Stockholders’ equity	93,383	36,625		32,901		29,892		26,936
Operating Data:
Interest income	$16,067	$17,259		$19,380		$19,254		$17,646
Interest expense	4,776	6,518		10,267		11,740		10,058

Net interest income	11,291	10,741		9,113		7,514		7,588
Provision for loan losses	—	787		1,221		960		1,270

Net interest income after provision for loan losses	11,291	9,954		7,892		6,554		6,318

Noninterest income	1,067	979		1,021		910		1,222
Noninterest expense	10,265	5,273		5,069		3,993		3,732

Earnings before income taxes	2,093	5,660		3,844		3,471		3,808
Total income taxes	706	2,068		1,418		1,283		1,425

Net earnings	$1,387	$3,592		$2,426		$2,188		$2,383

Per Share Data:
Earnings per share, basic	$0.18	$0.45	(2)	$0.30	(2)	$0.27	(2)	$0.30	(2)
Earnings per share, diluted	$0.18	$0.45	(2)	$0.30	(2)	$0.27	(2)	$0.30	(2)
Dividends per share	$0.21	$0.16	(1)(2)	$0.16	(1)(2)	$0.16	(1)(2)	$0.16	(1)(2)

(1)	Represents dividends paid per share of Jefferson Federal common stock to shareholders other than Jefferson Bancshares, MHC, which waived the receipt of all dividends during the periods presented.

(2)	Per share and dividend amounts have been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in the conversion.

	At or For the Year Ended June 30,
	2004	2003	2002	2001	2000
Performance Ratios:
Return on average assets	0.44%	1.32%	0.91%	0.90%	1.05%
Return on average equity	1.46	10.25	7.68	7.60	9.19
Interest rate spread (1)	3.08	3.66	3.02	2.56	2.92
Net interest margin (2)	3.76	4.10	3.53	3.20	3.47
Noninterest expense to average assets	3.28	1.94	1.90	1.65	1.64
Efficiency ratio (3)	83.21	45.30	50.73	47.46	42.36
Average interest-earning assets to average interest-bearing liabilities	143.13	117.67	112.77	112.70	111.80
Dividend payout ratio (4)	1.17	36.46	53.79	59.62	54.72
Capital Ratios:
Tangible capital	22.21	9.75	12.00	11.50	11.60
Core capital	22.21	9.75	12.00	11.50	11.60
Risk-based capital	38.78	21.06	21.10	20.20	20.30
Average equity to average assets	30.40	12.90	11.87	11.87	11.41
Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	1.31	1.54	1.37	1.17	1.15
Allowance for loan losses as a percent of nonperforming loans	228.90	161.79	130.40	80.10	49.10
Net charge-offs to average outstanding loans during the period	0.19	0.34	0.38	0.43	0.71
Nonperforming loans as a percent of total loans	0.58	0.95	1.09	1.52	2.43
Nonperforming assets as a percent of total assets	0.54	0.82	1.16	1.54	1.91

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities. Excluding the $4.0 million contribution to the Charitable Foundation, the efficiency ratio for 2004 would be 50.78.

(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic condition and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

Results of Operations for the Years Ended June 30, 2004, 2003 and 2002

Overview.

	2004	2003		2002		% Change 2004/2003	% Change 2003/2002
	(Dollars in thousands, except per share data)
Net earnings	$1,387	$3,592		$2,426		(61.4)	48.1
Net earnings per share, basic	$0.18	0.45	(1)	0.30	(1)	(60.0)	50.0
Net earnings per share, diluted	$0.18	0.45	(1)	0.30	(1)	(60.0)	50.0
Return on average assets	0.44%	1.32%		0.91%
Return on average equity	1.46%	10.25%		7.68%

(1)	Per share amounts have been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in the Conversion.

2004 v. 2003. Net earnings were $1.4 million for the year ended June 30, 2004 compared to $3.6 million for the year ended June 30, 2003. Net earnings decreased as a result of the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation combined with an increase in noninterest expense. This earnings decrease was partially offset by an increase in net interest income and noninterest income combined with a decrease in provision for loan losses.

2003 v. 2002. Net earnings for 2003 were $3.6 million, representing an increase of $1.2 million, or 48.1%, from net earnings of $2.4 million for 2002. On a diluted per share basis, earnings increased to $0.45 for fiscal 2003 from $0.30 for fiscal 2002. The resulting return on average assets was 1.32% and the return on average stockholders’ equity was 10.24%, as compared to 0.91% and 7.68%, respectively, for 2002. The increase in net earnings was primarily attributable to an increase in net interest income accompanied by a decrease in the provision for loan losses, which more than offset an increase in noninterest expense.

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2004, 2003 and 2002:

	Year Ended June 30,			% Change
	2004	2003	2002	2004/2003	2003/2002
Interest income:
Loans	$12,692	$14,752	$15,988	(14.0)%	(7.7)%
Investment securities	2,620	1,292	1,812	102.8	(28.7)
Mortgage-backed securities	540	992	1,335	(45.6)	(25.7)
Municipal securities	44	—	—	NM	—
Interest-earning deposits	109	159	168	(31.4)	(5.4)
FHLB stock	62	64	77	(3.1)	(16.9)

Total interest income	16,067	17,259	19,380	(6.9)	(10.9)

Interest expense:
Deposits	4,670	6,418	10,165	(27.2)	(36.9)
Borrowings	106	100	102	6.0	(2.0)

Total interest expense	4,776	6,518	10,267	(26.7)	(36.5)

Net interest income	$11,291	$10,741	$9,113	5.1%	17.9%

2004 v. 2003. Net interest income before loan loss provision increased $550,000, or 5.1%, to $11.3 million for the year ended June 30, 2004. This increase was primarily the result of a decrease in interest expense, partially offset by lower interest income. The net interest margin and interest rate spread were 3.76% and 3.08%, respectively, for the year ended June 30, 2004, compared to 4.10% and 3.66% for the comparable period in 2003. The decline in net interest margin reflects growth in earning assets with lower yields due to current low market interest rates. The average balance of interest-earning assets increased $38.1 million to $300.0 million, while the average balance of interest-bearing liabilities decreased $13.0 million to $209.6 million. The average rate paid on interest-bearing liabilities decreased 65 basis points to 2.28%, while the average yield on interest-earning assets decreased 123 basis points to 5.36%

Total interest income decreased $1.2 million, or 6.9%, to $16.1 million for the year ended June 30, 2004 compared to $17.3 million for the year ended June 30, 2003. The decrease in interest income was the result of a reduction in the average yield of interest-earning assets more than offsetting an increase in the average balance of interest-earning assets. Interest on loans decreased as a result of declining rates and a decrease in the average balance. The average yield on loans declined as we originated loans at lower interest rates due to the prevailing low interest rate environment, and loans with variable rates repriced to lower rates. Interest on investment securities increased due to an increase in the average balance which more than offset a decline in the average yield. The average balance of investments increased as a result of the investment of Conversion proceeds in short-term securities. The average yield on investment securities decreased 126 basis points to 3.07% for 2004 compared to 4.33% for 2003. Approximately 13% of the investment portfolio is held in mortgage-backed securities (MBSs). A significant portion of our mortgage-backed securities has adjustable rates and has repriced downward in the current low interest rate environment. Dividends on FHLB stock were $62,000 for fiscal 2004 and $64,000 for fiscal 2003. Dividends on FHLB stock are paid with additional shares of FHLB stock.

Interest expense decreased $1.7 million, or 26.7%, to $4.8 million for 2004 compared to $6.5 million for 2003 as a result of a decline in both the average balance of deposits and the average rate paid. A decline in the average balance of certificates of deposit more than offset increases in transaction accounts for the year ended June 30, 2004. The decline in certificates of deposit resulted from our decision not to aggressively compete for higher costing deposits. The average rate paid on deposits declined for fiscal 2004 due to the current low interest rate environment.

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

Interest income decreased $2.1 million, or 10.9%, to $17.3 million for 2003 due primarily to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets declined 91 basis points to 6.59% for 2003 compared to 7.50% for 2002. The level of average interest-earning assets increased $3.6 million, or 1.4% as an increase in interest-earning deposits more than offset decreases in the average balances of loans, mortgage-backed securities, and investment securities. Interest on loans decreased $1.2 million, or 7.7%, to $14.8 million for 2003 due to decline in the average yield and the average balance of loans. The average yield on loans declined as we originated loans at lower interest rates due to the prevailing low interest rate environment. The average balance of loans decreased as a result of heavy refinancing activity and our decision to tighten underwriting to strengthen asset quality. Interest on mortgage-backed securities decreased $343,000, or 25.7%, to $992,000 for 2003 due to a decline in both the average balance and the average yield. The decrease in the average balance of mortgage-backed securities is the result of increased principal repayments due to the prevailing low interest rate environment. Interest on investment securities decreased $520,000, or 28.7%, to $1.3 million due to a decline in both the average balance and the average yield. During 2003, approximately $15.1 million of our investment securities were called, resulting in a lower average balance and lower average yield.

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

	Year Ended June 30,
	2004			2003			2002
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$185,899	$12,692	6.83%	$189,691	$14,752	7.78%	$190,980	$15,987	8.37%
Mortgage-backed securities	15,218	540	3.55	24,310	992	4.08	27,596	1,335	4.84
Investment securities	87,335	2,620	3.00	28,407	1,292	4.55	31,980	1,812	5.67
Municipal securities	1,711	44	2.57
Daily interest deposits	8,287	109	1.32
Other earning assets	1,552	62	3.99	19,528	223	1.14	7,738	245	3.17

Total interest-earning assets	300,002	16,067	5.36	261,936	17,259	6.59	258,294	19,379	7.50
Noninterest-earning assets	12,881			9,993			7,806

Total assets	$312,883			$271,929			$266,100

Interest-bearing liabilities:
Passbook accounts	$13,994	75	0.54	$15,016	141	0.94%	$13,241	262	1.98%
NOW accounts	15,785	85	0.54	14,673	125	0.85	12,325	137	1.11
Money market accounts	28,649	358	1.25	23,305	466	2.00	10,133	237	2.34
Certificates of deposit	148,499	4,152	2.80	167,599	5,686	3.39	191,350	9,528	4.98

Total interest-bearing deposits	206,927	4,670	2.26	220,593	6,418	2.91	227,049	10,164	4.48
Borrowings	2,667	106	3.97	2,000	100	5.00	2,000	102	5.10

Total interest-bearing liabilities	209,594	4,776	2.28	222,593	6,518	2.93	229,049	10,266	4.48

Noninterest-bearing liabilities	8,177			14,268			5,455

Total liabilities	217,771			236,861			234,504

Stockholders’ equity	95,112			35,068			31,596

Total liabilities and retained earnings	$312,883			$271,929			$266,100

Net interest income		$11,291			$10,741			$9,113

Interest rate spread			3.08%			3.66%			3.02%
Net interest margin			3.76%			4.10%			3.53%
Ratio of average interest-earning assets to average interest-bearing liabilities	143.13%			117.67%			112.77%

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

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$(290)	$(1,770)	$(2,060)	$(107)	$(1,128)	$(1,235)
Mortgage-backed securities	(335)	(117)	(452)	(148)	(195)	(343)
Investment securities	1,589	(261)	1,328	(188)	(332)	(520)
Municipals	44	—	44
Daily interest-bearing deposits and other interest-earning assets	(65)	13	(52)	167	(189)	(22)

Total interest-earning assets	943	(2,135)	(1,192)	(276)	(1,844)	(2,120)

Interest expense:
Deposits	(379)	(1,369)	(1,748)	(281)	(3,465)	(3,746)
Borrowings	16	(10)	6	—	(2)	(2)

Total interest-bearing liabilities	(363)	(1,379)	(1,742)	(281)	(3,467)	(3,748)

Net change in interest income	$1,306	$(756)	$550	$5	$1,623	$1,628

Provision for Loan Losses

We review the level of the allowance on a monthly basis and establish the provision for loan losses based on the level of subprime loans in the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. We use Beacon credit scores to predict the likelihood that an existing borrower will become a credit risk. We consider loans to borrowers with a Beacon credit score below 600 to be “subprime.”

2004 v. 2003. Provision for loan losses decreased $787,000 for the year ended June 30, 2004 compared to the same period in 2003. There were no additions to the allowance for loan losses during fiscal 2004 due to lower estimated losses in the loan portfolio. Net charge-offs were $362,000 for 2004 compared to $642,000 for 2003. Nonaccrual loans were $1.1 million at June 30, 2004 compared to $1.8 million at June 30, 2003.

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

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2004 to 2003 and from 2003 to 2002.

	2004	2003	2002	% Change 2004/2003	% Change 2003/2002
	(Dollars in Thousands)
Dividends from investments	$48	$25	$—	92.0%	NM
Service charges and fees	625	674	669	(7.3)	0.7%
Gain on sale of fixed assets	1	—	—	NM	—
Gain on sale of foreclosed real estate	152	47	45	223.4	4.4
Gain on sale of investments	22	81	141	(72.8)	(42.6)
Other	219	152	166	23.7	(8.4)

Total	$1,067	$979	$1,021	9.0	(4.1)

2004 v. 2003. Noninterest income increased $88,000, or 9.0%, to $1.1 million for the year ended June 30, 2004 due to a combination of factors, including an increase in gain on sale of foreclosed property more than offsetting a decrease in service charges and fees and a decrease in gain on sale of investments. In addition, the cash surrender value of life insurance, which was purchased during the last six months of fiscal 2004, increased $80,000.

2003 v. 2002. Noninterest income decreased $42,000, or 4.1%, to $979,000 for 2003. The decrease in noninterest income was primarily attributable to a decrease in gain on sale of investments.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2004 to 2003 and from 2003 to 2002.

	2004	2003	2002	% Change 2004/2003	% Change 2003/2002
	(Dollars in Thousands)
Compensation and benefits	$3,175	$2,451	$2,351	29.5%	4.3%
Occupancy	257	263	244	(2.3)	7.8
Equipment and data processing	974	864	832	12.7	3.8
SAIF deposit insurance premiums	37	38	41	(2.6)	(7.3)
REO expense	209	353	285	(40.8)	23.9
Advertising	213	147	130	44.9	13.1
Contribution to the Jefferson Federal Charitable Foundation	4,000	—	—	NM	—
Other	1,400	1,157	1,186	21.0	(2.4)

Total noninterest expense	$10,265	$5,273	$5,069	94.7	4.0

2004 v. 2003. Noninterest expense increased $5.0 million to $10.3 million for the year ended June 30, 2004 due primarily to the $4.0 million contribution to the Jefferson Federal Charitable Foundation. Compensation and benefits increased $724,000, or 29.5%, due primarily to expenses related to the Employee Stock Ownership Plan (“ESOP”) and the Stock Incentive Plan. For 2004, compensation expense related to the ESOP was $590,000 and expense related to the Stock Incentive Plan was $220,000. Prior to the establishment of the ESOP at the beginning of fiscal 2004, annual contributions were made to a 401(k) Plan. The expense related to the 401(k) Plan for 2003 was approximately $184,000.

2003 v. 2002. Noninterest expense increased $204,000, or 4.0%, to $5.3 million for 2003. The increase was primarily attributable to an increase in compensation and benefits due to salary increases. REO expense increased due to a higher volume of foreclosed property.

Income Taxes

2004 v. 2003. Income tax expense for the year ended June 30, 2004 was $706,000 compared to $2.1 million for the same period in 2003. The decrease in income tax expense (i.e., current and deferred) for fiscal 2004 was due to the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation is tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.

2003 v. 2002. Income taxes increased due to a higher level of income. The effective tax rate for 2003 was 36.5% for 2003, compared to 36.9% for 2002.

Balance Sheet

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2004, real estate loans totaled $170.9 million, or 90.2% of our total loans, compared to $162.4 million, or 88.6% of total loans, at June 30, 2003 and $178.9 million, or 90.9% of total loans, at June 30, 2002. Mortgage loans increased $8.5 million, or 5.2%, in the year ended June 30, 2004 and declined $14.8 million, or 8.3%, in the year ended June 30, 2003. Loans increased in the year ended June 30, 2004 as a result of an increase in commercial real estate loans.

The largest segment of our mortgage loans is one- to four-family loans. At June 30, 2004, one- to four-family loans totaled $84.8 million and represented 49.6% of mortgage loans and 44.8% of total loans. One- to four-family loans were essentially unchanged from June 30, 2003.

Commercial real estate loans is the second largest segment of our mortgage loan portfolio. We have emphasized this type of lending for several years and have grown this portfolio to $60.0 million as of June 30, 2004. Commercial real estate loans increased $11.0 million, or 22.4%, in the year ended June 30, 2004 and increased $2.3 million, or 5.0%, in the year ended June 30, 2003. We intend to continue to emphasize this type of lending. We hired an experienced commercial loan officer in 2001 and our Chief Executive Officer has significant experience in this area.

Multi-family real estate loans decreased $4.0 million, or 30.4%, in the year ended June 30, 2004 and grew $66,000, or 0.5%, in the year ended June 30, 2003. Construction loans decreased $583,000, or 16.3%, in the year ended June 30, 2004 and decreased $6.0 million, or 53.1%, in the year ended June 30, 2003. The decline in construction loans as of June 30, 2004 was primarily due to a decrease in demand and the tightening of our underwriting standards. Land loans increased $563,000 million, or 5.5%, in the year ended June 30, 2004 and declined $2.8 million, or 21.6%, in the year ended June 30, 2003.

For several years we have maintained a portfolio of commercial business loans. Commercial business loans decreased $832,000, or 6.2%, in the year ended June 30, 2004 and grew $5.7 million, or 73.6%, in the year ended June 30, 2003. Since January 2002, most of the commercial business loans that we have originated have been tied to prime and, thus, will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes, and deposit accounts at Jefferson Federal. Consumer loans totaled $5.9 million and represented 3.1% of total loans at June 30, 2004, compared to $7.4 million, or 4.0% of total loans, at June 30, 2003 and $10.2 million, or 5.2% of total loans, at June 30, 2002. We have tightened our underwriting standards and have originated fewer subprime loans in recent periods. In addition, we have experienced low demand for automobile loans as a result of low-cost financing offered through automobile dealers.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$84,784	44.8%	$84,628	46.2%	$94,595	49.0%	$97,270	52.9%	$90,742	52.4%
Home equity lines of credit	3,143	1.7	1,736	0.9	253	0.1	—	—	—	—
Commercial	59,993	31.7	49,020	26.7	46,672	24.2	41,145	22.4	37,432	21.6
Multi-family	9,213	4.9	13,229	7.2	13,163	6.8	8,670	4.7	8,858	5.1
Construction	3,001	1.6	3,584	2.0	7,465	3.9	4,524	2.5	5,151	3.0
Land	10,760	5.7	10,197	5.6	13,011	6.7	12,750	6.9	9,643	5.6

Total real estate loans	170,894	90.2	162,394	88.6	175,159	90.7	164,359	89.4	151,826	87.6
Commercial business loans	12,640	6.7	13,472	7.4	7,759	4.0	6,055	3.3	6,959	4.0
Non-real estate loans:
Automobile loans	2,200	1.2	3,081	1.7	4,243	2.2	6,012	3.3	7,059	4.1
Mobile home loans	531	0.3	719	0.4	954	0.5	1,384	0.8	1,536	0.9
Loans secured by deposits	1,084	0.6	1,841	1.0	2,787	1.4	3,818	2.1	3,362	1.9
Other consumer loans	2,038	1.1	1,715	0.9	2,249	1.2	2,273	1.2	2,494	1.4

Total non-real estate loans	5,853	3.1	7,356	4.0	10,233	5.3	13,487	7.3	14,451	8.3

Total gross loans	189,387	100.0%	183,222	100.0%	193,151	100.0%	183,901	100.0%	173,236	100.0%

Less:
Unearned discount on loans	(1)		(5)		(36)		(166)		(736)
Deferred loan fees, net	(306)		(366)		(387)		(335)		(298)
Allowance for losses	(2,479)		(2,841)		(2,696)		(2,209)		(2,030)

Total loans receivable, net	$186,601		$180,010		$190,032		$181,191		$170,172

The following table sets forth certain information at June 30, 2004 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
		(In thousands)
Amounts due in:
One year or less	$5,386	$29,809	$3,889	$39,084
More than one to three years	9,491	12,474	1,544	23,509
More than three to five years	10,321	32,036	285	42,642
More than five to 10 years	27,258	8,622	131	36,011
More than 10 to 15 years	19,998	3,820	5	23,823
More than 15 years	22,152	2,166	—	24,318

Total	$94,606	$88,927	$5,854	$189,387

The following table sets forth the dollar amount of all loans at June 30, 2004 that are due after June 30, 2005 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One-to four-family	$28,018	$55,845	$83,863
Home equity lines of credit	80	3,063	3,143
Commercial	23,854	25,547	49,401
Multi-family	2,417	6,168	8,585
Construction	115	2,401	2,516
Land	3,158	1,227	4,385
Commercial business loans	1,919	5,238	7,157
Consumer loans	3,109	—	3,109

Total	$62,670	$99,489	$162,159

The following table shows loan origination activity during the periods indicated. We did not purchase or sell any loans during these periods. Subprime loans accounted for $450,000 of the real estate loans originated during the year ended June 30, 2004 and $274,000 of the consumer loans.

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
Total loans at beginning of period	$184,904	$196,912	$188,231

Loans originated:
Real estate	55,333	39,741	58,647
Commercial business	7,772	11,213	8,593
Consumer	5,122	4,943	7,559

Total loans originated	68,227	55,897	74,799
Real estate loan principal repayments	(41,485)	(47,439)	(32,973)
Other repayments	(22,259)	(22,148)	(36,906)

Net loan activity	4,483	(13,690)	4,920

Total gross loans at end of period	$189,387	$183,222	$193,151

Investments. Our investment portfolio consists primarily of federal agency debt securities with maturities of seven years or less and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities increased $18.6 million, or 24.4%, in the year ended June 30, 2004 due primarily to the investment of conversion related deposits and the reinvestment of proceeds from sales, calls and prepayments of securities.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	At June 30,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$80,443	$79,273	$55,646	$56,574	$27,933	$28,464
Municipals	3,425	3,314	—	—	—	—
Mortgage-backed securities	12,422	12,418	19,306	19,826	31,416	31,751

Total	$96,290	$95,005	$74,952	$76,400	$59,349	$60,215

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2004. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2004, mortgage-backed securities with adjustable rates totaled $10.8 million.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$56,427	3.19%	$22,846	3.22%	$—	0%	$79,273	3.20%
Municipal securities	1,539	2.64	1,258	2.99	316	3.57	3,113	2.87
Mortgage-backed securities	89	7.00	416	6.21	11,913	3.30	12,418	3.42

Total	$58,055	3.18%	$24,520	3.26%	$12,229	3.31%	$94,804	3.22%

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. We have adjusted our pricing strategy to encourage the run-off of higher-rate certificates of deposit and to increase transaction accounts, which has resulted in the loss of some deposits. In the past, we offered interest rates on certificates of deposit that were substantially above market rates. Our current deposit pricing structure is more consistent with market rates. Although the change in pricing strategy resulted in the loss of some deposits, we do not expect that we will continue to experience a significant decline in certificates of deposit as a result of our current pricing structure. Total deposits decreased $119.3 million, or 36.8% to $204.9 million at June 30, 2004. This decrease was primarily attributable to the funds held in the Conversion account at June 30, 2003, for the purchase of Jefferson Bancshares common stock.

	At June 30,
	2004	2003	2002
	(In thousands)
Noninterest-bearing accounts	$7,958	$99,109	$4,809
NOW accounts	15,220	17,767	13,358
Passbook accounts	13,849	19,346	14,375
Money market deposit accounts	28,930	28,588	16,569
Certificates of deposit	138,976	159,437	182,738

Total	$204,933	$324,247	$231,849

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2004. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposits
(In thousands)
Three months or less	$6,761
Over three through six months	11,976
Over six through twelve months	7,257
Over twelve months	7,924

Total	$33,918

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2004	2003	2002
	(In thousands)
0.00 - 1.00%	$7,442	$302	$—
1.01 - 2.00%	35,578	39,547	—
2.01 - 3.00%	54,532	59,643	59,947
3.01 - 4.00%	26,984	27,896	62,599
4.01 - 5.00%	13,785	22,737	31,452
5.01 - 6.00%	655	5,132	10,091
6.01 - 7.00%	—	4,180	18,649

Total	$138,976	$159,437	$182,738

The following table sets forth the amount and maturities of time deposits at June 30, 2004.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00 - 1.00%	$7,442	$—	$—	$—	$7,442	5.4%
1.01 - 2.00%	32,878	2,571	129	—	35,578	25.6
2.01 - 3.00%	35,356	8,049	10,960	167	54,532	39.2
3.01 - 4.00%	17,661	8,919	404	—	26,984	19.4
4.01 - 5.00%	12,892	783	110	—	13,785	9.9
5.01 - 6.00%	427	228	—	—	655	0.5
6.01 - 7.00%	—	—	—	—	—	—

Total	$106,656	$20,550	$11,603	$167	$138,976	100.0%

The following table sets forth the savings activities for the periods indicated.

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
Beginning balance	$324,247	$231,849	$222,061

Increase (decrease) before interest credited	(123,046)	87,251	1,576
Interest credited	3,732	5,147	8,212

Net increase (decrease) in savings deposits	(119,314)	92,398	9,788

Ending balance	$204,933	$324,247	$231,849

Borrowings. We have occasionally relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances were $6.0 million at June 30, 2004 compared to $2.0 million at June 30, 2003. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$6,000	$2,000	$2,000
Average advances outstanding	2,667	2,000	2,000
Weighted average interest rate during the period	3.97%	5.00%	5.10%
Balance outstanding at end of period	$6,000	$2,000	$2,000
Weighted average interest rate at end of period	2.77%	5.01%	5.01%

Stockholders’ equity. Stockholders’ equity increased $56.8 million to $93.4 million at June 30, 2004 due primarily to $64.5 million in net proceeds from the conversion and increased $3.7 million, or 11.3%, in the year ended June 30, 2003. Retained earnings, less dividends paid, accounted for $1.4 million and $3.4 million of the increase in the year ended June 30, 2004 and the year ended June 30, 2003, respectively. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2004, the adjustment to stockholders’ equity was a net unrealized loss of $793,000 compared to a net unrealized gain of $898,000 at June 30, 2003. During the year ended June 30, 2004, common stock and paid in capital increased due to the exercise of 9,532 stock options.

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

Due to net charge-offs, the allowance for loan losses decreased $362,000 to $2.5 million at June 30, 2004. There were no additions to the allowance for loan losses during the 2004 fiscal year. At June 30, 2004, our allowance for loan losses represented 1.31% of total gross loans and 228.9% of nonperforming loans, compared to 1.54% of total gross loans and 161.79% of nonperforming loans at June 30, 2003.

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

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance at beginning of period	$2,841	$2,696	$2,209	$2,030	$1,981
Provision for loan losses	—	787	1,221	960	1,270
Recoveries:
Real estate loans	60	5	—	—	—
Commercial business loans	53	171	204	205	140
Consumer loans	150	259	479	401	616

Total recoveries	263	435	683	606	756

Charge-offs:
Real estate loans	(313)	(397)	(295)	—	—
Commercial business loans	(82)	(219)	(312)	(624)	(643)
Consumer loans	(230)	(461)	(810)	(763)	(1,334)

Total charge-offs	(625)	(1,077)	(1,417)	(1,387)	(1,977)

Net charge-offs	(362)	(642)	(734)	(781)	(1,221)

Allowance at end of period	$2,479	$2,841	$2,696	$2,209	$2,030

Allowance to nonperforming loans	228.90%	161.79%	130.40%	80.10%	49.10%
Allowance to total gross loans outstanding at the end of the period	1.31%	1.54%	1.37%	1.17%	1.15%
Net charge-offs to average loans outstanding during the period	0.19%	0.34%	0.38%	0.43%	0.71%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$2,108	85.0%	90.2%	$2,203	77.5%	88.7%
Commercial business	193	7.8	6.7	293	10.3	7.3
Consumer	178	7.2	3.1	345	12.2	4.0
Unallocated	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,479	100.0%		$2,841	100.0%

	At June 30,
	2002			2001			2000
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$800	29.7%	90.9%	$800	36.2%	89.6%	$225	11.1%	87.8%
Commercial business	569	21.1	3.9	564	25.5	3.2	541	26.6	4.0
Consumer	1,327	49.2	5.2	845	38.3	7.2	1,264	62.3	8.2
Unallocated	—	—	N/A	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,696	100.0%		$2,209	100.0%		$2,030	100.0%

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

Nonperforming assets totaled $1.6 million, or 0.54% of total assets, at June 30, 2004, which is a decrease of $1.4 million, or 45.5%, from June 30, 2003. Foreclosed real estate decreased $675,000 to $552,000 at June 30, 2004. At June 30, 2004, foreclosed real estate consisted of 5 single family homes, 4 mobile homes and 3 parcels of real estate. Nonaccrual loans at June 30, 2004 included $1.0 million of residential mortgage loans, $20,000 of commercial real estate loans, $15,000 of commercial business and $21,000 of consumer loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2004, we had $265,000 of impaired loans, which consisted of three residential mortgage loans.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$1,047	$1,739	$1,935	$2,692	$3,898
Commercial business	15	—	—	17	155
Consumer	21	17	133	50	85

Total	1,083	1,756	2,068	2,759	4,138

Accruing loans past due 90 days or more	—	—	—	—	—
Total of nonaccrual and 90 days or more past due loans	1,083	1,756	2,068	2,759	4,138
Real estate owned	552	1,227	978	1,070	215
Other nonperforming assets(1)	—	16	66	84	47

Total nonperforming assets	$1,635	$2,999	$3,112	$3,913	$4,400

Total nonperforming loans to net loans	0.58%	0.98%	1.09%	1.52%	2.43%
Total nonperforming loans to total assets	0.35%	0.48%	0.77%	1.08%	1.80%
Total nonperforming assets to total assets	0.54%	0.82%	1.16%	1.54%	1.91%

(1)	Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the year ended June 30, 2004 and the year ended June 30, 2003 had nonaccruing loans been current according to their original terms amounted to $89,000 and $143,000, respectively. The amount of interest related to these loans included in interest income was $67,000 for the year ended June 30, 2004 and $61,000 for the year ended June 30, 2003.

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

The following table sets forth the amounts of subprime loans in our loan portfolio at the dates indicated.

	At June 30,
	2004		2003		2002
	Dollar Amount	As a % of Loans in Category	Dollar Amount	As a % of Loans in Category	Dollar Amount	As a % of Loans in Category
	(Dollars in thousands)
Subprime real estate loans	$17,878	10.5%	$27,680	16.9%	$35,380	19.8%
Subprime consumer loans	649	11.1	1,100	15.0	1,890	18.5

Total subprime loans	$18,527		$28,780		$37,270

The amount of the allowance for loan losses related to subprime loans was $518,000, $820,000 and $1.2 million at June 30, 2004, 2003 and 2002, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2004	2003	2002
	(In thousands)
Substandard assets	$5,592	$5,897	$4,106
Doubtful assets	—	—	—
Loss assets	—	—	15

Total classified assets	$5,592	$5,897	$4,121

At each of the dates in the above table, substandard assets consisted of all nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $4.0 million, $2.9 million and $995,000 at June 30, 2004, 2003 and 2002, respectively. At each date, substandard but performing loans included a commercial real estate loan that at June 30, 2004 had a balance of $801,000. At June 30, 2004 we included $881,000 of other loans by the same borrower or related persons, for a total of $1.7 million of substandard but performing loans to one borrower and related persons. The corporate borrower has been in bankruptcy, but has kept all loans current, with the exception of one commercial loan that is 30-59 days past due. At June 30, 2004, we also had $10.8 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $477,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2004		2003		2002
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans:
Prime loans	$2,069	$354	$2,326	$250	$3,259	$621
Subprime loans	2,704	788	2,388	796	3,941	997

Total real estate loans	4,773	1,142	4,714	1,046	7,200	1,618

Commercial business loans	1,176	15	150	66	76	—

Consumer loans:
Prime loans	138	42	89	60	157	73
Subprime loans	93	42	149	33	203	71

Total consumer loans	231	84	238	93	360	144

Total	$6,180	$1,241	$5,102	$1,205	$7,636	$1,762

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2004, cash and cash equivalents totaled $3.8 million and interest-bearing deposits totaled $2.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $95.0 million at June 30, 2004. In addition, at June 30, 2004, we had arranged the ability to borrow a total of approximately $61.9 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $6.0 million.

At June 30, 2004, we had $5.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $6.4 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $141,000 in unused standby letters of credit and $6.7 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2004 totaled $106.7 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2004.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 -3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (1)	$6,000	$4,000	$—	$—	$2,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	32	16	16	—	—
Purchase obligations (3)	1,144	142	498	504	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$7,176	$4,158	$514	$504	$2,000

(1)	$1.0 million of this amount is callable on September 9, 2004 and $1.0 million is callable on March 9, 2006.

(2)	Payments are for lease of real property. The lease expires in 2007, with an option to extend for an additional five years.

(3)	Payments are minimum payments for data processing services. Actual payments may be higher, depending on usage.

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2004, we originated $68.2 million of loans and purchased $75.6 million in securities. In fiscal 2003, we originated $57.6 million of loans and purchased $42.8 million of securities. In fiscal 2002, we originated $78.6 million of loans and purchased $45.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $119.3 million in the year ended June 30, 2004 and a net increase in total deposits of $92.4 million and $9.8 million for the years ended June 30, 2003 and 2002, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advances were $6.0 million at June 30, 2004. During fiscal 2003, Federal Home Loan Bank advances were unchanged. During fiscal 2002, we began and ended the year with $2.0 million in advances outstanding.

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2004, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements.”

The capital from the Conversion significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We intend to use share repurchases and cash dividends to help manage our capital levels.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans and commercial letters of credit.

For the three months and year ended June 30, 2004, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor entity at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, Interpretation No. 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such a standby letters of credit. The recognition and measurement provisions of Interpretation No. 45 were effective on a prospective basis after December 31, 2002, and its adoption on January 1, 2003 has not had a significant effect on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not completed an analysis of the potential effects of this statement on our financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On December 17, 2003, the Financial Accounting Standards Board revised Interpretation No. 46 and deferred the effective date of Interpretation No. 46 to no later than the end of the first reporting period that ends after March 15, 2004. For special-purpose entities, however, Interpretation No. 46 would be required to be applied as of December 31, 2003. We have not established any variable interest entities. The adoption of Interpretation No. 46 and Interpretation No. 46R did not have an effect on our financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which clarifies certain implementation issues raised by constituents and amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include the conclusions reached by the Financial Accounting Standards Board on certain Financial Accounting Standards Board Staff Implementation Issues that, while inconsistent with Statement 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest rate swap agreement that includes an embedded option and amends other pronouncements. The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following: guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning before June 15, 2003 should continue to be applied according to the effective dates in those issues; and guidance relating to forward purchase and sale agreements involving “when-issued” securities should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of Statement of Financial Accounting Standards No.149 did not have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement of Financial Accounting Standards No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks. Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to Jefferson Federal). The adoption of Statement of Financial Accounting Standards No. 150 did not have a material effect on our financial statements.

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

Qualitative Aspects of Market Risk. Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, we actively originate adjustable-rate mortgage loans for retention in our loan portfolio. These loans generally reprice beginning after five years and annually thereafter. Most of our residential adjustable-rate mortgage loans may not adjust downward below their initial interest rate. Although historically we have been successful in originating adjustable-rate mortgage loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, we offer fixed-rate mortgage loans with maturities of fifteen years or less. This product enables us to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. In recent years, we have used investment securities with terms of seven years or less and adjustable-rate mortgage-backed securities to help manage interest rate risk. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2004 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	58,980	(12,838)	(18%)	21.55%	(318	)bp
200	63,364	(8,455)	(12)	22.69	(205)
100	67,356	(4,462)	(6)	23.66	(107)
0	71,819			24.74
(100)	72,829	1,011	1	24.86	12

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are incorporated by reference to the Company’s Audited Financial Statements found on pages F-1 through F-28 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2004 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

Code of Ethics

We have adopted a written code of ethics, which applies to our senior financial officers. We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.jeffersonfederal.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Jane P. Hutton, Corporate Secretary, Jefferson Bancshares, Inc., 120 Evans Avenue, Morristown, Tennessee 37814.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners. The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of Jefferson Bancshares knows of no arrangements, including any pledge by any person of securities of Jefferson Bancshares, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information.

The following table provides information as of June 30, 2004 for compensation plans under which equity securities may be issued. The data included in this table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in connection with the Conversion. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	462,635	12.44	415,761

Equity compensation plans not approved by security holders

Total	462,635	12.44	415,761

(1)	The information contained under this column of the Equity Compensation Plan table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)	The exhibits and financial statement schedules filed as a part of this report are as follows:

•	Report of Independent Auditors

•	Balance Sheets for the Years Ended June 30, 2004 and 2003.

•	Statements of Earnings for the Years Ended June 30, 2004, 2003 and 2002.

•	Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002.

•	Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002.

•	Notes to Financial Statements

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)	Exhibits

3.1	Charter of Jefferson Bancshares, Inc. (1)

3.2	Bylaws of Jefferson Bancshares, Inc. (1)

4.1	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)

10.1	Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (2)

10.2	Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank

10.3	Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan (1)

10.4	1995 Jefferson Federal Savings and Loan Association of Morristown Stock Option Plan (1)

10.5	1995 Jefferson Federal Savings and Loan Association of Morristown Management Recognition and Development Plan (1)

10.6	Jefferson Federal Bank Supplemental Executive Retirement Plan (1)

10.7	Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan (3)

11.0	Statement re: computation of per share earnings (4)

21.0	List of Subsidiaries

23.0	Consent of Craine, Thompson & Jones, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.

(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.

(3)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.

(4)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements found on page F-12.

(b) Reports on Form 8-K

On April 23, 2004, the Company furnished a Form 8-K in which it reported under Item 12 its financial results for the quarter ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 3, 2004	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith Anderson L. Smith	President, Chief Executive Officer and Director (principal executive officer)	September 3, 2004

/s/ Jane P. Hutton Jane P. Hutton	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 3, 2004

/s/ John F. McCrary, Jr. John F. McCrary, Jr.	Director	September 3, 2004

/s/ H. Scott Reams H. Scott Reams	Director	September 3, 2004

/s/ Dr. Jack E. Campbell Dr. Jack E. Campbell	Director	September 3, 2004

/s/ Dr. Terry M. Brimer Dr. Terry M. Brimer	Director	September 3, 2004

/s/ William F. Young William F. Young	Director	September 3, 2004

/s/ William T. Hale William T. Hale	Director	September 3, 2004

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

[LETTER HEAD OF CRAINE, THOMPSON & JONES, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jefferson Bancshares, Inc. and Subsidiary

Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  Craine, Thompson & Jones, P.C.

Morristown, Tennessee

August 27, 2004

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,
	2004	2003
Assets
Cash and cash equivalents	$3,803	$7,597
Interest-bearing deposits	2,608	88,946
Investment securities classified as available for sale, net	95,005	76,400
Federal Home Loan Bank stock	1,580	1,518
Bank owned life insurance	5,080	—
Loans receivable, net	186,601	180,010
Premises and equipment, net	5,120	4,168
Foreclosed real estate, net	552	1,227
Accrued interest receivable:
Investments	870	368
Loans receivable, net	956	1,566
Deferred tax asset	2,502	472
Other assets	797	1,506

Total assets	$305,474	$363,778

Liabilities and Stockholders’ Equity
Deposits	$204,933	$324,247
Federal Home Loan Bank advances	6,000	2,000
Other liabilities	1,084	746
Accrued income taxes	74	160

Total liabilities	212,091	327,153

Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares issued and outstanding - none	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 8,385,517 shares issued and outstanding	84	1,876
Additional paid-in capital	71,496	1,167
Unearned ESOP shares	(6,265)	—
Unearned compensation	(3,488)	—
Accumulated other comprehensive income	(793)	898
Retained earnings	32,349	32,684

Total stockholders’ equity	93,383	36,625

Total liabilities and stockholders’ equity	$305,474	$363,778

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	Years Ended June 30,
	2004	2003	2002
Interest income:
Interest on loans receivable	$12,692	$14,752	$15,988
Interest on investment securities	3,204	2,284	3,147
Other interest	171	223	245

Total interest income	16,067	17,259	19,380

Interest expense:
Deposits	4,670	6,418	10,165
Advances from FHLB	106	100	102

Total interest expense	4,776	6,518	10,267

Net interest income	11,291	10,741	9,113
Provision for loan losses	—	787	1,221

Net interest income after provision for loan losses	11,291	9,954	7,892

Noninterest income:
Dividends	48	25	—
Service charges and fees	625	674	669
Gain on sale of securities, net	22	81	141
Gain (loss) on sale of foreclosed real estate, net	152	47	45
Gain on sale of fixed assets	1	—	—
Other	219	152	166

Total noninterest income	1,067	979	1,021

Noninterest expense:
Compensation and benefits	3,175	2,451	2,351
Occupancy expense	257	263	244
Equipment and data processing expenses	974	864	832
SAIF deposit insurance premium	37	38	41
Advertising	213	147	130
REO expense	209	353	285
Charitable contributions	4,000	—	—
Other	1,400	1,157	1,186

Total noninterest expense	10,265	5,273	5,069

Earnings before income taxes	2,093	5,660	3,844

Income taxes (benefits):
Current	1,694	2,145	1,702
Deferred	(988)	(77)	(284)

Total income taxes	706	2,068	1,418

Net earnings	$1,387	$3,592	$2,426

Net earnings per common share - basic	$0.18	$0.45	$0.30

Net earnings per common share - diluted	$0.18	$0.45	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2001	$1,864	$982	$—	$(24)	$(49)	$27,119	$29,892

Comprehensive income:
Net earnings	—	—	—	—	—	2,426	2,426
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $ 358	—	—	—	—	586	—	586

Total comprehensive income	—	—	—	—	—	—	3,012
Dividends	—	—	—	—	—	(224)	(224)
Award of MRP shares	1	11	—	—	—	—	12
Earned portion of MRP	—	—	—	24	—	—	24
Tax benefit from vesting of MRP shares	—	10	—	—	—	—	10
Tax benefit from exercise of nonqualified stock options	—	2	—	—	—	—	2
Stock options exercised	11	162	—	—	—	—	173

Balance at June 30, 2002	1,876	1,167	—	—	537	29,321	32,901

Comprehensive income:
Net earnings	—	—	—	—	—	3,592	3,592
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $ 221	—	—	—	—	361	—	361

Total comprehensive income	—	—	—	—	—	—	3,953
Dividends	—	—	—	—	—	(229)	(229)

Balance at June 30, 2003	$1,876	$1,167	$—	$—	$898	$32,684	$36,625

(Continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2003	$1,876	$1,167	$—	$—	$898	$32,684	$36,625
Comprehensive income:
Net earnings	—	—	—	—	—	1,387	1,387
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $ 1,043	—	—	—	—	(1,691)	—	(1,691)

Total comprehensive income	—	—	—	—	—	—	(304)
Dividends	—	—	—	—	—	(1,733)	(1,733)
Merger of MHC into Jefferson Bancshares	—	100	—	—	—	11	111
Proceeds of stock conversion, net	66	64,406	—	—	—	—	64,472
Conversion of shares held under MHC structure	(1,876)	1,876	—	—	—	—	—
Shares issued in exchange for shares held under MHC structure	14	(14)	—	—	—	—	—
Contribution of stock to the Jefferson Federal Charitable Foundation	4	3,746	—	—	—	—	3,750
Common stock acquired by employee stock ownership plan	—	—	(6,701)	—	—	—	(6,701)
Shares committed to be released by the employee stock ownership plan	—	154	436	—	—	—	590
Stock options exercised	—	33	—	—	—	—	33
Tax benefit from exercise of nonqualifying stock options	—	28	—	—	—	—	28
Stock grants under the 2004 Stock Incentive Plan	—	—	—	(3,527)	—	—	(3,527)
Earned portion of stock grants	—	—	—	220	—	—	220
Purchase of stock for the 2004 Stock Incentive Plan	—	—	—	(181)	—	—	(181)

Balance at June 30, 2004	$84	$71,496	$(6,265)	$(3,488)	$(793)	$32,349	$93,383

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$1,387	$3,592	$2,426
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Stock contributed to the Jefferson Federal Charitable Foundation	3,750	—	—
Allocated ESOP shares	590	—	—
Depreciation and amortization expense	288	306	289
Amortization of premiums (discounts), net investment securities	1	136	106
Provision for loan losses	—	787	1,221
Gain on sale of fixed assets	1	—	—
Gain (loss) on sale of investment securities, net	(22)	(81)	(141)
FHLB stock dividends	(62)	(63)	(76)
Amortization of deferred loan fees, net	(175)	(164)	(138)
Loss (gain) on foreclosed real estate, net	(152)	(47)	(45)
Deferred tax benefit	(988)	(77)	(284)
Earned portion of MRP	220	—	24
Increase in cash value of life insurance	(80)	—	—
Tax benefits from stock options and MRP	—	—	(12)
Decrease (increase) in:
Accrued interest receivable	108	182	143
Other assets	533	(585)	95
Increase (decrease) in other liabilities	(220)	140	79

Net cash provided by (used for) operating activities	5,179	4,126	3,687

Cash flows from investing activities:
Loan originations, net of principal collections	(6,332)	8,475	(9,309)
Purchase of available-for-sale securities	(75,590)	(42,822)	(44,977)
Proceeds from sale of available-for-sale securities	24,914	3,725	22,013
Proceeds from maturities, calls, and prepayments	29,361	23,439	17,380
Purchase of bank owned life insurance	(5,000)	—	—
Proceeds from sale of premises and equipment	7	—	—
Purchase of premises and equipment	(1,246)	(273)	(511)
Proceeds from sale of (additions to) foreclosed real estate, net	792	721	34

Net cash provided by (used for) investing activities	(33,094)	(6,735)	(15,370)

Cash flows from financing activities:
Net increase (decrease) in deposits	(119,314)	92,398	9,308
Proceeds from stock conversion, net	57,771	—	—
Merger of MHC into Jefferson Bancshares	111	—	—
Proceeds from advances from FHLB	14,500	—	—
Repayment of FHLB advances	(10,500)	—	(4,000)
Purchase of company stock for stock based incentive plan	(3,708)	—	—
Proceeds from advances from FHLB	—	—	4,000
Proceeds from exercise of stock options	34	—	173
Dividends paid	(1,111)	(229)	(220)

Net cash provided by (used for) financing activities	(62,217)	92,169	9,261

(Continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Continued)

	Years Ended June 30,
	2004	2003	2002
Net increase (decrease) in cash and cash equivalents, and interest-bearing deposits	(90,132)	89,560	(2,422)
Cash, cash equivalents, and interest-bearing deposits at beginning of period	96,543	6,983	9,405

Cash and cash equivalents at end of year	$6,411	$96,543	$6,983

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and advances	$4,776	$6,518	$10,285
Income taxes	$2,052	$1,923	$1,615
Real estate acquired in settlement of loans	$1,826	$1,865	$2,418

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2004, 2003 and 2002

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On July 1, 2003, Jefferson Bancshares, M.H.C. (the M.H.C.) and Jefferson Federal Savings and Loan Association of Morristown (the Association) completed a conversion from the mutual holding company form of organization into the stock holding company form of organization. A newly organized Tennessee corporation, Jefferson Bancshares, Inc. (the Company), was formed to become the holding company for the Association. The Company sold 6.6 million shares at $10.00 per share and commenced trading on the NASDAQ National Market under the symbol JFBI.

During the process of conversion, the Association changed its name to Jefferson Federal Bank (the Bank). The Company provides a variety of financial services to individuals and small businesses through its offices in Upper East Tennessee. Its primary deposit products are savings and term certificate accounts and its lending products are commercial and residential mortgages and to a lesser extent consumer loans.

Principles of Consolidation - The consolidated financial statements include the accounts of Jefferson Bancshares, Inc. and its wholly owned subsidiary, Jefferson Federal Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the consolidated financial statements. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

Significant Group Concentrations of Credit Risk - The Company originates residential real estate loans and, to a lesser extent, commercial real estate and consumer loans primarily to customers located in Upper East Tennessee. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $2,608 and $88,946 at June 30, 2004 and 2003, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” according to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e. other comprehensive income). Investments in equity securities are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

d.	The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company is subject to periodic examination by regulatory agencies, which may require the Company to record increases in the allowances based on the regulator’s evaluation of available information. There can be no assurance that the Company’s regulators will not require further increases to the allowances.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Specific valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include non-accrual income property loans (excluding those loans included in the homogeneous portfolio which are collectively reviewed for impairment), large non-accrual single-family loans and troubled debt restructuring. Such loans are placed on non-accrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses.

e.	Credit related financial instruments arising in the ordinary course of business consist primarily of commitments to extend credit. Such financial instruments are recorded when they are funded.

f.	Premises and equipment are carried at cost, less accumulated depreciation. Expenditures for assets with a life greater than one year and costing more than $500 are generally capitalized. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Estimated lives for buildings, leasehold improvements, equipment and furniture are thirty nine, thirty nine, five and seven years, respectively. Estimated lives for building improvements are evaluated on a case-by-case basis and depreciated over the estimated remaining life of the improvement.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.	Foreclosed real estate is initially recorded, and subsequently carried, at the lower of cost or fair value less estimated selling costs. Costs related to improvement of foreclosed real estate are capitalized.

h.	Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

i.	Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended June 30,
	2004	2003	2002
Net income:
As reported	$1,387	$3,592	$2,426
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,173)	—	(34)

Pro-forma	$214	$3,592	$2,392

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Years Ended June 30,
	2004	2003	2002
Basic net earnings per share:
As reported	$0.18	$0.45	$0.30
Pro-forma	0.03	0.45	0.30
Earnings per common share assuming dilution:
As reported	$0.18	$0.45	$0.30
Pro-forma	0.03	0.45	0.30

j.	The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks and interest-bearing deposits with banks - For cash and related instruments, the carrying amount is a reasonable estimate of fair value.

Available-for-sale and held-to-maturity securities - Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair value.

Loans receivable - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued interest receivable - The carrying amount is a reasonable estimate of fair value for accrued interest receivable.

Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings - The carrying amounts of short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter-parties’ credit standings.

Segment Reporting – The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in Upper East Tennessee. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank. At June 30, 2004 and 2003, these reserve balances amounted to $1,699 and $9,737, respectively.

NOTE 3 – EARNINGS PER SHARE

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Calculations related to earnings per share are provided in the following table.

	Years Ended June 30,
	2004	2003	2002
Weighted average number of common shares used in computing basic earnings per common share	7,723,215	8,001,071	7,956,325
Effect of dilutive stock options	42,266	41,981	46,913

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	7,765,481	8,043,052	8,003,238

The common shares for 2003 and 2002 have been adjusted to reflect the conversion.

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities – In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The Company is not involved in any hedging activities.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Financial Instruments with Characteristics of both Liabilities and Equity – In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003, with some exceptions. The Company is not a party to such instruments.

Guarantor’s Accounting and Disclosure Requirements for Guarantees - In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual consolidated financial statements. The disclosure provisions of FIN 45 are effective for the Company on December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not have any such guarantees. This statement did not have a material effect on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (QSPE’s) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$80,443	$205	$(1,375)	$79,273
Municipals	3,425	1	(112)	3,314
Mortgage-backed:
GNMA	10,875	24	(82)	10,817
FNMA	1,492	50	—	1,542
FHLMC	55	4	—	59

Total securities available-for-sale	$96,290	$284	$(1,569)	$95,005

Weighted-average rate	3.22%

Federal Home Loan Bank of Cincinnati stock	$1,580	$—	$—	$1,580

Weighted-average rate	4.00%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

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

Investment securities with a carrying value of $3,833 and $4,542 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2004 and 2003, respectively.

Maturities of debt securities at June 30, 2004, are summarized as follows:

	Available-for-Sale Classification		Weighted Average Yield
	Amortized Cost	Fair Value
Within 1 year	$200	$201	4.45%
Over 1 year through 5 years	58,606	57,966	3.18%
After 5 years through 10 years	24,731	24,104	3.21%
Over 10 years	331	316	3.57%

	83,868	82,587
Mortgage backed securities	12,422	12,418	3.42%

	$96,290	$95,005	3.22%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Year Ended June 30,
	2004	2003	2002
Proceeds from sales	$25,000	$3,725	$22,013

Gross realized gains	$147	$81	$151
Gross realized losses	(125)	—	(10)

Net gains (losses)	$22	$81	$141

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2004	2003
Real estate loans:
Residential 1-4 family	$84,784	$84,628
Home equity lines of credit	3,143	1,736
Multi-family	9,213	13,229
Construction	3,001	3,584
Commercial	59,993	49,020
Land	10,760	10,197

	170,894	162,394

Commercial business loans	12,640	13,472

Non-real estate loans:
Automobile loans	2,200	3,081
Mobile home loans	531	719
Loans secured by deposits	1,084	1,841
Other consumer loans	2,038	1,715

Total consumer loans	5,853	7,356

Sub-total	189,387	183,222
Less:
Deferred loan fees, net	(306)	(366)
Unearned discount on loans	(1)	(5)
Allowance for losses	(2,479)	(2,841)

Loans, net	$186,601	$180,010

Weighted-average rate	6.41%	7.71%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2004	2003
Total impaired loans	$265	$161
Valuation allowance for impaired loans	$64	$24
Total non-accrual loans	$1,083	$1,756

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

	Years Ended June 30,
	2004	2003	2002
Average investment in impaired loans	$240	$153	$80
Interest income recognized on impaired loans	$16	$4	$1

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate. Real estate construction loans are secured principally by single-family dwellings.

Following is a summary of activity in allowance for losses:

	Years Ended June 30,
	2004	2003	2002
Balance, beginning of period	$2,841	$2,696	$2,209
Loans charged-off	(625)	(1,077)	(1,416)
Recoveries	263	435	682
Provision charged to expense	—	787	1,221

Balance, end of period	$2,479	$2,841	$2,696

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance, June 30, 2002	$784
Additions	376
Repayment	(75)

Balance, June 30, 2003	1,085
Additions	215
Repayment	(135)

Balance, June 30, 2004	$1,165

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 7 – MORTGAGE SERVICING

Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $0, $7, and $18, at June 30, 2004, 2003 and 2002, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $0, $0, and $0, at June 30, 2004, 2003, and 2002, respectively.

NOTE 8 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2004	2003
Land	$1,695	$645
Office building	3,748	3,739
Leasehold improvements	74	74
Furniture and equipment	1,846	1,853

	7,363	6,311
Less accumulated depreciation and amortization	2,243	2,143

	$5,120	$4,168

Depreciation and amortization expense for the years ended June 30, 2004, 2003, and 2002, was $288, $306 and $289, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2004, pertaining to real property, future minimum payments are as follows:

For the year ended June 30,
2005	$16
2006	16

Total	$32

Lease expense for June 30, 2004, 2003, and 2002 was $15, $15, and $15, respectively.

The Company has also entered into a service contract for data processing services. Future minimum payments under this agreement are as follows:

For the year ended June 30,
2005	$142
2006	249
2007	249
2008	252
2009	252

Total	$1,144

Data processing service expense for June 30, 2004, 2003, and 2002 was $358, $357, and $344, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 9 - DEPOSITS

Deposits are summarized as follows:

	June 30,
Description and Interest Rate	2004	2003
Noninterest-bearing NOW accounts	$7,958	$99,109
NOW accounts, 0.50% and 0.75%, respectively	15,220	17,767
Passbook accounts, 0.50% and 0.75%, respectively	13,849	19,346
Money market deposit accounts, 1.21% and 1.30%, respectively	28,930	28,588

Total transactions accounts	65,957	164,810

Certificates:
0.00 - 1.00%	7,442	302
1.01 - 2.00%	35,578	39,547
2.01 - 3.00%	54,532	59,642
3.01 - 4.00%	26,984	27,896
4.01 - 5.00%	13,785	22,737
5.01 - 6.00%	655	5,133
6.01 - 7.00%	—	4,180

Total certificates, 2.50% and 3.41%, respectively	138,976	159,437

Total deposits	$204,933	$324,247

Weighted-average rate - deposits	1.94%	2.49%

The aggregate amount of time deposits in denominations of $100,000 or more was $33,918 and $37,932, respectively, at June 30, 2004 and 2003.

The Savings Association Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $100,000 are generally not federally insured.

At June 30, 2004, the scheduled maturities of time deposits are as follows:

2005	$106,656
2006	20,550
2007	11,603
2008	167

Total	$138,976

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 9 - DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	Years Ended June 30,
	2004	2003	2002
NOW	$85	$125	$137
Passbook accounts	75	141	262
Money market deposit accounts	358	466	237
Certificates	4,154	5,691	9,536

	4,672	6,423	10,172
Less - early withdrawal penalties	2	5	7

	$4,670	$6,418	$10,165

NOTE 10 - FHLB ADVANCE

Pursuant to collateral agreements with the Federal Home Loan Bank (“FHLB”), advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $61,930 at June 30, 2004. Outstanding advances were $6,000 and $2,000 at June 30, 2004 and 2003, respectively.

NOTE 11 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2004, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates. Beginning in the year ended June 30, 1999, the Company must recapture $622 of tax loss reserves over six years (i.e. $104 per year).

Income taxes are summarized as follows:

	Years Ended June 30,
	2004	2003	2002
Current taxes:
Federal income	$1,690	$1,890	$1,509
State excise	4	255	193

	1,694	2,145	1,702

Deferred taxes
Federal income	(1,004)	(74)	(270)
State excise	16	(3)	(14)

	(988)	(77)	(284)

	$706	$2,068	$1,418

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – INCOME TAXES (CONTINUED)

The provisions of SFAS No. 109 require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. The recorded deferred tax liability for the excess reserves was $0 and $35 at June 30, 2004 and 2003, respectively. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements.

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes
	Years Ended June 30,
	2004	2003	2002
Tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	0.1	3.0	3.3
Other, net	(0.4)	(0.5)	(0.4)

Effective tax rate	33.7%	36.5%	36.9%

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2004	2003
Deferred tax liabilities:
FHLB stock dividends	$(403)	$(376)
Allowance for "available-for-sale" securities	—	(550)
Depreciation	(22)	—

	(425)	(926)

Deferred tax assets:
Charitable contributions	1,194	—
Deferred loan fees, net	117	139
Allowance for “available-for-sale” securities	492	—
Accrued sick pay	—	45
MRP compensation	84	—
Deferred compensation	12	7
Allowance for losses on loans	957	1,086
REO writedowns	23	54
Unearned profit on sale of REO	48	67

Gross deferred tax assets	2,927	1,398
Valuation allowance	—	—

Deferred tax asset	2,927	1,398

Net deferred tax asset	$2,502	$472

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – EMPLOYEE BENEFIT PLANS

401 (K) RETIREMENT PLAN. The Company has a defined contribution pension plan covering all employees having attained the age of 20 and ½ and completing six months of service. Normal retirement date is the participant’s sixty-fifth birthday.

Before the Company established the Employee Stock Ownership Plan (effective July 1, 2003), the 401(k) plan was funded by annual employer contributions of 10% of the total plan compensation of all participants in the plan. The amount contributed by the employer was divided among the participants in the same proportion that each participant’s compensation bore to the aggregate compensation of all participants. Employer contributions vest to employees over a seven-year period. Employees are permitted to make contributions of up to 50% of their compensation subject to certain limits based on federal tax laws. Total pension plan expense for the years ended June 30, 2003 and 2002, was $184 and $192, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN. As part of the conversion, the Bank established an Employee Stock Ownership Plan (ESOP). On July 1, 2003, the ESOP purchased 670,089 shares of Jefferson Bancshares, Inc. from proceeds provided by the Company in the form of a loan. Thus, the ESOP is considered a leveraged plan. Employees are eligible for participation in the plan upon attaining 20 and ½ years of age and completing six consecutive calendar months during which he has performed at least 500 hours of service. Each plan year, the Bank may, in its discretion, make a contribution to the plan; however, at a minimum, the Bank has agreed to make as a contribution the amount necessary to service the debt incurred to acquire the stock.

Shares are scheduled for release as the loan is repaid. The present amortization schedule calls for 43,206.63 shares to be released each December 31. Dividends on unallocated shares are used to repay the loan while dividends paid on allocated shares become part of the plan’s assets. Accounting for the ESOP consists of recognizing compensation expense for the fair market value of the shares as of the date of release. Allocated shares are included in earnings per share calculations while unallocated shares are not included.

ESOP compensation expense was $590 for the year ended June 30, 2004. The original number of shares committed was 670,089 and 21,990 were released during the year ended June 30, 2004. The 648,099 remaining unearned shares had an approximate fair market value of $8,419 at June 30, 2004.

STOCK COMPENSATION PLANS. The Company maintains stock-based benefit plans under which certain employees and directors are eligible to receive restricted stock grants or options. Under the 2004 Stock-Based Benefit Plan, the maximum number of shares that may be granted as restricted stock is 279,500, and a maximum of 698,750 shares may be issued through the exercise of nonstatutory or incentive stock options. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.

Restricted stock grants aggregating 160,711 shares were awarded on January 29, 2004, having a fair value of $2,200. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2004, 2003 and 2002, was $220, $0 and $24, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	1.17%	N/A	3.16%
Expected life (years)	10	N/A	5
Expected volatility	10.02%	N/A	20.74%
Risk-free interest rate	4.22%	N/A	3.93%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	70,389	$4.07	70,389	$4.07	93,000	$3.52
Granted	401,778	13.69	—		25,597	5.19
Exercised	(9,532)	3.52	—		(48,208)	3.59
Forfeited	—		—		—

Outstanding at end of year	462,635	12.44	70,389	4.07	70,389	4.07
Options exercisable at year-end	60,857	4.16	70,389	4.07	70,389	4.07
Weighted-average fair value of options granted during the year	$13.69				$5.19

Information pertaining to options outstanding at June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.52 - $ 5.19	60,857	2.7 years	$4.16	60,857	$4.16
$13.69	401,778	9.5 years	13.69	—	—

Outstanding at end of year	462,635	8.7 years	$12.44	60,857	$4.16

NOTE 13 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 13 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2004 and 2003, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2004, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2004 and 2003, are also presented in the table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Total Capital (to Risk Weighted Assets)	$64,731	38.8%	$13,352	> 8.0%	$16,690	≥	10.0%
Core Capital (to Tangible Assets)	62,640	22.2%	11,280	> 4.0%	14,101	≥	5.0%
Tangible Capital (to Tangible Assets)	62,640	22.2%	4,230	> 1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	62,640	37.5%	N/A		10,014	≥	6.0%
As of June 30, 2003:
Total Capital (to Risk Weighted Assets)	$37,472	21.1%	$14,235	> 8.0%	$17,794	≥	10%
Core Capital (to Tangible Assets)	35,255	9.8%	14,468	> 4.0%	18,085	≥	5%
Tangible Capital (to Tangible Assets)	35,255	9.8%	5,426	> 1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	35,255	19.8%	N/A		10,676	≥	6%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 13 - MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2004	2003
GAAP Capital	$63,237	$36,625
Adjustments:
Deferred taxes	(1,178)	(472)
Unrealized (gains)/losses	581	(898)

Core, Tangible and Tier 1 Capital	62,640	35,255
Adjustments:
Allowances for losses	2,091	2,217

Total Capital	$64,731	$37,472

NOTE 14 – RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At June 30, 2004, the Bank’s retained earnings available for the payment of dividends was $32,914. Accordingly, $5,392 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2004. Funds available for loans or advances by the Bank to the Company amounted to $6,324.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 15 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance risk in the normal course of business. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Collateral held by the Company consists of a first or second mortgage on the borrower’s property. The amount of collateral obtained is based upon an appraisal of the property.

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 15 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2004		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and balances due from banks and interest-bearing deposits with banks	$6,411	$6,411	$96,543	$96,543
Available-for-sale and held-to maturity securities	95,005	95,005	76,400	76,400
Federal Home Loan Bank stock	1,580	1,580	1,518	1,518
Loans receivable	186,601	189,153	180,010	182,715
Accrued interest receivable	1,826	1,826	1,934	1,934
Financial liabilities:
Deposits	(204,933)	(205,248)	(324,247)	(325,855)
FHLB Advance	(6,000)	(6,115)	(2,000)	(2,273)
Off-balance-sheet assets (liabilities):
Commitments to extend credit	—	(5,123)	—	(3,238)
Letters of credit	—	(141)	—	(92)
Unused lines of credit	—	(6,735)	—	(1,848)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. Commitments at June 30, 2004 to originate adjustable-rate loans were approximately $4.9 million. Commitments at June 30, 2004 to originate fixed-rate loans were approximately $332 with a term of fifteen years or less and interest rates of 4.45% to 7.60%. Commitments at June 30, 2003 and 2002 to originate adjustable-rate loans were approximately $1.1 and $1.1 million, respectively. Commitments at June 30, 2003 and 2002 to originate fixed-rate loans with terms of fifteen years or less were approximately $494 and $110, respectively. Fixed rates ranged from 5.50% to 6.00% for June 30, 2003 and 7.00% to 7.75% for June 30, 2002.

The Company has entered into an employment agreement with its President and Chief Executive Officer Anderson L. Smith. The agreement stipulates the terms, duties and compensation and provides remedies for both parties upon certain events occurring. Furthermore, the agreement provides for a performance bonus and deferred compensation upon CEO Smith attaining age 65.

Upon completion of the Plan of Conversion (the Plan), a “liquidation account” was established in an amount equal to the total equity of the Association as of the latest practicable date prior to the Conversion. The liquidation account was established to provide limited priority claim to the assets of the Association to “eligible account holders”, as defined in the Plan, who continue to maintain deposits in the Association/Bank after the Conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holders proportionate share of the then total remaining qualifying deposits. At the time of the conversion, the liquidation account, which is an off-balance sheet memorandum account, amounted to $29.5 million.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 17 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company obtains products and services from directors or affiliates thereof. In the opinion of management, such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

Balance Sheet

June 30, 2004
Assets
Cash and due from banks	$209
Investment securities classified as available for sale, net	21,647
Investment in common stock of Jefferson Federal Bank	38,306
Loan receivable from ESOP	6,536
Deferred tax asset	1,323
Other assets	432

Total assets	$68,453

Liabilities and Stockholders’ Equity
Accrued expenses	$755
Stockholders' equity	67,698

Total liabilities and stockholders’ equity	$68,453

Statement of Income

June 30, 2004

Year Ended June 30, 2004
Dividends from Jefferson Federal Bank	$1,006
Interest on investment securities	907
Other income	1

Total income	1,914

Charitable contribution	4,000
Other operating expenses	182

Total operating expenses	4,182

(Loss) before income taxes and equity in undistributed net income of Jefferson Federal Bank	(2,268)
Income tax (benefit)	(1,294)

(974)
Equity in undistributed net income of Jefferson Federal Bank	2,361

Net income	$1,387

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Statement of Cash Flows

Year Ended June 30, 2004
Cash flows from operating activities:
Net income	$1,387
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Jefferson Federal Bank	(2,361)
Deferred tax benefit	(1,191)
Stock contributed to Charitable Foundation	3,750
Increase in other assets	(516)
Increase in other liabilities	82

Net cash provided by operations	1,151

Cash flows from investing activities:
Sales and maturities of debt securities	7,095
Purchase of debt securities	(29,084)
Investment in Jefferson Federal Bank	(32,236)
Loan to ESOP	(6,536)

Net cash used for investing activities	(60,761)

Cash flows from financing activities:
Proceeds from stock conversion, net	64,472
Purchase of company stock for incentive plan	(3,708)
Dividends paid on common stock	(1,005)
Other	60

Net cash provided by financing activities	59,819

Net increase in cash and cash equivalents	209
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$209

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 19 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	(Unaudited)
Interest income	$4,142	$4,063	$3,996	$3,866
Interest expense	1,329	1,264	1,130	1,053

Net interest income	2,813	2,799	2,866	2,813
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,813	2,799	2,866	2,813
Noninterest income	234	252	265	316
Noninterest expense	5,548	1,514	1,670	1,533

Earnings before income taxes	(2,501)	1,537	1,461	1,596
Income taxes	(910)	571	428	617

Net earnings	$(1,591)	$966	$1,033	$979

Earnings per share, basic	$(0.19)	$0.12	$0.13	$0.13
Earnings per share, diluted	$(0.19)	$0.11	$0.13	$0.13

	Three Months Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
	(Unaudited)
Interest income	$4,577	$4,367	$4,222	$4,093
Interest expense	1,847	1,729	1,495	1,447

Net interest income	2,730	2,638	2,727	2,646
Provision for loan losses	307	240	240	—

Net interest income after provision for loan losses	2,423	2,398	2,487	2,646
Noninterest income	284	235	242	218
Noninterest expense	1,230	1,304	1,341	1,397

Earnings before income taxes	1,477	1,329	1,388	1,467
Income taxes	551	503	377	637

Net earnings	$926	$826	$1,011	$830

Earnings per share, basic	$0.49	$0.44	$0.54	$0.45
Earnings per share, diluted	$0.49	$0.44	$0.54	$0.44