Form 10-Q
period 2004-09-30
JEFFERSON BANCSHARES INC
filed 2004-11-09
CIK 1222915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                to
                                --------------       --------------

                         Commission File Number 00-50347

                           JEFFERSON BANCSHARES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               TENNESSEE                                    45-0508261
   (State or other jurisdiction of                 (I.R.S. Employer I.D. Number)
    incorporation or organization)


 120 EVANS AVENUE, MORRISTOWN, TENNESSEE                       37814
(Address of principal executive offices)                     (Zip code)

                                 (423) 586-8421
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No  [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).   Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        At November 9, 2004, the registrant had 7,984,417 shares of common stock, $0.01 par value per share, outstanding.

                                                      INDEX
                                                                                                                Page
                                          Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Condition - Unaudited
           Three months ended September 30, 2004 and year ended June 30, 2004.............................        3

           Consolidated Statements of Earnings - Unaudited
           Three months ended September 30, 2004 and 2003.................................................        4

           Consolidated Statements of Changes in Stockholders' Equity - Unaudited
           Three months ended September 30, 2004 and year ended June 30, 2004.............................        5

           Consolidated Statements of Cash Flows - Unaudited
           Three months ended September 30, 2004 and 2003.................................................        6

           Notes to Consolidated Financial Statements - Unaudited.........................................        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................       11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       26

Item 4.    Controls and Procedures........................................................................       26

                                           Part II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................       27
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................       27
Item 3.    Defaults Upon Senior Securities................................................................       28
Item 4.    Submission of Matters to a Vote of Security Holders............................................       28
Item 5.    Other Information..............................................................................       28
Item 6.    Exhibits ......................................................................................       28

SIGNATURES




                                   JEFFERSON BANCSHARES, INC.
                              Consolidated Statements of Condition
                              September 30, 2004 and June 30, 2004
                                     (Dollars in Thousands)

                                                                        SEPTEMBER 30,              JUNE 30,
                                                                            2004                     2004
                                                                     ------------------       -----------------
                                                                        (Unaudited)
ASSETS

Cash and cash equivalents                                             $          3,255          $        3,803
Interest-earning deposits                                                       13,261                   2,608
Investment securities classified as available for sale, net                     77,345                  95,005
Federal Home Loan Bank stock                                                     1,597                   1,580
Bank owned life insurance                                                        5,133                   5,080
Loans receivable, net                                                          198,316                 186,601
Premises and equipment, net                                                      5,085                   5,120
Foreclosed real estate, net                                                        503                     552
Accrued interest receivable:
       Investments                                                                 449                     870
       Loans receivable                                                          1,008                     956
Deferred tax asset                                                               1,821                   2,502
Other assets                                                                       675                     797
                                                                      -----------------         ---------------
Total Assets                                                          $        308,448          $      305,474
                                                                      =================         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $        204,235          $      204,933
Federal Home Loan Bank advances                                                 12,000                   6,000
Other liabilities                                                                  852                   1,084
Accrued income taxes                                                               477                      74
                                                                      -----------------         ---------------
       Total liabilities                                                       217,564                 212,091
                                                                      -----------------         ---------------

Commitments and contingent liabilities                                               -                       -

Stockholders' equity:
       Preferred stock, $.01 par value; 10,000,000 shares
         authorized; no shares issued and outstanding                                -                       -
       Common stock, $.01 par value; 30,000,000 shares
         authorized; 8,072,341 shares issued and outstanding                        84                      84
       Additional paid-in capital                                               71,526                  71,496
       Unearned ESOP shares                                                     (6,157)                 (6,265)
       Unearned compensation                                                    (3,562)                 (3,488)
       Accumulated other comprehensive income                                      221                    (793)
       Retained earnings                                                        32,897                  32,349
       Treasury stock                                                           (4,125)                      -
                                                                      -----------------         ---------------
                                                                                90,884                  93,383
                                                                      -----------------         ---------------
Total liabilities and stockholders' equity                            $        308,448          $      305,474
                                                                      =================         ===============


                        See accompanying notes to financial statements


                           JEFFERSON BANCSHARES, INC.
                 Consolidated Statements of Earnings (Unaudited)
              (Dollars in Thousands, Except Net Earnings Per Share)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ---------------------
                                                                    2004             2003
                                                                    ----             ----
Interest income:
     Interest on loans receivable                                 $    3,122       $    3,296
     Interest on investment securities                                   723              756
     Other interest                                                       43               90
                                                                  -----------      -----------
               Total interest income                                   3,888            4,142
                                                                  -----------      -----------
INTEREST EXPENSE:
     Deposits                                                          1,008            1,304
     Advances from FHLB                                                   87               25
                                                                  -----------      -----------
               Total interest expense                                  1,095            1,329
                                                                  -----------      -----------
               NET INTEREST INCOME                                     2,793            2,813
     Provision for loan losses                                             -                -
                                                                  -----------      -----------
     Net interest income after
          provision for loan losses                                    2,793            2,813
                                                                  -----------      -----------
NONINTEREST INCOME:
     Dividends from investments                                           26                -
     Service charges and fees                                            151              159
     Gain (loss) on sale of investment securities, net                   (25)              22
     Gain on sale of foreclosed real estate, net                          28               26
     BOLI increase in cash value                                          54                -
     Other                                                                30               27
                                                                  -----------      -----------
               Total noninterest income                                  264              234
                                                                  -----------      -----------
NONINTEREST EXPENSE:
     Compensation and benefits                                           939              756
     Occupancy expense                                                    73               61
     Equipment and data processing expense                               220              227
     SAIF deposit insurance premium                                        8                9
     REO Expense                                                          20               53
     Advertising                                                          35               47
     Contribution to Jefferson Federal Charitable Foundation               -            4,000
     Other                                                               302              395
                                                                  -----------      -----------
               Total noninterest expense                               1,597            5,548
                                                                  -----------      -----------
     EARNINGS BEFORE INCOME TAXES                                      1,460           (2,501)
                                                                  -----------      -----------
INCOME TAXES:
     Current                                                             525              353
     Deferred                                                            (17)          (1,263)
                                                                  -----------      -----------
               Total income taxes                                        508             (910)
                                                                  -----------      -----------
NET EARNINGS (LOSS)                                               $      952       $   (1,591)
                                                                  ===========      ===========
NET EARNINGS PER SHARE, BASIC                                         $0.12            ($0.19)
                                                                      =====            =======
NET EARNINGS PER SHARE, DILUTED                                       $0.12            ($0.19)
                                                                      =====            =======


                        See accompanying notes to financial statements

                                           JEFFERSON BANCSHARES, INC.
                           Consolidated Statements of Changes in Stockholders' Equity
                                            Year Ended June 30, 2004
                              and Three Months Ended September 30, 2004 (Unaudited)
                                             (Dollars in Thousands)

                                                         UNALLOCATED                ACCUMULATED
                                              ADDITIONAL   COMMON                      OTHER                              TOTAL
                                      COMMON   PAID-IN    STOCK IN      UNEARNED   COMPREHENSIVE  RETAINED  TREASURY   STOCKHOLDERS'
                                      STOCK    CAPITAL      ESOP      COMPENSATION     INCOME     EARNINGS    STOCK       EQUITY
                                    --------- ---------  ----------- -------------- ------------- --------- ---------- -------------
Balance at June 30, 2003              1,876     1,167            -             -            898     32,684        -         36,625
                                                                                                                         ----------
Comprehensive income:
   Net earnings                          -         -             -             -            -        1,387        -          1,387
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of taxes of $1,043   -         -             -             -         (1,691)      -           -         (1,691)
                                                                                                                         ----------
   Total comprehensive income            -         -             -             -            -         -           -           (304)
Dividends                                -         -             -             -            -       (1,733)       -         (1,733)
Merger of MHC into Jefferson
   Bancshares                            -        100            -             -            -           11        -            111
Proceeds of stock conversion, net        66    64,406            -             -            -         -           -         64,472
Conversion of shares held under
   MHC structure                     (1,876)    1,876            -             -            -         -           -              -
Shares issued in exchange for shares
   held under MHC structure              14       (14)           -             -            -         -           -              -
Contribution of stock to the Jefferson
    Federal Charitable Foundation         4     3,746            -             -            -         -           -          3,750
Common stock acquired by employee
    stock ownership plan                 -         -         (6,701)           -            -         -           -         (6,701)
Shares committed to be released by the
    employee stock ownership plan        -        154           436            -            -         -           -            590
Stock options exercised                  -         33            -             -            -         -           -             33
Tax benefit from exercise of
    nonqualifying stock options          -         28            -             -            -         -           -             28
Stock grants under the 2004 Stock
    Incentive Plan                       -         -             -          (3,527)         -         -           -         (3,527)
Earned portion of stock grants           -         -             -             220          -         -           -            220
Purchase of stock for the
   2004 Stock Incentive Plan             -         -             -            (181)         -         -           -           (181)
                                    --------  --------     ----------    ----------     ---------- --------   --------    ---------
Balance at June 30, 2004                 84    71,496        (6,265)        (3,488)        (793)    32,349        -         93,383
                                                                                                                          ---------
Comprehensive income:
   Net earnings                          -         -             -             -            -          952        -            952
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of taxes of $629     -         -             -             -           1,014       -          -          1,014
                                                                                                                          ---------
   Total comprehensive income            -         -             -             -            -          -          -          1,966
Dividends                                -         -             -             -            -         (404)       -           (404)
Shares committed to be released by the
    employee stock ownership plan        -         30           108            -            -          -          -            138
Earned portion of stock grants           -         -             -             110          -          -          -            110
Purchase of stock for the 2004
   Stock Incentive Plan                  -         -             -            (184)         -          -          -           (184)
Purchase of common stock
   (313,176 shares)                      -         -             -             -            -          -       (4,125)       (4,125)
                                    --------  --------     ----------    ----------     ---------- --------   --------    ---------
Balance at September 30, 2004       $    84   $71,526      $ (6,157)     $  (3,562)     $    221   $32,897    $(4,125)    $  90,884
                                    ========  ========     ==========    ==========     ========== ======== ===========   =========

                                           JEFFERSON BANCSHARES, INC.
                                Consolidated Statements of Cash Flows (Unaudited)
                                            (Dollars in Thousands)
                                                                                                         THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                       ------------------------
                                                                                                          2004         2003
                                                                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                                       $     952    $  (1,591)
     Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
           Stock contributed to the Jefferson Federal Charitable Foundation                                     -        3,750
           Allocated ESOP shares                                                                              138          146
           Depreciation and amortization expense                                                               59           73
           Amortization of premiums (discounts), net on investment securities                                   4           14
           Gain (loss) on sale of investment securities and mortgage-backed securities, net                    25          (22)
           FHLB stock dividends                                                                               (17)         (15)
           Amortization of deferred loan fees, net                                                            (34)         (47)
           Loss (gain) on foreclosed real estate, net                                                         (28)         (26)
           Increase in cash value of life insurance                                                           (53)           -
           Earned portion of MRDP                                                                             110            -
           Decrease (increase) in:
               Accrued interest receivable                                                                    369          223
               Other assets                                                                                   122          889
               Deferred tax asset                                                                             681       (1,726)
           Increase (decrease) in other liabilities and accrued income taxes                                  522          (25)
                                                                                                       -----------  -----------
               Net cash provided by (used for) operating activities                                         2,850        1,643
                                                                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Loan originations, net of principal collections                                                      (12,471)       2,681
     Investment securities classified as available for sale:
               Purchased                                                                                        -      (57,158)
               Proceeds from sale                                                                          16,396        6,676
               Proceeds from maturity                                                                       1,500       10,500
               Return of principal on mortgage-backed securities                                            1,377        2,504
     Purchase of premises and equipment                                                                       (24)      (1,022)
     Proceeds from sale of (additions to) foreclosed real estate, net                                          69          202
                                                                                                       -----------  -----------
               Net cash provided by (used for) investing  activities                                        6,847      (35,617)
                                                                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                                     (698)    (104,629)
     Proceeds from stock conversion, net                                                                        -       57,771
     Merger of MHC into Jefferson Bancshares                                                                    -          111
     Proceeds from advances from FHLB                                                                      15,000            -
     Repayment of FHLB advances                                                                            (9,000)           -
     Purchase of company stock for the 2004 Stock Based Incentive Plan                                        (14)           -
     Purchase of treasury stock                                                                            (4,125)           -
     Cash dividend paid on common stock                                                                      (755)        (106)
     Proceeds from exercise of stock options                                                                    -            -
                                                                                                       -----------  -----------
               Net cash provided by (used for) financing activities                                           408      (46,853)
                                                                                                       -----------  -----------

Net increase (decrease) in cash, cash equivalents and interest-earning deposits                            10,105      (80,827)
Cash, cash equivalents and interest-earning deposits at beginning of period                                 6,411       96,543
                                                                                                       -----------  -----------
Cash, cash equivalents and interest-earning deposits at end of period                                   $  16,516    $  15,716
                                                                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:
       Interest on deposits                                                                             $   1,008    $   1,304
       Interest on FHLB advances                                                                               87           25
       Income taxes                                                                                            75          184
       Real estate acquired in settlement of loans                                                      $     118    $     824

                                 See accompanying notes to financial statements

(1)      BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the "Company" or "Jefferson Bancshares") and its wholly-owned subsidiary, Jefferson Federal Bank (the "Bank" or "Jefferson Federal"). The unaudited financial statements of Jefferson Bancshares, Inc. were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for fair presentation of the interim financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

(2)      CORPORATE REORGANIZATION AND STOCK OFFERING
         -------------------------------------------
         On March 4, 2003, the Boards of Directors of Jefferson Bancshares, MHC (the "MHC") and the Bank adopted a Plan of Conversion to convert the MHC from mutual to stock form and to complete a related stock offering in which shares of common stock representing the MHC's ownership interest in the Bank would be sold to investors (the "Conversion").

         The Plan of Conversion was approved by the stockholders and depositors of the Bank on June 25, 2003. The reorganization and stock offering were completed on July 1, 2003. As of that date, the Company sold 6,612,500 shares of common stock for $10.00 per share. After taking into consideration estimated related expenses of approximately $1.6 million, net proceeds from the stock offering amounted to approximately $64.5 million. An additional 1,388,485 shares were issued to existing stockholders, based on an exchange rate of 4.2661 shares of Company common stock for each existing share of Bank common stock, and 375,000 shares were issued to the Jefferson Federal Charitable Foundation, resulting in the total issuance of 8,375,985 shares. Cash was paid in lieu of fractional shares.

         Upon completion of the Conversion and stock offering, the MHC ceased to exist and its net assets of $111,000 were transferred to the Bank.

         The Conversion was accounted for as a change in corporate form with no subsequent change in the historical basis of the Company's assets, liabilities and equity.


(3)      LIMITATION ON CAPITAL DISTRIBUTIONS
         -----------------------------------
         Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations ("i.e.", generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with or condition imposed by the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. In the event Jefferson Federal's capital falls below its regulatory requirements or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Jefferson Federal's ability to make capital distributions could be restricted. Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion described in Note 2.

(4)      EARNINGS PER COMMON SHARE
         -------------------------
         Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

                                            Weighted-Average Shares Outstanding
                                                For The Three Months Ended
                                                      September 30,
                                           -------------------------------------
         Shares used for:                        2004                 2003
                                           ----------------    -----------------

         Basic Earnings Per Share               7,701,618            8,375,985

         Diluted Earnings Per Share             7,717,483            8,424,818


(5)      STATEMENTS OF CASH FLOWS
         ------------------------
         Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(6)      ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
         ------------------------------------------------
         Impairment of loans having recorded investment of $331,000 at September 30, 2004 and an average investment of $331,000 during the three-month period ended September 30, 2004 has been recognized in conformity with FASB Statement No. 118. The total allowance for loan losses related to these loans was $71,000 at September 30, 2004. Other nonaccrual loans at September 30, 2004 were approximately $2.3 million. For the three months ended September 30, 2004, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms, amounted to approximately $54,000. The amount of interest income from impaired and non-accrual loans included in the Company's interest income for the three months ended September 30, 2004 was approximately $15,000. The amount of interest income from impaired loans included in net income for the three months ended September 30, 2004 was approximately $2,000.

         The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2004:

                                                 ALLOWANCE FOR LOAN LOSSES
                                                  (DOLLARS IN THOUSANDS)
                                               ----------------------------

         Balance at June 30, 2004                                $    2,479
         Provision for loan losses                                      -
         Charge-offs                            $    (119)
         Recoveries                                   112
                                                -----------
         Net (charge-offs)/recoveries                                    (7)
                                                                 -----------
         Balance at September 30, 2004                           $    2,472
                                                                 ===========

(7)      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
         -------------------------------------------------
         Jefferson Bancshares is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Company minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis. Collateral held by the Company consists of a first or second mortgage on the borrower's property. The amount of collateral obtained is based upon an appraisal of the property.


         The estimated fair values of the Company's financial instruments are as follows:

                                                   September 30, 2004                 June 30, 2004
                                              ----------------------------      --------------------------
                                                 Carrying        Fair              Carrying       Fair
                                                  Amount         Value              Amount        Value
                                                  ------         -----              ------        -----
                                                                (Dollars in Thousands)
         Financial assets:
            Cash and due from banks and
               interest-earning deposits
               with banks                     $     16,516    $   16,516         $    6,411    $    6,411
            Available-for-sale securities           77,345        77,345             95,005        95,005
            Federal Home Loan Bank stock             1,597         1,597              1,580         1,580
            Loans receivable                       198,316       199,552            186,601       189,153
            Accrued interest receivable              1,457         1,457              1,826         1,826

         Financial liabilities:
            Deposits                              (204,235)     (204,571)          (204,933)     (205,248)
            FHLB advances                          (12,000)      (12,153)            (6,000)       (6,115)

         Off-balance sheet assets (liabilities):
            Commitments to extend credit               -         (15,141)               -          (5,123)
            Unused standby letters of credit           -            (192)               -            (141)
            Unused lines of credit                     -          (7,926)               -          (6,735)

(8)      RECAPTURE OF TAX BAD DEBT RESERVES
         ----------------------------------
         Current federal income tax law provides for the elimination of the preferential tax bad debt deduction for thrift institutions and the recapture of tax bad debt reserves in excess of the base year reserves (pre-1988 reserves). The excess tax bad debt reserves is required to be recaptured to income ratably over a six-year period unless a thrift institution meets the "residential loan requirement" test and suspends the recapture for up to two years. For Jefferson Bancshares, this tax accounting change was effective for the year ending June 30, 1997. Because deferred taxes have been recorded for such excess tax bad debt reserves, this legislation has not had a material effect on the Company's statement of condition or results of operation; however, it has resulted in an outflow of cash. The six-year recapture period began with the fiscal year ending June 30, 1999. The total amount of excess tax bad debt reserves recaptured during the six-year period amounted to $622,000 and resulted in additional federal income taxes of $211,000.

(9)      STOCK INCENTIVE PLANS
         ---------------------
         Under the Bank's 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan ("MRP"), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of September 30, 2004, there were 60,857 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. No options were exercised during the three-month period.

       On January 8, 2004, the Company adopted the 2004 Stock Incentive Plan which authorized the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of September 30, 2004, there were 401,778 options and 160,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

       The table below summarizes the status of the Company's stock option plans as of September 30, 2004.

                                                        Three Months Ended
                                                        September 30, 2004
                                                        ------------------
                                                                     Weighted-
                                                                      average
                                                     Shares       exercise price
                                                   ----------     --------------

       Outstanding at beginning of period            462,635           $12.44
       Granted during the three-month period            -                 -
       Options exercised                                -                 -
       Outstanding at September 30, 2004             462,635           $12.44

       Options exercisable at September 30, 2004      60,857           $ 4.16


       The following information applies to options outstanding at September 30, 2004:


       Number outstanding                                              462,635
       Range of exercise prices                                 $3.52 - $13.69
       Weighted-average exercise price                                  $12.44
       Weighted-average remaining contractual life                   8.4 years
       Number of options remaining for future issuance                 296,972


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

GENERAL
-------
Jefferson Bancshares, Inc. (also referred to as the "Company" or "Jefferson Bancshares") was organized as a Tennessee corporation at the direction of Jefferson Federal Bank, formerly known as Jefferson Federal Savings and Loan Association of Morristown (referred to as the "Bank" or "Jefferson Federal"), in March 2003 to become the holding company for Jefferson Federal upon the completion of its "second-step" mutual-to-stock conversion (the "Conversion") of Jefferson Bancshares, M.H.C. (the "MHC"). The Conversion was completed on July 1, 2003. As part of the Conversion, the MHC merged into Jefferson Federal thereby ceasing to exist and Jefferson Federal Savings and Loan Association of Morristown changed its name to "Jefferson Federal Bank." The Company sold 6,612,500 shares of its common stock at a price of $10.00 per share to depositors of the Bank in a subscription offering raising approximately $64.5 million in net proceeds. The Company also exchanged approximately 1,389,000 shares of its common stock for all the outstanding shares of the Bank's common stock (other than shares held by the MHC), representing an exchange ratio of
4.2661 for each share of Jefferson Federal outstanding. In addition, the Bank established the Jefferson Federal Charitable Foundation, which was funded with $250,000 and 375,000 shares of Company common stock.

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

The Bank's savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). Jefferson Federal Bank is a member of the Federal Home Loan Bank ("FHLB") System.


PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------
This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Jefferson Bancshares, Inc.'s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company's loan or investment portfolios. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET EARNINGS
------------
Net earnings increased $2.5 million to $952,000 for the three months ended September 30, 2004 compared to a net loss of $1.6 million for the comparable period in 2003. The net loss for 2003 was the result of the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation.

                                                Three Months Ended
                                                  September 30,
                                          -------------------------------
                                              2004             2003
                                          --------------   --------------
                                              (Dollars in thousands,
                                              except per share data)

Net earnings                                     $ 952          ($1,591)
Net earnings per share, basic                    $0.12           ($0.19)
Net earnings per share, diluted                  $0.12           ($0.19)
Return on average assets (annualized)             1.22%               NM
Return on average equity (annualized)             4.09%               NM


NET INTEREST INCOME
-------------------
Net interest income before loan loss provision decreased $20,000, or 0.7%, to $2.8 million for the three months ended September 30, 2004 compared to the same period in 2003. The decline in net interest income is primarily attributable to the current low interest rate environment and to changes in the volume and composition of interest-earning assets. The net interest margin increased 11 basis points to 3.78% for the three months ended September 30, 2004. The interest rate spread was 3.17% and 2.94% for the quarters ended September 30, 2004 and 2003, respectively. The increase in the interest rate spread reflects a decrease in the cost on interest-bearing liabilities more than offsetting a decrease in the yield on interest-earning assets. The average rate paid on interest-bearing liabilities decreased 38 basis points to 2.09%, while the average yield on interest-earning assets decreased 15 basis points to 5.26%.

The following table summarizes changes in interest income and expense for the three-month period:

                                           THREE MONTHS
                                              ENDED
                                           SEPTEMBER 30,
                                   ------------------------------
                                       2004            2003           $ CHANGE        % CHANGE
                                   -------------   --------------   -------------   --------------
                                       (Dollars in thousands)
INTEREST INCOME:
Loans                               $     3,122     $      3,296     $      (174)           (5.3%)
Investment securities                       723              756             (33)           (4.4%)
Interest-earning deposits                    26               75             (49)          (65.3%)
FHLB stock                                   17               15               2            13.3%
                                   -------------   --------------   -------------
     Total interest income                3,888            4,142            (254)           (6.1%)
INTEREST EXPENSE:
Deposits                                  1,008            1,304            (296)          (22.7%)
Borrowings                                   87               25              62           248.0%
                                   -------------   --------------   -------------
     Total interest expense               1,095            1,329            (234)          (17.6%)
                                   -------------   --------------   -------------
     Net interest income            $     2,793     $      2,813     $       (20)           (0.7%)
                                   =============   ==============   =============

The following table summarizes average balances and average yields and costs:

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------
                                               2004                            2003
                                   ----------------------------    ----------------------------
                                      AVERAGE         YIELD/          AVERAGE         YIELD/
                                      BALANCE          COST           BALANCE          COST
                                   --------------   -----------    --------------   -----------
                                                      Dollars in thousands
Loans                               $    198,974         6.28%       $   181,347         7.27%
Investment securities                     87,319         3.31%           112,723         2.68%
Interest-earning deposits                  8,046         1.29%            10,754         2.79%
FHLB stock                                 1,591         4.27%             1,528         3.93%
Deposits                                 198,382         2.03%           213,596         2.44%
Borrowings                                11,667         2.98%             2,000         5.00%

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to change in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

                                                        2004 Compared to 2003
                                           ------------------------------------------------
                                                Increase (Decrease)
                                                      Due To
                                           ------------------------------
                                               Volume           Rate              Net
                                           -------------  ---------------   ---------------
                                                          (In Thousands)
Interest income:
  Loans receivable                          $       302    $        (476)    $        (174)
  Investment securities                            (190)             157               (33)
Other                                               (15)             (32)              (47)
                                           -------------  ---------------   ---------------
           Total interest-earning assets             97             (351)             (254)
                                           -------------  ---------------   ---------------
Interest expense:
  Deposits                                          (88)            (208)             (296)
  Borrowings                                         68               (6)               62
                                           -------------  ---------------   ---------------
         Total interest-bearing liabilities         (20)            (214)             (234)
                                           -------------  ---------------   ---------------
  Net change in interest income             $       117    $        (137)    $         (20)
                                           =============  ===============   ===============

Total interest income decreased $254,000, or 6.1%, to $3.9 million for the three months ended September 30, 2004. The decrease in interest income for the three-month period was the result of a decrease in the average yield of interest-earning assets combined with a decrease in the average balance of interest-earning assets. Interest on loans decreased as a result of declining rates offsetting an increase in the average balance. The average yield on loans declined 99 basis points to 6.28% for the quarter ended September 30, 2004, as we originated loans at lower interest rates due to the prevailing low interest rate environment, and loans with variable rates repriced to lower rates. Interest on investment securities decreased due to a decrease in the average balance which more than offset an increase in the average yield. The average balance of investments decreased due to the sale of investment securities during the current three-month period. The average yield on investment securities increased 63 basis points to 3.31% for the three-month period. Approximately 15% of the investment portfolio is held in mortgage-backed securities ("MBSs"). A significant portion of our mortgage-backed securities has adjustable rates and has repriced downward in the current low interest rate environment. Dividends on FHLB stock were $17,000 for the three months ended September 30, 2004 and $15,000 for the comparable 2003 period. FHLB dividends are paid with additional shares of FHLB stock.

Interest expense on deposits decreased $296,000, or 22.7%, to $1.0 million for the three-month period ended September 30, 2004. The average rate paid on deposits declined 41 basis points to 2.03% for the three-month period in 2004 as compared to 2003 due to the general decline in interest rates and also to the change in the composition of deposits. The decline in the average balance of certificates of deposit more than offset increases in transaction accounts for the three-month period ended September 30, 2004. The decline in certificates of deposit resulted from our decision not to compete aggressively for higher costing deposits. Interest expense on FHLB advances increased due primarily to an increase in the average balance which more than offset a decrease in the average rate paid.

PROVISION FOR LOAN LOSSES
-------------------------
We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the level of subprime loans in the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectibility of the loan portfolio. We use

Beacon credit scores to predict the likelihood that an existing borrower will become a credit risk. We consider loans to borrowers with a Beacon credit score below 600 to be "subprime." Net charge-offs were $7,000 for the three-month period ended September 30, 2004 compared to $150,000 for the same period in 2003. There were no additions to the allowance for loan losses during either period. Nonperforming loans increased $1.3 million to $2.3 million at September 30, 2004 due to a weakening condition with one commercial borrowing relationship. This relationship is primarily comprised of commercial loans totaling $936,000 and a personal real estate loan totaling $248,000. We believe the collateral securing these loans is adequate.

NONINTEREST INCOME
------------------
Noninterest income increased $30,000, or 12.8%, to $264,000 for the three months ended September 30, 2004 due to a combination of factors, including an increase in the cash surrender value of life insurance and an increase in dividends from investments more than offsetting a decrease in gain on sale of investments.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2004 compared to the same period in 2003.

                                                 Three Months Ended
                                                    September 30,
                                              -------------------------        $             %
                                                 2004          2003         Change        Change
                                              -----------   -----------   ------------  ------------
                                                 Dollars in thousands
Dividends from investments                     $      26     $     -       $       26            NM
Service charges and fees                             151           159             (8)        (5.0%)
Gain (loss) on sale of investments                   (25)           22            (47)      (213.6%)
Gain on sale of foreclosed property                   28            26              2          7.7%
BOLI increase in cash value                           54             -             54            NM
Other                                                 30            27              3         11.1%
                                              -----------   -----------   ------------
     Total  noninterest income                 $     264     $     234     $       30         12.8%
                                              ===========   ===========   ============

NONINTEREST EXPENSE
-------------------
Noninterest expense totaled $1.6 million for the three months ended September 30, 2004 as compared to $5.5 million for the comparable period in 2003. Noninterest expense was higher for the three months ended September 30, 2003 due to the $4.0 million contribution to the Jefferson Federal Charitable Foundation. Compensation expense increased $183,000, or 24.2%, due to expenses related to the Employee Stock Ownership Plan ("ESOP") and the Stock Incentive Plan. Compensation expense is recognized for the ESOP in an amount equal to the fair market value of shares committed to be released for allocation to participant accounts. For the three-month period, compensation expense related to the ESOP was $138,000 and expense related to the Stock Incentive Plan was $110,000.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2004 compared to the same period in 2003.

                                                           Three Months Ended
                                                              September 30,
                                                        -------------------------       $             %
                                                           2004          2003         Change        Change
                                                        -----------   -----------   -----------   -----------
                                                            Dollars in thousands
Compensation and benefits                                $     939     $     756     $     183         24.2%
Occupancy                                                       73            61            12         19.7%
Equipment and data processing                                  220           227            (7)        (3.1%)
SAIF Deposit insurance premiums                                  8             9            (1)       (11.1%)
REO expense                                                     20            53           (33)       (62.3%)
Advertising                                                     35            47           (12)       (25.5%)
Contribution to Jefferson Federal Charitable Foundation          -         4,000        (4,000)      (100.0%)
Other                                                          302           395           (93)       (23.5%)
                                                        -----------   -----------   -----------
     Total noninterest expense                           $   1,597     $   5,548     $  (3,951)       (71.2%)
                                                        ===========   ===========   ===========

INCOME TAXES
------------
Income tax expense for the three months ended September 30, 2004 was $508,000 compared to a tax benefit of $910,000 for the same period in 2003. The income tax benefit for the three months ended September 30, 2003 was due to the $4.0 million contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation was tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.


FINANCIAL CONDITION

ASSETS
------
Total assets at September 30, 2004 were $308.4 million, an increase of $3.0 million, or 1.0%, from total assets of $305.5 million at June 30, 2004.

CASH, CASH EQUIVALENTS AND INTEREST-EARNING DEPOSITS
----------------------------------------------------
Cash and cash equivalents were $3.3 million at September 30, 2004 compared to $3.8 million at June 30, 2004. Interest-earning deposits increased $10.7 million to $13.3 million at September 30, 2004, which reflects our decision to increase liquidity for future loan demand.

INVESTMENTS
-----------
Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less, municipal securities and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities decreased $17.7 million, or 18.6%, to $77.3 million due primarily to sales of investment securities during the current quarter. Proceeds from the sale of investment securities were used to fund growth in the loan portfolio and to repurchase treasury shares. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $358,000, or $221,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At September 30, 2004:
                                      Amortized     Unrealized     Unrealized       Fair
                                        Cost           Gains         Losses         Value
                                     ------------   ------------   -----------   ------------
                                                    (Dollars in thousands)
Securities Available-for-Sale
  Debt securities:
     Federal agency                   $   62,526      $     314     $     (92)    $   62,748
     Municipals                            3,421              7           (24)         3,404
     Mortgage-backed                      11,040            157            (4)    $   11,193
                                     ------------   ------------   -----------   ------------
          Total securities available-
          for-sale                    $   76,987      $     478     $    (120)    $   77,345
                                     ============   ============   ===========   ============
  Weighted-average rate                     3.28%
                                     ============
Federal Home Loan Bank of
  Cincinnati stock                    $    1,597      $      -      $     -       $    1,597
                                     ============   ============   ===========   ============
  Weighted-average rate                     4.25%
                                     ============

At June 30, 2004:
                                      Amortized     Unrealized     Unrealized       Fair
                                        Cost           Gains         Losses         Value
                                     -----------   ------------   -----------   ------------
                                                     (Dollars in Thousands)
Securities Available-for-Sale
  Debt securities:
     Federal agency                   $   80,443      $     205      $  (1,375)    $   79,273
     Municipals                            3,425              1          (112)         3,314
     Mortgage-backed                      12,422             78           (82)        12,418
                                     ------------   ------------   -----------   ------------
          Total securities available-
          for-sale                    $   96,290      $     284      $ (1,569)      $ 95,005
                                     ============   ============   ===========   ============
     Weighted-average rate                  3.22%
                                     ============
Federal Home Loan Bank of
     Cincinnati stock                 $    1,580      $      -       $    -         $  1,580
                                     ============   ============   ===========   ============
     Weighted-average rate                  4.00%
                                     ============

LOANS
-----
Net loans increased $11.7 million, or 6.3%, to $198.3 million at September 30, 2004. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. Mortgage loans totaled $175.1 million, or 87.1%, of gross loans at September 30, 2004 compared to $170.9 million, or 90.2%, of gross loans at June 30, 2004. The $4.2 million, or 2.5%, increase in real estate loans was primarily attributable to increases in land loans and one-to four-family loans.

Commercial business loans increased $7.9 million, or 62.6%, to $20.5 million at September 30, 2004. We intend to continue to emphasize this type of lending. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans decreased $424,000, or 7.2%, to $5.4 million at September 30, 2004 due to lower demand for these types of loans.


Loans receivable, net are summarized as follows:

                                                  At                            At
                                             September 30,                  June 30,
                                                2004                          2004
                                       -------------------------     -------------------------
                                                      Percent                       Percent            $            %
                                         Amount     of Portfolio       Amount     of Portfolio       Change      Change
                                       ------------ ------------     ------------ ------------     -----------  ----------
                                                      (Dollars in thousands)
Real estate loans:
     Residential one-to four-family     $   86,133        42.8%       $   84,784        44.8%       $   1,349        1.6%
     Multi-family                            8,893         4.4%            9,213         4.9%            (320)      (3.5%)
     Construction                            2,658         1.3%            3,001         1.6%            (343)     (11.4%)
     Commercial                             60,733        30.2%           59,993        31.7%             740        1.2%
     Land                                   13,093         6.5%           10,760         5.7%           2,333       21.7%
     Home equity line of credit              3,592         1.8%            3,143         1.7%             449       14.3%
                                       ------------ ------------     ------------ ------------     -----------
             Total real estate loans       175,102        87.1%          170,894        90.2%           4,208        2.5%
                                       ------------ ------------     ------------ ------------     -----------

Commercial business loans                   20,547        10.2%           12,640         6.7%           7,907       62.6%
                                       ------------ ------------     ------------ ------------     -----------
Consumer Loans:
     Loans secured by deposit accounts       1,195         0.6%            1,084         0.6%             111       10.2%
     Other consumer loans                    1,566         0.8%            2,038         1.1%            (472)     (23.2%)
     Loans secured by automobiles            2,168         1.1%            2,200         1.2%             (32)      (1.5)
     Mobile home loans                         500         0.2%              531         0.3%             (31)      (5.8)
                                       ------------ ------------     ------------ ------------     -----------

             Total non-real estate loans     5,429         2.7%            5,853         3.1%            (424)      (7.2)
                                       ------------ ------------     ------------ ------------     -----------

             Total commercial business
                 and consumer loans         25,976        12.9%           18,493         9.8%           7,483       40.5%
                                       ------------ ------------     ------------ ------------     -----------

              Subtotal                     201,078       100.0%          189,387       100.0%          11,691        6.2%
Less:
     Deferred loan fees, net                  (289)                         (306)                          17       (5.6)
     Unearned discount on loans                 (1)                           (1)                           -        0.0%
     Allowance for losses                   (2,472)                       (2,479)                           7       (0.3%)
                                       ------------                  ------------                  -----------
Loans receivable, net                   $  198,316                    $  186,601                    $  11,715        6.3%
                                       ============                  ============                  ===========

LOAN LOSS ALLOWANCE
-------------------
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish reserves against losses on loans on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings. In connection with assessing the allowance, we consider the level of subprime loans held in the portfolio and delinquency levels and loss experience with respect to subprime and prime loans. In addition, we assess the allowance using factors that cannot be associated with specific credit or loan categories. These factors include our subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

Due to net charge-offs, the allowance for loan losses decreased $7,000 to $2.5 million at September 30, 2004. There were no additions to the allowance for loan losses during the current three-month period. At September 30, 2004, our allowance for loan losses represented 1.23% of total gross loans and 105.8% of nonperforming loans, compared to 1.31% of total gross loans and 228.9% of nonperforming loans at June 30, 2004.

                                                    Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                   2004           2003
                                                -----------    ------------
                                                   Dollars in thousands

Balance at beginning of period                   $   2,479      $    2,841
Provision for loan losses                                -               -
Recoveries                                             112              73
Charge-offs                                           (119)           (223)
                                                -----------    ------------
Net charge-offs                                         (7)           (150)
                                                -----------    ------------
Allowance at end of period                       $   2,472      $    2,691
                                                ===========    ============
Net charge-offs to average outstanding
    loans during the period, annualized               0.01%           0.33%


NONPERFORMING ASSETS
--------------------
We consider repossessed assets and nonaccrual loans to be nonperforming. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets increased $1.2 million to $2.8 million at September 30, 2004 due to an increase in nonaccrual loans. The increase in nonaccrual loans has resulted from a weakening condition with one borrowing relationship. This relationship is primarily comprised of commercial loans totaling $936,000 and a personal real estate loan totaling $248,000. We believe the collateral securing these loans is adequate. Foreclosed real estate decreased $49,000, or 8.9%, to $503,000 at September 30, 2004. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

                                                           SEPTEMBER 30,          JUNE 30,
                                                               2004                2004
                                                         ---------------      ----------------
                                                                 Dollars in thousands
Nonaccruing loans:
       Real estate                                        $       2,280        $        1,047
       Commercial business                                           33                    15
       Consumer                                                      23                    21
                                                         ---------------      ----------------
Total nonaccrual loans                                            2,336                 1,083

Real estate owned                                                   503                   552
Other repossessed assets                                              -                     -
                                                         ---------------      ----------------

Total nonperforming assets                                $      2,839         $       1,635
                                                         ===============      ================

Total nonperforming assets to total assets                        0.92%                 0.54%
Total nonperforming loans to total loans                          1.18%                 0.58%
Allowance for loan losses to total nonperforming loans          105.82%               228.90%

BANK OWNED LIFE INSURANCE
-------------------------
We purchased bank owned life insurance ("BOLI") to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value at September 30, 2004 was $5.1 million.

DEPOSITS
--------
Total deposits decreased $698,000 to $204.2 million at September 30, 2004. The continuing decline in the average balance of certificates of deposit reflects our emphasis on attracting lower cost deposits.

                                September         June
                                  2004            2004         $ Change      % Change
                               ------------   -------------   ------------  ------------
                                    Dollars in thousands
Certificates of deposit         $  136,626     $   138,976     $   (2,350)        (1.7%)
Savings accounts                    13,338          13,849           (511)        (3.7%)
Money market accounts               31,035          28,930          2,105          7.3%
NOW accounts                        15,258          15,220             38          0.2%
Non-interest bearing accounts        7,978           7,958             20          0.3%
                               ------------   -------------   ------------
                                $  204,235     $   204,933     $     (698)        (0.3%)
                               ============   =============   ============

ADVANCES AND OTHER LIABILITIES
------------------------------
FHLB advances increased $6.0 million to $12.0 million at September 30, 2004. FHLB advances were utilized during the quarter as a funding source for growth in the loan portfolio.

STOCKHOLDERS' EQUITY
--------------------
Stockholders' equity decreased $2.5 million, or 2.7%, to $90.9 million at September 30, 2004. Retained earnings increased $548,000 to $32.9 million at September 30, 2004 due to net earnings of $952,000 partially offset by the payment of dividends to shareholders. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders' equity. At September 30, 2004, the adjustment to stockholders' equity was an unrealized gain of $221,000 compared to a net unrealized loss of $793,000 at June 30, 2004. During the September 2004 quarter, a Stock Repurchase Program was announced under which up to 838,552, or 10%, of the Company's outstanding common stock may be repurchased. During the current three-month period, 313,176 shares of treasury stock were purchased at a cost of $4.1 million.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and cash equivalents totaled $3.3 million and interest-earning deposits totaled $13.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $77.3 million at September 30, 2004. In addition, at September 30, 2004, we had arranged the ability to borrow a total of approximately $67.6 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $12.0 million.

At September 30, 2004, we had approximately $4.1 million in loan commitments, consisting of $1.7 million in commitments to originate residential loans and $2.4 million to originate commercial loans. In addition to commitments to originate loans, we had $11.0 million in loans-in-process, $192,000 in unused standby letters of credit and approximately $7.9 million in unused lines of credit. We had $102.9 million in certificates of deposit due within one year and $67.6 million in other deposits without specific maturities at September 30, 2004. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the three-month period ended September 30, 2004, loan originations, net of principal collections were $12.5 million offset by the redemption, prepayment and sale of securities in the amount of $19.3 million. During the period, financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $698,000 during the three-month period ended September 30, 2004. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. In the three-month period ended September 30, 2004, Federal Home Loan Bank advances increased $6.0 million to $12.0 million.

At September 30, 2004, the average liquidity ratio was 33.58% compared to 45.04% at September 30, 2003. The capital from the Conversion has significantly increased our liquidity and capital resources. Over time, we expect the initial level of liquidity after the Conversion will be reduced as net proceeds from the stock offering are used for future lending and operational growth and expansion activities.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans and commercial letters of credit.

For the three months ended September 30, 2004, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

CAPITAL COMPLIANCE

The following table presents our capital position relative to our regulatory capital requirements at
September 30, 2004 and June 30, 2004:
                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                 For Capital              Prompt Corrective
                                        Actual                Adequacy Purposes           Action Provisions
                               -------------------------   ------------------------    -----------------------
                                 Amount        Ratio         Amount        Ratio        Amount         Ratio
                                 ------        -----         ------        -----        ------         -----
                                                            (Dollars in Thousands)

At September 30, 2004:

Total Capital
     (To Risk Weighted Assets)   $ 66,048         37.2%      $ 14,200  >      8.0%      $ 17,750  >      10.0%
                                                                      ---                        ---
Core Capital
     (To Tangible Assets)          63,827         22.1%        11,560  >      4.0%        14,450  >       5.0%
                                                                      ---                        ---
Tangible Capital
     (To Tangible Assets)          63,827         22.1%         4,335  >      1.5%           N/A
                                                                      ---
Tier 1 Capital
     (To Risk Weighted Assets)     63,827         36.0%           N/A                     10,650  >       6.0%
                                                                                                 ---

At June 30, 2004:

Total Capital
     (To Risk Weighted Assets)     64,731         38.8%        13,352  >      8.0%        16,690  >      10.0%
                                                                      ---                        ---
Core Capital
     (To Tangible Assets)          62,640         22.2%        11,280  >      4.0%        14,101  >       5.0%
                                                                      ---                        ---
Tangible Capital
     (To Tangible Assets)          62,640         22.2%         4,230  >      1.5%           N/A
                                                                      ---
Tier 1 Capital
     (To Risk Weighted Assets)     62,640         37.5%           N/A                     10,014  >       6.0%
                                                                                                 ---

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company's asset and liability position since June 30, 2004. As a result of the funds raised in the Company's stock offering and management's strategy of investing the funds from the offering and excess funds from operations in short-term investments with minimal extension risk, the Company is now more asset sensitive and is likely to experience an increase in net interest income in a rising interest rate environment.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

Jefferson Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Jefferson Federal, such as claims to enforce liens, condemnation proceedings on properties in which Jefferson Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Jefferson Federal's business. Jefferson Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                                         ( d )
                                                                                     Maximum Number
                                                                 ( c )              (or Approximate
                                                             Total Number of         Dollar Value)
                                 (a)             (b)         Shares (or Units)       of Shares (or
                             Total Number      Average        Purchased as          Units) That May
                              of Shares       Price Paid    Part of Publicly        Yet Be Purchased
                              (or units)      per Share      Announced Plans        Under the Plans
Period                        Purchased       (or Unit)        or Progams             or Programs
                            ---------------   -----------  --------------------   --------------------
Month #1
July 1, 2004                      14,250        $12.96                14,250                   - (1)
through
July 31, 2004

Month #2
August 1, 2004                    55,000        $13.00                55,000             783,552 (2)
through
August 31, 2004

Month #3
September 1, 2004                258,176        $13.17               258,176             525,376 (2)
through
September 30, 2004

Total                            327,426        $13.13               327,426             525,376


(1) On February 10, 2004, the Company announced that it had funded a trust that would purchase up to 279,500 shares. The shares acquired by the trust would be used to fund restricted stock awards under the Company's 2004 Stock-Based Incentive Plan.

(2) On July 30, 2004, the Company announced a Stock Repurchase Program under which the Company may repurchase up to 838,552 shares, or 10%, of the Company's common stock.

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


                                          JEFFERSON BANCSHARES, INC.



November 9, 2004                          /s/ Anderson L. Smith
                                          -------------------------------------
                                          Anderson L. Smith
                                          President and Chief Executive Officer



November 9, 2004                          /s/ Jane P. Hutton
                                          --------------------------------------
                                          Jane P. Hutton
                                          Chief Financial Officer, Treasurer and
                                            Secretary