Form 10-Q/A
period 2004-09-30
JEFFERSON BANCSHARES INC
filed 2004-11-10
CIK 1222915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                      INDEX
                                                                            Page


                           Part II - OTHER INFORMATION

Item 6.    Exhibits ...................................................       28

SIGNATURES

ITEM 6.     EXHIBITS

Explanatory Note

      This amendment is being filed to correct a typographical error in Exhibit
32.1 Specifically, the signature line for the Registrant's Chief Financial Officer, Treasurer and Secretary inadvertently included an incorrect signatory. A revised Exhibit 32.1 is attached hereto.

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