Form 10-Q
period 2004-12-31
JEFFERSON BANCSHARES INC
filed 2005-02-08
CIK 1222915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

                                 (423) 586-8421
                                 --------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
    Yes  X     No
        ---       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      At February 9, 2005, the registrant had 7,821,920 shares of common stock, $0.01 par value per share, outstanding.

                                                      INDEX
                                                                                                               Page

                                           Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Condition - Unaudited
           Six months ended December 31, 2004 and year ended June 30, 2004................................        3

           Consolidated Statements of Earnings - Unaudited
           Three and six months ended December 31, 2004 and 2003..........................................        4

           Consolidated Statements of Changes in Stockholders' Equity - Unaudited
           Six months ended December 31, 2004 and year ended June 30, 2004................................        5

           Consolidated Statements of Cash Flows - Unaudited
           Six months ended December 31, 2004 and 2003....................................................        6

           Notes to Consolidated Financial Statements - Unaudited.........................................        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................       11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       28

Item 4.    Controls and Procedures........................................................................       28

                                            Part II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................       29
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................       29
Item 3.    Defaults Upon Senior Securities................................................................       29
Item 4.    Submission of Matters to a Vote of Security Holders............................................       30
Item 5.    Other Information..............................................................................       30
Item 6.    Exhibits ......................................................................................       30

SIGNATURES



                                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          JEFFERSON BANCSHARES, INC.
                                     Consolidated Statements of Condition
                                      December 31, 2004 and June 30, 2004
                                            (Dollars in Thousands)

                                                                           DECEMBER 31,              JUNE 30,
                                                                              2004                    2004
                                                                         ----------------        ----------------
                                                                            (Unaudited)
ASSETS

Cash and cash equivalents                                                $       3,757            $      3,803
Interest-earning deposits                                                       13,858                   2,608
Investment securities classified as available for sale, net                     71,953                  95,005
Federal Home Loan Bank stock                                                     1,614                   1,580
Bank owned life insurance                                                        5,188                   5,080
Loans receivable, net                                                          195,962                 186,601
Premises and equipment, net                                                      5,133                   5,120
Foreclosed real estate, net                                                      1,332                     552
Accrued interest receivable:
       Investments                                                                 652                     870
       Loans receivable                                                            941                     956
Deferred tax asset                                                               1,865                   2,502
Other assets                                                                       699                     797
                                                                         --------------           -------------

Total Assets                                                             $     302,954            $    305,474
                                                                         ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                 $     201,952            $    204,933
Federal Home Loan Bank advances                                                 12,000                   6,000
Other liabilities                                                                  852                   1,084
Accrued income taxes                                                                 -                      74
                                                                         --------------           -------------
       Total liabilities                                                       214,804                 212,091
                                                                         --------------           -------------

Commitments and contingent liabilities                                               -                       -

Stockholders' equity:
       Preferred stock, $.01 par value; 10,000,000 shares
         authorized; no shares issued or outstanding                                 -                       -
       Common stock, $.01 par value; 30,000,000 shares
         authorized; 7,821,920 shares issued and outstanding                        84                      84
       Additional paid-in capital                                               71,629                  71,496
       Unearned ESOP shares                                                     (6,049)                 (6,265)
       Unearned compensation                                                    (3,452)                 (3,488)
       Accumulated other comprehensive income                                      (27)                   (793)
       Retained earnings                                                        33,531                  32,349
       Treasury stock                                                           (7,566)                      -
                                                                         --------------           -------------
            Total stockholders' equity                                          88,150                  93,383
                                                                         --------------           -------------

Total liabilities and stockholders' equity                               $     302,954            $    305,474
                                                                         ==============           =============

                              See accompanying notes to financial statements

                                           JEFFERSON BANCSHARES, INC.
                                 Consolidated Statements of Earnings (Unaudited)
                              (Dollars in Thousands, Except Net Earnings Per Share)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       DECEMBER 31,                   DECEMBER 31,
                                                                       ------------                   ------------
                                                                    2004           2003             2004           2003
                                                                    ----           ----             ----           ----
INTEREST INCOME:
     Interest on loans receivable                                $     3,203   $      3,147     $      6,325   $      6,443
     Interest on investment securities                                   621            884            1,344          1,640
     Other interest                                                       74             32              117            122
                                                                 -----------   ------------     ------------   ------------
               Total interest income                                   3,898          4,063            7,786          8,205
                                                                 -----------   ------------     ------------   ------------

INTEREST EXPENSE:
     Deposits                                                          1,008          1,239            2,016          2,543
     Advances from FHLB                                                  104             25              191             50
                                                                 -----------   ------------     ------------   ------------
               Total interest expense                                  1,112          1,264            2,207          2,593
                                                                 -----------   ------------     ------------   ------------

               NET INTEREST INCOME                                     2,786          2,799            5,579          5,612
     Provision for loan losses                                             -              -                -              -
                                                                 -----------   ------------     ------------   ------------
     Net interest income after provision for loan losses               2,786          2,799            5,579          5,612
                                                                 -----------   ------------     ------------   ------------

NONINTEREST INCOME:
     Dividends from investments                                            -             22               26             22
     Service charges and fees                                            133            160              284            319
     Gain on sale of fixed assets                                          -              1                -              1
     Gain (loss) on sale of investment securities, net                   (18)             -              (43)            22
     Gain on sale of foreclosed real estate, net                           5             39               33             65
     BOLI increase in cash value                                          54              -              108              -
     Other                                                                24             30               54             57
                                                                 -----------   ------------     ------------   ------------
               Total noninterest income                                  198            252              462            486
                                                                 -----------   ------------     ------------   ------------

NONINTEREST EXPENSE:
     Compensation and benefits                                           905            714            1,844          1,470
     Occupancy expense                                                    79             64              152            125
     Equipment and data processing expense                               217            215              437            442
     SAIF deposit insurance premium                                        7             12               15             21
     REO Expense                                                          12             77               32            130
     Advertising                                                          58             75               93            122
     Contribution to Jefferson Federal Charitable Foundation               -              -                -          4,000
     Other                                                               289            357              591            752
                                                                 -----------   ------------     ------------   ------------
               Total noninterest expense                               1,567          1,514            3,164          7,062
                                                                 -----------   ------------     ------------   ------------

     EARNINGS BEFORE INCOME TAXES                                      1,417          1,537            2,877           (964)
                                                                 -----------   ------------     ------------   ------------

INCOME TAXES:
     Current                                                             425            425              950            778
     Deferred                                                            110            146               93         (1,117)
                                                                 -----------   ------------     ------------   ------------
               Total income taxes                                        535            571            1,043           (339)
                                                                 -----------   ------------     ------------   ------------

NET EARNINGS (LOSS)                                              $       882   $        966     $      1,834   $       (625)
                                                                 ===========   ============     ============   ============

NET EARNINGS (LOSS) PER SHARE, BASIC                             $      0.12   $       0.12     $       0.24   $      (0.07)
                                                                 ===========   ============     ============   ============
NET EARNINGS (LOSS) PER SHARE, DILUTED                           $      0.12   $       0.11     $       0.24   $      (0.07)
                                                                 ===========   ============     ============   ============

                                 See accompanying notes to financial statements


                                                     JEFFERSON BANCSHARES, INC.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                      Year Ended June 30, 2004
                                         and Six Months Ended December 31, 2004 (Unaudited)
                                                       (Dollars in Thousands)

                                                             UNALLOCATED              ACCUMULATED
                                                  ADDITIONAL   COMMON                   OTHER                            TOTAL
                                          COMMON   PAID-IN    STOCK IN   UNEARNED    COMPREHENSIVE  RETAINED  TREASURY STOCKHOLDERS'
                                          STOCK    CAPITAL      ESOP    COMPENSATION    INCOME      EARNINGS   STOCK     EQUITY
                                       ---------- ----------- --------- ------------- ------------  -------- --------- -----------
Balance at June 30, 2003                  1,876     1,167         -           -           898        32,684      -        36,625
                                                                                                                       -----------
Comprehensive income:
   Net earnings                             -         -           -           -            -          1,387      -         1,387
   Change in net unrealized gain (loss)
      on securities available for sale,
      net of taxes of $1,043                -         -           -           -        (1,691)          -        -        (1,691)
                                                                                                                       -----------
   Total comprehensive income               -         -           -           -            -            -        -          (304)
Dividends                                   -         -           -           -            -         (1,733)     -        (1,733)
Merger of MHC into Jefferson Bancshares     -         100         -           -            -             11      -           111
Proceeds of stock conversion, net            66    64,406         -           -            -            -        -        64,472
Conversion of shares held under MHC
   structure                             (1,876)    1,876         -           -            -            -        -           -
Shares issued in exchange for shares
   held under MHC structure                  14       (14)        -           -            -            -        -           -
Contribution of stock to the Jefferson
    Federal Charitable Foundation             4     3,746         -           -            -            -        -         3,750
Common stock acquired by employee
    stock ownership plan                     -         -       (6,701)        -            -            -        -        (6,701)
Shares committed to be released by the
    employee stock ownership plan            -        154         436         -            -            -        -           590
Stock options exercised                      -         33         -           -            -            -        -            33
Tax benefit from exercise of
    nonqualifying stock options              -         28         -           -            -            -        -            28
Stock grants under the 2004
  Stock Incentive Plan                       -         -          -        (3,527)         -            -        -        (3,527)
Earned portion of stock grants               -         -          -           220          -            -        -           220
Purchase of stock for the
   2004 Stock Incentive Plan                 -         -          -          (181)         -            -        -          (181)
                                       --------  ---------  ---------   ---------     -------       --------  --------  ----------
Balance at June 30, 2004                     84     71,496     (6,265)     (3,488)       (793)       32,349      -        93,383
                                                                                                                        ----------

Comprehensive income:
   Net earnings                              -         -          -           -            -            952      -           952
   Change in net unrealized gain (loss)
      on securities available for sale,
       net of taxes of $629                  -         -          -           -         1,014           -        -         1,014
                                                                                                                       -----------
   Total comprehensive income                -         -          -           -            -            -        -         1,966

Dividends                                    -         -          -           -            -           (404)     -          (404)
Shares committed to be released by the
    employee stock ownership plan            -          30        108         -            -            -        -           138
Earned portion of stock grants               -         -          -           110          -            -        -           110
Purchase of stock for the 2004
  Stock Incentive Plan                       -         -          -          (184)         -            -        -          (184)
Purchase of common stock (313,176 shares)    -         -          -           -            -            -      (4,125)    (4,125)
                                       --------  ---------  ---------   ---------     -------       --------  --------  ----------
Balance at September 30, 2004          $     84  $  71,526  $  (6,157)  $  (3,562)    $   221       $32,897   $(4,125)  $  90,884
                                       ========  =========  =========   =========     =======       ========  ========  ==========

Comprehensive income:
   Net earnings                               -        -          -           -            -            882      -            882
   Change in net unrealized gain (loss)
      on securities available for sale,
      net of taxes of $(154)                  -        -          -           -          (248)          -        -           (248)
                                                                                                                        ----------
   Total comprehensive income                 -        -          -           -            -            -        -            634

Dividends                                     -        -          -           -            -           (391)     -           (391)
Dividends used for ESOP payment               -        -          -           -            -            143      -           -
Shares committed to be released by the
    employee stock ownership plan             -         34        108         -            -            -        -            142
Stock options exercised                       -         44        -           -            -            -        -           -
Tax benefit from exercise of
    nonqualifying stock options               -         25        -           -            -            -        -           -
Earned portion of stock grants                -        -          -           110          -            -        -            110
Purchase of common stock (260,020 shares)     -        -          -           -            -            -      (3,441)     (3,441)
                                       --------  ---------  ---------   ---------     -------       --------  --------  ----------
Balance at December 31, 2004           $     84  $  71,629  $  (6,049)  $  (3,452)    $   (27)      $ 33,531  $(7,566)  $  88,150
                                       ========  =========  =========   =========     =======       ========  ========  ==========

                                                     JEFFERSON BANCSHARES, INC.
                                          Consolidated Statements of Cash Flows (Unaudited)
                                                       (Dollars in Thousands)
                                                                                                    SIX MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                                -------------------------
                                                                                                   2004          2003
                                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                               $    1,834    $     (625)
     Adjustments to reconcile net earnings to net cash provided by
     (used for) operating activities
           Stock contributed to the Jefferson Federal Charitable Foundation                              -         3,750
           Allocated ESOP shares                                                                       280           305
           Depreciation and amortization expense                                                       118           138
           Amortization of premiums (discounts), net on investment securities                            7             2
           Gain on sale of fixed assets                                                                  -             1
           Gain (loss) on sale of investment securities and mortgage-backed securities, net             43           (22)
           FHLB stock dividends                                                                        (34)          (31)
           Amortization of deferred loan fees, net                                                     (67)          (85)
           Loss (gain) on foreclosed real estate, net                                                  (33)          (65)
           Increase in cash value of life insurance                                                   (108)            -
           Earned portion of MRDP                                                                      220             -
           Decrease (increase) in:
               Accrued interest receivable                                                             233          (103)
               Other assets                                                                             98           849
               Deferred tax asset                                                                      637        (1,587)
           Increase (decrease) in other liabilities and accrued income taxes                            56          (516)
                                                                                                -----------   -----------
               Net cash provided by (used for) operating activities                                  3,284         2,011
                                                                                                -----------   -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Loan originations, net of principal collections                                               (10,734)       (1,807)
     Investment securities classified as available for sale:
               Purchased                                                                                 -       (63,662)
               Proceeds from sale                                                                   20,378         6,676
               Proceeds from maturity                                                                1,500        15,500
               Return of principal on mortgage-backed securities                                     2,363         4,172
     Purchase of premises and equipment                                                               (131)       (1,133)
     Sale of fixed assets                                                                                -             1
     Proceeds from sale of (additions to) foreclosed real estate, net                                  220           510
                                                                                                -----------   -----------
               Net cash provided by (used for) investing  activities                                13,596       (39,743)
                                                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                            (2,981)     (108,586)
     Proceeds from stock conversion, net                                                                 -        57,771
     Merger of MHC into Jefferson Bancshares                                                             -           111
     Proceeds from advances from FHLB                                                               15,000             -
     Repayment of FHLB advances                                                                     (9,000)            -
     Purchase of company stock for the 2004 Stock Based Incentive Plan                                 (14)            -
     Purchase of treasury stock                                                                     (7,566)            -
     Cash dividend paid on common stock                                                             (1,159)         (441)
     Proceeds from exercise of stock options                                                            44            34
                                                                                                -----------   -----------
               Net cash provided by (used for) financing activities                                 (5,676)      (51,111)
                                                                                                -----------   -----------

Net increase (decrease) in cash, cash equivalents and interest-earning deposits                     11,204       (88,843)
Cash, cash equivalents and interest-earning deposits at beginning of period                          6,411        96,543
                                                                                                -----------   -----------
Cash, cash equivalents and interest-earning deposits at end of period                           $   17,615    $    7,700
                                                                                                ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:
       Interest on deposits                                                                     $    2,016    $    2,543
       Interest on FHLB advances                                                                       191            50
       Income taxes                                                                                  1,030         1,087
       Real estate acquired in settlement of loans                                              $    1,202    $    1,323

                        See accompanying notes to financial statements

(1)      BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the "Company" or "Jefferson Bancshares") and its wholly-owned subsidiary, Jefferson Federal Bank (the "Bank" or "Jefferson Federal"). The unaudited financial statements of Jefferson Bancshares, Inc. were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for fair presentation of the interim financial statements. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

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


(3)      LIMITATION ON CAPITAL DISTRIBUTIONS
         -----------------------------------
         Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with or condition imposed by the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. In the event Jefferson Federal's capital falls below its regulatory requirements or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Jefferson Federal's ability to make capital distributions could be restricted. Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion described in Note 2.

(4)      EARNINGS PER COMMON SHARE
         -------------------------
         Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

                                     WEIGHTED-AVERAGE SHARES             WEIGHTED-AVERAGE SHARES
                                        OUTSTANDING FOR THE                 OUTSTANDING FOR THE
                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           DECEMBER 31,                        DECEMBER 31,
                                  -------------------------------     -------------------------------
Shares used for:                       2004             2003               2004             2003
                                  --------------   --------------     --------------   --------------
Basic Earnings Per Share              7,383,907        8,382,286          7,569,166        8,378,837

Diluted Earnings Per Share            7,406,857        8,426,876          7,588,474        8,421,943

(5)      STATEMENTS OF CASH FLOWS
         ------------------------
         Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(6)      ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
         ------------------------------------------------
         At December 31, 2004 there were no loans with impairments, however an average investment of $200,000 during the six-month period ended December 31, 2004 has been recognized in conformity with FASB Statement No. 118. There was no allowance for loan losses related to these loans at December 31, 2004. Other nonaccrual loans at December 31, 2004 were approximately $1.4 million. For the six months ended December 31, 2004, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms, amounted to approximately $79,000. The amount of interest income from impaired and non-accrual loans included in the Company's interest income for the six months ended December 31, 2004 was approximately $15,000. The amount of interest income from impaired loans included in net income for the three months ended December 31, 2004 was approximately $3,000.

         The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2004:

                                                     ALLOWANCE FOR LOAN LOSSES
                                                      (DOLLARS IN THOUSANDS)
                                                    ---------------------------

Balance at June 30, 2004                                              $  2,479
Provision for loan losses                                                    -
Charge-offs                                         $     (277)
Recoveries                                                 186
                                                    ------------
Net (charge-offs)/recoveries                                               (91)
                                                                      --------
Balance at December 31, 2004                                          $  2,388
                                                                      ========

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


         The estimated fair values of the Company's financial instruments are as follows:

                                            DECEMBER 31, 2004                   JUNE 30, 2004
                                       ----------------------------      ---------------------------
                                         CARRYING        FAIR              CARRYING       FAIR
                                          AMOUNT         VALUE              AMOUNT        VALUE
                                          ------         -----              ------        -----
                                                         (Dollars in Thousands)
Financial assets:
   Cash and due from banks and
      interest-earning deposits
      with banks                        $  17,615     $  17,615          $   6,411     $   6,411
   Available-for-sale securities           71,953        71,953             95,005        95,005
   Federal Home Loan Bank stock             1,614         1,614              1,580         1,580
   Loans receivable                       195,962       195,023            186,601       189,153
   Accrued interest receivable              1,593         1,593              1,826         1,826

Financial liabilities:
   Deposits                              (201,952)     (201,868)          (204,933)     (205,248)
   FHLB advances                          (12,000)      (12,124)            (6,000)       (6,115)

Off-balance sheet assets (liabilities):
   Commitments to extend credit                 -        (9,097)                 -        (5,123)
   Unused standby letters of credit             -          (529)                 -          (141)
   Unused lines of credit                       -        (7,313)                 -        (6,735)

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

(9)      STOCK INCENTIVE PLANS
         ---------------------
         Under the Bank's 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan ("MRP"), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of December 31, 2004, there were 51,258 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the six-month period 9,599 options were exercised.

         On January 8, 2004, the Company adopted the 2004 Stock Incentive Plan which authorized the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of December 31, 2004, there were 401,778 options and 160,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

         The table below summarizes the status of the Company's stock option plans as of December 31, 2004.

                                                       SIX MONTHS ENDED
                                                      DECEMBER 31, 2004
                                                      -----------------
                                                                    Weighted-
                                                                     average
                                                   Shares         exercise price
                                               -------------     ---------------

Outstanding at beginning of period                462,635              $12.44
Granted during the six-month period                  -                    -
Options exercised                                   9,599              $ 4.64
Outstanding at December 31, 2004                  453,036              $12.60

Options exercisable at December 31, 2004           51,258              $ 4.08

      The following information applies to options outstanding at December 31, 2004:

Number outstanding                                              453,036
Range of exercise prices                                 $3.52 - $13.69
Weighted-average exercise price                                  $12.60
Weighted-average remaining contractual life                         8.3
Number of options remaining for future issuance                 296,972

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NET EARNINGS
------------
Net earnings decreased $84,000, or 8.7% to $882,000 for the three months ended December 31, 2004. For the six months ended December 31, 2004, net earnings were $1.8 million compared to a net loss of $625,000 for the six months ended December 31, 2003. The net loss for 2003 was the result of the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation.

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   DECEMBER 31,                          DECEMBER 31,
                                          -------------------------------       --------------------------------
                                              2004             2003                 2004              2003
                                          --------------   --------------       --------------    --------------
                                              (Dollars in thousands,                (Dollars in thousands,
                                              except per share data)                except per share data)
Net earnings                                  $882             $ 966              $1,834            $ (625)
Net earnings per share, basic                 $0.12            $0.12              $ 0.24            $(0.07)
Net earnings per share, diluted               $0.12            $0.11              $ 0.24            $(0.07)
Return on average assets (annualized)          1.15%            1.22%               1.19%               NM
Return on average equity (annualized)          3.95%            4.02%               4.02%               NM

NET INTEREST INCOME
-------------------
Net interest income before loan loss provision decreased $13,000, or 0.5%, to $2.8 million for the three months ended December 31, 2004 compared to the same period in 2003. The decline in net interest income is primarily attributable to a decrease in the volume of investment securities partially offset by a decrease in the volume and average cost of interest bearing liabilities. The decline in investment securities was due to the deployment of conversion proceeds primarily into stock repurchases, bank owned life insurance, and other higher yielding assets. The net interest margin increased 18 basis points to 3.84% for the three months ended December 31, 2004. The interest rate spread was 3.23% and 2.93% for the quarters ended December 31, 2004 and 2003, respectively. The increase in the interest rate spread reflects a decrease in the average cost of interest-bearing liabilities combined with a slight increase in the average yield on interest-earning assets. The average rate paid on interest-bearing liabilities declined 23 basis points to 2.15%, while the average yield on interest-earning assets increased 7 basis points to 5.38%.

The following table summarizes changes in interest income and expense for the three-month periods ended December 31, 2004 and 2003:

                                            THREE MONTHS
                                               ENDED
                                            DECEMBER 31,
                                   ------------------------------
                                       2004            2003           $ CHANGE        % CHANGE
                                   -------------   --------------   -------------   --------------
                                      (Dollars in thousands)

INTEREST INCOME:
Loans                              $      3,203    $       3,147    $         56             1.8%
Investment securities                       621              884            (263)          (29.8%)
Interest-earning deposits                    57               17              40           235.3%
FHLB stock                                   17               15               2            13.3%
                                   -------------   --------------   -------------
     Total interest income                3,898            4,063            (165)           (4.1%)
INTEREST EXPENSE:
Deposits                                  1,008            1,239            (231)          (18.6%)
Borrowings                                  104               25              79           316.0%
                                   -------------   --------------   -------------
     Total interest expense               1,112            1,264            (152)          (12.0%)
                                   -------------   --------------   -------------
     Net interest income           $      2,786    $       2,799    $        (13)           (0.5%)
                                   =============   ==============   =============

For the six months ended December 31, 2004, net interest income decreased $33,000 to $5.6 million. The decline in net interest income is primarily attributable to a decrease in both the volume and yield of interest earning assets partially offset by a decrease in the volume and average rate paid on deposits. The net interest margin and interest rate spread was 3.81% and 3.20%, respectively, for the six months ended December 31, 2004 compared to 3.66% and 2.94% for the comparable period in 2003.

The following table summarizes changes in interest income and expense for the six-month periods ended December 31, 2004 and 2003:

                                            SIX MONTHS
                                               ENDED
                                            DECEMBER 31,
                                   ------------------------------
                                       2004            2003           $ CHANGE        % CHANGE
                                   -------------   --------------   -------------   --------------
                                       (Dollars in thousands)

INTEREST INCOME:
Loans                              $      6,325    $       6,443    $       (118)           (1.8%)
Investment securities                     1,344            1,640            (296)          (18.0%)
Interest-earning deposits                    83               92              (9)           (9.8%)
FHLB stock                                   34               30               4            13.3%
                                   -------------   --------------   -------------
     Total interest income                7,786            8,205            (419)           (5.1%)
INTEREST EXPENSE:
Deposits                                  2,016            2,543            (527)          (20.7%)
Borrowings                                  191               50             141           282.0%
                                   -------------   --------------   -------------
     Total interest expense               2,207            2,593            (386)          (14.9%)
                                   -------------   --------------   -------------
     Net interest income           $      5,579    $       5,612    $        (33)           (0.6%)
                                   =============   ==============   =============

The following table summarizes average balances and average yields and costs:

                                 THREE MONTHS ENDED DECEMBER 31,                    SIX MONTHS ENDED DECEMBER 31,
                          ----------------------------------------------     ----------------------------------------------
                                   2004                    2003                       2004                    2003
                          ----------------------  ----------------------     ----------------------  ----------------------
                            AVERAGE     YIELD/      AVERAGE     YIELD/        AVERAGE      YIELD/     AVERAGE      YIELD/
                            BALANCE      COST       BALANCE      COST         BALANCE       COST      BALANCE       COST
                          ------------  --------  ------------  --------     -----------  ---------  -----------  ---------
                                    (Dollars in thousands)                             (Dollars in thousands)
Loans                     $   199,672     6.42%   $   183,371     6.86%      $  199,323      6.35%   $  182,359      7.07%
Investment securities          75,128     3.31%       111,028     3.18%          81,224      3.31%      111,876      2.93%
Interest-earning deposits      13,449     1.70%        10,341     0.66%          10,798      1.54%       10,548      1.74%
FHLB stock                      1,608     4.23%         1,544     3.89%           1,599      4.25%        1,536      3.91%
Deposits                      195,124     2.07%       210,877     2.35%         196,753      2.05%      212,236      2.40%
Borrowings                     12,000     3.47%         2,000     5.00%          11,833      3.21%        2,000      5.00%

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

                                                    THREE MONTHS                             SIX MONTHS
                                               2004 COMPARED TO 2003                    2004 COMPARED TO 2003
                                         -----------------------------------      -----------------------------------
                                         INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                  DUE TO                                 DUE TO
                                         -----------------------                  -----------------------
                                          VOLUME        RATE         NET           VOLUME        RATE         NET
                                         ----------  -----------  ----------      ----------  -----------  ----------
                                                  (In Thousands)                           (In Thousands)
Interest income:
  Loans receivable                       $     269   $     (213)  $      56       $     570   $     (688)  $    (118)
  Investment securities                       (296)          33        (263)           (489)         193        (296)
Other                                            9           33          42               3           (8)         (5)
                                         ----------  -----------  ----------      ----------  -----------  ----------
        Total interest-earning assets          (18)        (147)       (165)             84         (503)       (419)
                                         ----------  -----------  ----------      ----------  -----------  ----------

Interest expense:
  Deposits                                     (88)        (143)       (231)           (177)        (349)       (526)
  Borrowings                                    89          (10)         79             164          (24)        140
                                         ----------  -----------  ----------      ----------  -----------  ----------
      Total interest-bearing liabilities         1         (153)       (152)            (13)        (373)       (386)
                                         ----------  -----------  ----------      ----------  -----------  ----------
  Net change in interest income          $     (19)  $        6   $     (13)      $      97   $     (130)  $     (33)
                                         ==========  ===========  ==========      ==========  ===========  ==========

Total interest income decreased $165,000, or 4.1%, to $3.9 million for the three months ended December 31, 2004, and decreased $419,000, or 5.1%, to $7.8 million for the six months ended December 31, 2004. The decrease in interest income for the both the three and six-month period was primarily attributable to a decrease in income from investment securities. The decrease in income from investment securities was primarily the result of a decrease in the average balance of investment securities more than offsetting an increase in the average yield. The decline in investment securities was due to the deployment of conversion proceeds primarily into stock repurchases, bank owned life insurance, and other higher yielding assets. Interest on loans increased for the three months ended December 31, 2004 due to an increase in the average balance of loans more than offsetting a decrease in the average yield. The increase in the average balance of loans is the result of growth in the commercial loan portfolio. Most of the commercial loans that have been originated have been tied to prime and will reprice quickly as interest rates change. Dividends on Federal Home Loan Bank ("FHLB") stock were $17,000 for the three months ended December 31, 2004 and $15,000 for the comparable 2003 period. FHLB dividends are paid with additional shares of FHLB stock.

Interest expense on interest-bearing liabilities decreased for both the three and six month period ended December 31, 2004 due to a decrease in interest paid on deposits more than offsetting an increase in interest paid on FHLB advances. Interest expense on deposits decreased $231,000, or 18.6%, to $1.0 million for the three-month period ended December 31, 2004 and decreased $527,000, or 20.7%, to $2.0 million for the six-month period ended December 31, 2004 due to a decrease in both the average balance and average rate paid. The average rate paid on deposits declined 28 basis points to 2.07% for the three-month period in 2004 and declined 35 basis points to 2.05% for the six-month period in 2004 as compared to 2003 due to the general decline in interest rates and also to the change in the composition of deposits. The decline in the average balance of certificates of deposit more than offset increases in transaction accounts for the three-month period ended December 31, 2004. The decline in certificates of deposit resulted from our decision not to compete aggressively for higher costing deposits. Interest expense on FHLB advances was $104,000 and $191,000 for the three and six months ended December 31, 2004, respectively, compared to $25,000 and $50,000 for the comparable periods in 2003 due to a higher average balance. FHLB advances were utilized during the current six-month period as a funding source for growth in the loan portfolio.

PROVISION FOR LOAN LOSSES
-------------------------
We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the level of subprime loans in the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectibility of the loan portfolio. We use Beacon credit scores to predict the likelihood that an existing borrower will become a credit risk. We consider loans to borrowers with a Beacon credit score below 600 to be "subprime." Net charge-offs were $91,000 for the six-month period ended December 31, 2004 compared to $259,000 for the same period in 2003. There were no additions to the allowance for loan losses during either period. Nonperforming loans totaled $1.4 million at December 31, 2004 compared to $1.2 million for 2003. The increase in nonperforming loans due reflects a deterioration in one lending relationship which includes commercial loans totaling $502,000 and personal real estate loans totaling $252,000. We believe the collateral securing these loans is adequate.

NONINTEREST INCOME
------------------
Noninterest income decreased $54,000, or 21.4%, to $198,000 for the three months ended December 31, 2004 as a result of a decrease in net gain on foreclosed real estate, a loss on sale of investments, and a decrease in service fees and other revenues, offset by an increase in the cash surrender value of bank owned life insurance that amounted to $54,000 for the three months ended December 31, 2004.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2004 compared to the same period in 2003.

                                                 THREE MONTHS ENDED
                                                    DECEMBER 31,
                                              -------------------------        $            %
                                                 2004          2003         CHANGE        CHANGE
                                              -----------   -----------   ------------  ------------
                                               (Dollars in thousands)
Dividends from investments                    $        -    $       22     $     (22)      (100.0%)
Service charges and fees                             133           160           (27)       (16.9%)
Gain on sale of fixed assets                           -             1            (1)      (100.0%)
Gain (loss) on sale of investments                   (18)            -           (18)           NM
Gain on sale of foreclosed property                    5            39           (34)       (87.2%)
BOLI increase in cash value                           54             -            54            NM
Other                                                 24            30            (6)       (20.0%)
                                              ----------    ----------     ----------
     Total  noninterest income                $      198    $      252     $     (54)       (21.4%)
                                              ==========    ==========     ==========

Noninterest income decreased $24,000, or 4.9%, to $462,000 for the six months ended December 31, 2004 as a result of a decrease in net gain on foreclosed real estate, a loss on sale of investments, and a decrease in service fees and other revenues, partially offset by an increase in the cash surrender value of bank owned life insurance that amounted to $108,000 for the six months ended December 31, 2004.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2004 compared to the same period in 2003.

                                                  SIX MONTHS ENDED
                                                     DECEMBER 31,
                                              -------------------------        $            %
                                                 2004          2003         CHANGE        CHANGE
                                              -----------   -----------   ------------  ------------
                                               (Dollars in thousands)
Dividends from investments                    $       26    $       22     $        4         18.2%
Service charges and fees                             284           319            (35)       (11.0%)
Gain on sale of fixed assets                           -             1             (1)      (100.0%)
Gain (loss) on sale of investments                   (43)           22            (65)      (295.5%)
Gain on sale of foreclosed property                   33            65            (32)       (49.2%)
BOLI increase in cash value                          108             -            108            NM
Other                                                 54            57             (3)        (5.3%)
                                              ----------    ----------     -----------
     Total  noninterest income                $      462    $      486     $      (24)        (4.9%)
                                              ==========    ==========     ===========

NONINTEREST EXPENSE
-------------------
Noninterest expense totaled $1.6 million for the three months ended December 31, 2004 as compared to $1.5 million for the comparable period in 2003 primarily due to an increase in compensation expense. Compensation expense increased $191,000, or 26.8%, to $905,000 for the current three month period. This increase reflects the expense related to the stock awards made pursuant to the Company's 2004 Stock Incentive Plan combined with normal salary increases and additional staff. Noninterest expense for the three months ended December 31, 2004 included approximately $38,000 of operating expense associated with the opening of the new loan production office that opened in Knoxville, Tennessee on January 1, 2005.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2004 compared to the same period in 2003.

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                        -------------------------       $             %
                                                           2004          2003         CHANGE        CHANGE
                                                        -----------   -----------   -----------   -----------
                                                         (Dollars in thousands)
Compensation and benefits                               $      905    $      714    $      191         26.8%
Occupancy                                                       79            64            15         23.4%
Equipment and data processing                                  217           215             2          0.9%
SAIF Deposit insurance premiums                                  7            12            (5)       (41.7%)
REO expense                                                     12            77           (65)       (84.4%)
Advertising                                                     58            75           (17)       (22.7%)
Other                                                          289           357           (68)       (19.0%)
                                                        ----------    ----------    -----------
     Total noninterest expense                          $   1,567     $    1,514    $       53          3.5%
                                                        ==========    ==========    ===========

Noninterest expense totaled $3.2 million for the six months ended December 31, 2004 compared to $7.1 million for the comparable period in 2003. The $3.9 million decrease was primarily attributable to the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation during the six months ended December 31, 2003. Compensation expense increased $374,000, or 25.4%, to $1.8 million for the current six-month period due to expenses related to the Stock Incentive Plan combined with normal salary increases and additional staff.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2004 compared to the same period in 2003.

                                                            SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                        -------------------------        $            %
                                                           2004          2003         CHANGE        CHANGE
                                                        -----------   -----------   -----------   -----------
                                                         (Dollars in thousands)
Compensation and benefits                               $    1,844    $    1,470    $      374         25.4%
Occupancy                                                      152           125            27         21.6%
Equipment and data processing                                  437           442            (5)        (1.1%)
SAIF Deposit insurance premiums                                 15            21            (6)       (28.6%)
REO expense                                                     32           130           (98)       (75.4%)
Advertising                                                     93           122           (29)       (23.8%)
Contribution to Jefferson Federal Charitable Foundation          -         4,000        (4,000)      (100.0%)
Other                                                          591           752          (161)       (21.4%)
                                                        -----------   -----------   -----------
     Total noninterest expense                          $    3,164    $    7,062    $   (3,898)       (55.2%)
                                                        ===========   ===========   ===========

INCOME TAXES
------------
Income tax expense for the three months ended December 31, 2004 was $535,000 compared to $571,000 for the same period in 2003. Income tax expense for the six months ended December 31, 2004 was $1.0 million compared to a tax benefit of $339,000 for the same period in 2003. The tax benefit (i.e., current and deferred) was due to the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation was tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.


FINANCIAL CONDITION

ASSETS
------
Total assets at December 31, 2004 were $303.0 million compared to $305.5 million at June 30, 2004.

CASH, CASH EQUIVALENTS AND INTEREST-EARNING DEPOSITS
----------------------------------------------------
Cash and cash equivalents remained unchanged at $3.8 million at December 31, 2004. Interest-earning deposits increased $11.3 million to $13.9 million at December 31, 2004, which reflects our decision to increase liquidity for future loan demand.

INVESTMENTS
-----------
Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less, municipal securities and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities decreased $23.1 million, or 24.3%, to $72.0 million due primarily to sales of investment securities during the current six-month period. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $44,000, or $27,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

AT DECEMBER 31, 2004:
                                      AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                        COST           GAINS         LOSSES         VALUE
                                     ------------   ------------   -----------   ------------
                                                  (Dollars in thousands)
Securities Available-for-Sale
  Debt securities:
     Federal agency                  $    58,527    $       184    $     (302)   $    58,409
     Municipals                            3,417              3           (42)         3,378
     Mortgage-backed                      10,053            115            (2)        10,166
                                     ------------   ------------   -----------   ------------
          Total securities
          available-for-sale         $    71,997    $       302    $     (346)   $    71,953
                                     ============   ============   ===========   ============

  Weighted-average rate                    3.30%
                                     ============

Federal Home Loan Bank of
  Cincinnati stock                   $    1,614     $         -    $        -    $     1,614
                                     ============   ============   ===========   ============

  Weighted-average rate                    4.25%
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
                                     ============

LOANS
-----
Net loans increased $9.4 million, or 5.0%, to $196.0 million at December 31, 2004. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. Mortgage loans totaled $171.2 million, or 86.2%, of gross loans at December 31, 2004 compared to $170.9 million, or 90.2%, of gross loans at June 30, 2004.

Commercial business loans increased $9.7 million, or 76.8%, to $22.3 million at December 31, 2004 due to our continued emphasis on this type of lending. Commercial business loans were 11.3% of gross loans at December 31, 2004 compared to 6.7% of gross loans at June 30, 2004. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans decreased $803,000, or 13.7%, to $5.1 million at December 31, 2004 due to lower demand for these types of loans.

Loans receivable, net are summarized as follows:

                                                   AT                         AT
                                              DECEMBER 31,                  JUNE 30,
                                                  2004                        2004
                                       -------------------------     -------------------------
                                                      PERCENT                       PERCENT            $            %
                                         AMOUNT     OF PORTFOLIO       AMOUNT     OF PORTFOLIO       CHANGE        CHANGE
                                       ------------ ------------     ------------ ------------     -----------  ----------
                                                        (Dollars in thousands)
Real estate loans:
     Residential one-to four-family    $    83,009        41.8%      $    84,784        44.8%      $   (1,775)      (2.1%)
     Multi-family                            8,863         4.5%            9,213         4.9%            (350)      (3.8%)
     Construction                            2,258         1.1%            3,001         1.6%            (743)     (24.8%)
     Commercial                             59,110        29.8%           59,993        31.7%            (883)      (1.5%)
     Land                                   13,972         7.0%           10,760         5.7%           3,212       29.9%
     Home equity line of credit              4,018         2.0%            3,143         1.7%             875       27.8%
                                       ------------ ------------     ------------ ------------     -----------
             Total real estate loans       171,230        86.2%          170,894        90.2%             336        0.2%
                                       ------------ ------------     ------------ ------------     -----------
Commercial business loans                   22,347        11.3%           12,640         6.7%           9,707       76.8%
                                       ------------ ------------     ------------ ------------     -----------
Consumer Loans:
     Loans secured by deposit accounts       1,088         0.5%            1,084         0.6%               4        0.4%
     Other consumer loans                    1,534         0.8%            2,038         1.1%            (504)     (24.7%)
     Loans secured by automobiles            1,980         1.0%            2,200         1.2%            (220)     (10.0%)
     Mobile home loans                         448         0.2%              531         0.3%             (83)     (15.6%)
                                       ------------ ------------     ------------ ------------     -----------
             Total non-real estate loans     5,050         2.5%            5,853         3.1%            (803)     (13.7%)
                                       ------------ ------------     ------------ ------------     -----------
             Total commercial business
                 and consumer loans         27,397        13.8%           18,493         9.8%           8,904       48.1%
                                       ------------ ------------     ------------ ------------     -----------
              Total gross loans            198,627       100.0%          189,387       100.0%           9,240        4.9%
Less:
     Deferred loan fees, net                  (276)                         (306)                          30       (9.8%)
     Unearned discount on loans                 (1)                           (1)                           -        0.0%
     Allowance for losses                   (2,388)                       (2,479)                          91       (3.7%)
                                       ------------                  ------------                  -----------
Loans receivable, net                  $   195,962                   $   186,601                   $    9,361        5.0%
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

Due to net charge-offs, the allowance for loan losses decreased $91,000 to $2.4 million at December 31, 2004. There were no additions to the allowance for loan losses during the current three-month period. At December 31, 2004, our allowance for loan losses represented 1.20% of total gross loans and 167.1% of nonperforming loans, compared to 1.31% of total gross loans and 228.9% of nonperforming loans at June 30, 2004.

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       DECEMBER 31,                    DECEMBER 31,
                                                ---------------------------     ---------------------------
                                                   2004           2003             2004            2003
                                                -----------    ------------     ------------    -----------
                                                  (Dollars in thousands)          (Dollars in thousands)
Balance at beginning of period                  $    2,472     $     2,691      $     2,479     $    2,841
Provision for loan losses                                -               -                -              -
Recoveries                                              74             102              186            174
Charge-offs                                           (158)           (211)            (277)          (433)
                                                -----------    ------------     ------------    -----------
Net charge-offs                                        (84)           (109)             (91)          (259)
                                                -----------    ------------     ------------    -----------
Allowance at end of period                      $    2,388     $     2,582      $     2,388     $    2,582
                                                ===========    ============     ============    ===========
Net charge-offs to average outstanding
    loans during the period, annualized               0.17%           0.24%            0.09%          0.28%

NONPERFORMING ASSETS
We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets increased $1.2 million to $2.8 million at December 31, 2004 due to an increase in nonaccrual loans and foreclosed property. The increase in nonperforming assets reflects an increase in foreclosed property and nonaccrual loans resulting from one borrowing relationship. This relationship includes nonaccrual loans totaling $754,000 and foreclosed property totaling $912,000. Nonperforming loans were $1.4 million and $1.1 million at December 31, 2004 and June 30, 2004, respectively. Foreclosed real estate increased $780,000 to $1.3 million at December 31, 2004. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

                                                           DECEMBER 31,           JUNE 30,
                                                              2004                 2004
                                                         ---------------      ----------------
                                                               (Dollars in thousands)
Nonaccruing loans:
       Real estate                                       $          793       $         1,047
       Commercial business                                          613                    15
       Consumer                                                      23                    21
                                                         ---------------      ----------------
Total nonaccrual loans                                            1,429                 1,083

Real estate owned                                                 1,332                   552
Other repossessed assets                                             35                     -
                                                         ---------------      ----------------
Total nonperforming assets                               $        2,796       $         1,635
                                                         ===============      ================
Total nonperforming assets to total assets                         0.92%                 0.54%
Total nonperforming loans to total loans                           0.73%                 0.58%
Allowance for loan losses to total nonperforming loans           167.11%               228.90%

BANK OWNED LIFE INSURANCE
-------------------------
We purchased bank owned life insurance ("BOLI") to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value at December 31, 2004 was $5.2 million.

DEPOSITS
--------
Total deposits decreased $3.0 million to $202.0 million at December 31, 2004, due primarily to a $4.5 million decrease in certificates of deposit, partially offset by increases in NOW and non-interest bearing accounts. The continuing decline in the average balance of certificates of deposit reflects our emphasis on attracting lower cost deposits.

                                 DECEMBER 31,        JUNE 30,
                                    2004              2004           $ CHANGE      % CHANGE
                               ---------------   ---------------   -------------  ------------
                                    (Dollars in thousands)
Certificates of deposit        $      134,477    $      138,976    $     (4,499)      (3.2%)
Savings accounts                       12,756            13,849          (1,093)      (7.9%)
Money market accounts                  28,684            28,930            (246)      (0.9%)
NOW accounts                           17,974            15,220           2,754       18.1%
Non-interest bearing accounts           8,061             7,958             103        1.3%
                               ---------------   ---------------   -------------
                               $      201,952    $      204,933    $     (2,981)      (1.5%)
                               ===============   ===============   =============


ADVANCES AND OTHER LIABILITIES
------------------------------
FHLB advances increased $6.0 million to $12.0 million at December 31, 2004. FHLB advances were utilized during the six months as a funding source for growth in the loan portfolio.

STOCKHOLDERS' EQUITY
--------------------
Stockholders' equity decreased $5.2 million, or 5.6%, to $88.2 million at December 31, 2004. Retained earnings increased $1.2 million to $33.5 million at December 31, 2004 due to net earnings of $1.8 million partially offset by the payment of dividends to shareholders in the amount of $795,000. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders' equity. At December 31, 2004, the adjustment to stockholders' equity was an unrealized loss of $27,000 compared to a net unrealized loss of $793,000 at June 30, 2004. During the current six-month period, a Stock Repurchase Program was announced under which up to 838,552, or 10%, of the Company's outstanding common stock may be repurchased. During the current six-month period, 573,196 shares of treasury stock were purchased at a cost of $7.6 million.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $3.8 million and interest-earning deposits totaled $13.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $72.0 million at December 31, 2004. In addition, at December 31, 2004, we had arranged the ability to borrow a total of approximately $68.7 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $12.0 million.

At December 31, 2004, we had approximately $1.4 million in loan commitments, consisting of $596,000 in commitments to originate residential loans and $800,000 to originate commercial loans. In addition to commitments to originate loans, we had $7.7 million in loans-in-process, $529,000 in unused standby letters of credit and approximately $7.3 million in unused lines of credit. We had $96.1 million in certificates of deposit due within one year and $67.5 million in other deposits without specific maturities at December 31, 2004. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the six-month period ended December 31, 2004, loan originations, net of principal collections were $10.7 million offset by the redemption, prepayment and sale of securities in the amount of $24.2 million. During the period, financing activities consisted primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $3.0 million during the six-month period ended December 31, 2004. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. In the six-month period ended December 31, 2004, Federal Home Loan Bank advances increased $6.0 million to $12.0 million.

At December 31, 2004, the average liquidity ratio was 33.42% compared to 41.95% at December 31, 2003. The capital from the Conversion has significantly increased our liquidity and capital resources. Over time, we expect the initial level of liquidity after the Conversion will continue to be reduced as net proceeds from the stock offering are used for future lending and operational growth and expansion activities.

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

For the three months ended December 31, 2004, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

CAPITAL COMPLIANCE

The following table presents our capital position relative to our regulatory capital requirements at December 31, 2004 and June 30, 2004:

                                                                                             TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                FOR CAPITAL               PROMPT CORRECTIVE
                                        ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                               -------------------------   ------------------------    ------------------------
                                 AMOUNT        RATIO         AMOUNT        RATIO        AMOUNT         RATIO
                                 ------        -----         ------        -----        ------         -----
                                                           (Dollars in Thousands)
AT DECEMBER 31, 2004:

Total Capital
     (To Risk Weighted Assets)   $ 66,786         37.7%      $ 14,183  >      8.0%      $ 17,728  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          64,569         22.5%        11,458  >      4.0%        14,322  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          64,569         22.5%         4,297  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     64,569         36.4%           N/A                     10,637  >       6.0%
                                                                                                 ---

AT JUNE 30, 2004:

Total Capital
     (To Risk Weighted Assets)     64,731         38.8%        13,352  >      8.0%        16,690  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          62,640         22.2%        11,280  >      4.0%        14,101  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          62,640         22.2%         4,230  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     62,640         37.5%           N/A                     10,014  >       6.0%
                                                                                                 ---

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company's asset and liability position since June 30, 2004. As a result of the funds raised in the Company's stock offering and management's strategy of investing the funds from the offering and excess funds from operations in short-term investments with minimal extension risk, the Company is now more asset sensitive and is likely to experience an increase in net interest income in a rising interest rate environment.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                                         ( d )
                                                                                     Maximum Number
                                                                 ( c )              (or Approximate
                                                             Total Number of         Dollar Value)
                                 (a)             (b)         Shares (or Units)       of Shares (or
                             Total Number      Average        Purchased as          Units) That May
                              of Shares       Price Paid    Part of Publicly        Yet Be Purchased
                              (or units)      per Share      Announced Plans        Under the Plans
Period                        Purchased       (or Unit)        or Progams             or Programs
                            ---------------   -----------  --------------------   --------------------

Month #1
October 1, 2004                   27,057        $13.00                27,057             498,319 (1)
through
October 31, 2004

Month #2
November 1, 2004                 186,033        $13.26               186,033             312,286 (1)
through
November 30, 2004

Month #3
December 1, 2004                  46,930        $13.26                46,930             265,356 (1)
through
December 31, 2004

Total                            260,020        $13.23               260,020             265,356

(1) On July 30, 2004, the Company announced a Stock Repurchase Program under which the Company may repurchase up to 838,552 shares, or 10%, of the Company's common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on October 21, 2004. The results of the vote on the matters presented at the meeting is as follows:

         1. The following individuals were elected as directors, each for a three-year term:

                                          Votes for         Votes Withheld
                                          ---------         --------------
             Dr. Terry M. Brimer          7,338,569            188,902
             H. Scott Reams               6,909,105            618,366

         2. The appointment of Craine, Thompson & Jones, P.C. as auditors for the Company for the fiscal year ending June 30, 2005 was ratified by stockholders by the following vote:

             For 7,392,595;  Against 58,571;  Abstain 76,305

             Broker non-votes totaled none.


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


                                         JEFFERSON BANCSHARES, INC.



February 8, 2005                         /s/ Anderson L. Smith
                                         ------------------------------------
                                         Anderson L. Smith
                                         President and Chief Executive Officer



February 8, 2005                         /s/ Jane P. Hutton
                                         ---------------------------------------
                                         Jane P. Hutton
                                         Chief Financial Officer, Treasurer
                                           and Secretary