Form 10-Q/A
period 2004-12-31
JEFFERSON BANCSHARES INC
filed 2005-02-24
CIK 1222915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------      --------------

                         Commission File Number 00-50347

                           JEFFERSON BANCSHARES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                   45-0508261
           ---------                                   ----------
   (State or other jurisdiction of              (I.R.S. Employer I.D. Number)
   incorporation or organization)


 120 EVANS AVENUE, MORRISTOWN, TENNESSEE                          37814
----------------------------------------                          -----
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  /X/     No /_/

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes  /X/     No /_/

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       At February 9, 2005, the registrant had 7,821,920 shares of common stock, $.01 par value per share, outstanding.

                                      INDEX
                                                                            Page

                           Part II - OTHER INFORMATION

Item 6.    Exhibits............................................................3

SIGNATURES

       The Registrant hereby amends its quarterly report on Form 10-Q for the period ended December 31, 2004 to include as Exhibit 10.1 the Employment Agreement Between Charles G. Robinette and Jefferson Federal Bank.


ITEM 6.       EXHIBITS

      10.1 Employment Agreement Between Charles G. Robinette and Jefferson Federal Bank

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


                                          JEFFERSON BANCSHARES, INC.



February 24, 2005                         /s/ Anderson L. Smith
                                          --------------------------------------
                                          Anderson L. Smith
                                          President and Chief Executive Officer



February 24, 2005                         /s/ Jane P. Hutton
                                          --------------------------------------
                                          Jane P. Hutton
                                          Chief Financial Officer, Treasurer and
                                           Secretary