Form 10-Q
period 2005-03-31
JEFFERSON BANCSHARES INC
filed 2005-05-10
CIK 1222915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
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

         At May 10, 2005, the registrant had 7,566,564 shares of common stock, $0.01 par value per share, outstanding.


                                                   INDEX
                                                                                                               Page

                                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Condition - Unaudited
           Nine months ended March 31, 2005 and year ended June 30, 2004..................................        3

           Consolidated Statements of Earnings - Unaudited
           Three and nine months ended March 31, 2005 and 2004............................................        4

           Consolidated Statements of Changes in Stockholders' Equity - Unaudited
           Nine months ended March 31, 2005 and year ended June 30, 2004..................................        5

           Consolidated Statements of Cash Flows - Unaudited
           Nine months ended March 31, 2005 and 2004......................................................        6

           Notes to Consolidated Financial Statements - Unaudited.........................................        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................       11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       28

Item 4.    Controls and Procedures........................................................................       28

                                       Part II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................       29
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................       29
Item 3.    Defaults Upon Senior Securities................................................................       30
Item 4.    Submission of Matters to a Vote of Security Holders............................................       30
Item 5.    Other Information..............................................................................       30
Item 6.    Exhibits ......................................................................................       30

SIGNATURES


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   JEFFERSON BANCSHARES, INC.
                              Consolidated Statements of Condition
                                March 31, 2005 and June 30, 2004
                                     (Dollars in Thousands)
                                                                           MARCH 31,               JUNE 30,
                                                                            2005                    2004
                                                                     ------------------      ------------------
                                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                             $          3,680        $          3,803
Interest-earning deposits                                                        8,224                   2,608
Investment securities classified as available for sale, net                     70,078                  95,005
Federal Home Loan Bank stock                                                     1,632                   1,580
Bank owned life insurance                                                        5,233                   5,080
Loans receivable, net                                                          194,943                 186,601
Premises and equipment, net                                                      5,180                   5,120
Foreclosed real estate, net                                                      1,143                     552
Accrued interest receivable:
       Investments                                                                 426                     870
       Loans receivable                                                          1,024                     956
Deferred tax asset                                                               2,206                   2,502
Other assets                                                                       731                     797
                                                                     ------------------      ------------------

Total Assets                                                          $        294,500        $        305,474
                                                                     ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $        196,641        $        204,933
Federal Home Loan Bank advances                                                 12,000                   6,000
Other liabilities                                                                  901                   1,084
Accrued income taxes                                                                 -                      74
                                                                     ------------------      ------------------
       Total liabilities                                                       209,542                 212,091
                                                                     ------------------      ------------------

Commitments and contingent liabilities                                               -                       -

Stockholders' equity:
       Preferred stock, $.01 par value; 10,000,000 shares
         authorized; no shares issued or outstanding                                 -                       -
       Common stock, $.01 par value; 30,000,000 shares
         authorized; 7,566,564 shares issued and outstanding                        84                      84
       Additional paid-in capital                                               71,662                  71,496
       Unearned ESOP shares                                                     (5,941)                 (6,265)
       Unearned compensation                                                    (3,342)                 (3,488)
       Accumulated other comprehensive income                                     (572)                   (793)
       Retained earnings                                                        34,015                  32,349
       Treasury stock                                                          (10,948)                      -
                                                                     ------------------      ------------------
            Total stockholders' equity                                          84,958                  93,383
                                                                     ------------------      ------------------

Total liabilities and stockholders' equity                            $        294,500        $        305,474
                                                                     ==================      ==================

                          See accompanying notes to financial statements


                                           JEFFERSON BANCSHARES, INC.
                                 Consolidated Statements of Earnings (Unaudited)
                              (Dollars in Thousands, Except Net Earnings Per Share)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         MARCH 31,                     MARCH 31,
                                                                         ---------                     ---------
                                                                    2005           2004           2005           2004
                                                                    ----           ----           ----           ----
Interest income:
     Interest on loans receivable                                 $    3,330     $    3,182     $    9,655     $    9,625
     Interest on investment securities                                   594            788          1,938          2,428
     Other interest                                                       76             26            193            148
                                                                 ------------   ------------   ------------   ------------
               Total interest income                                   4,000          3,996         11,786         12,201
                                                                 ------------   ------------   ------------   ------------
INTEREST EXPENSE:
     Deposits                                                          1,064          1,105          3,080          3,648
     Advances from FHLB                                                  101             25            292             75
                                                                 ------------   ------------   ------------   ------------
               Total interest expense                                  1,165          1,130          3,372          3,723
                                                                 ------------   ------------   ------------   ------------

               NET INTEREST INCOME                                     2,835          2,866          8,414          8,478
     Provision for loan losses                                             -              -              -              -
                                                                 ------------   ------------   ------------   ------------
     Net interest income after provision for loan losses               2,835          2,866          8,414          8,478
                                                                 ------------   ------------   ------------   ------------
NONINTEREST INCOME:
     Dividends from investments                                           20             26             46             48
     Mortgage origination income                                          40              -             40              -
     Service charges and fees                                            132            154            416            473
     Gain on sale of fixed assets                                          -              -              -              1
     Gain (loss) on sale of investment securities, net                     -              -            (43)            22
     Gain on sale of foreclosed real estate, net                          38             11             71             76
     BOLI increase in cash value                                          45             27            153             27
     Other                                                                52             47            106            104
                                                                 ------------   ------------   ------------   ------------
               Total noninterest income                                  327            265            789            751
                                                                 ------------   ------------   ------------   ------------
NONINTEREST EXPENSE:
     Compensation and benefits                                         1,070            900          2,914          2,370
     Occupancy expense                                                    89             64            241            189
     Equipment and data processing expense                               273            280            710            722
     SAIF deposit insurance premium                                        7              8             22             29
     REO expense                                                          26             26             58            156
     Advertising                                                          47             29            140            151
     Contribution to Jefferson Federal Charitable Foundation               -              -              -          4,000
     Other                                                               403            363            994          1,115
                                                                 ------------   ------------   ------------   ------------
               Total noninterest expense                               1,915          1,670          5,079          8,732
                                                                 ------------   ------------   ------------   ------------

     EARNINGS BEFORE INCOME TAXES                                      1,247          1,461          4,124            497
                                                                 ------------   ------------   ------------   ------------
INCOME TAXES:
     Current                                                             389            440          1,339          1,218
     Deferred                                                             (4)           (12)            89         (1,129)
                                                                 ------------   ------------   ------------   ------------
               Total income taxes                                        385            428          1,428             89
                                                                 ------------   ------------   ------------   ------------

NET EARNINGS (LOSS)                                               $      862     $    1,033     $    2,696     $      408
                                                                 ============   ============   ============   ============

NET EARNINGS (LOSS) PER SHARE, BASIC                              $     0.12     $     0.13     $     0.36     $     0.05
                                                                 ============   ============   ============   ============
NET EARNINGS (LOSS) PER SHARE, DILUTED                            $     0.12     $     0.13     $     0.36     $     0.05
                                                                 ============   ============   ============   ============

                                 See accompanying notes to financial statements

                                                        4

                                                   JEFFERSON BANCSHARES, INC.
                                   Consolidated Statements of Changes in Stockholders' Equity
                                                    Year Ended June 30, 2004
                                        and Nine Months Ended March 31, 2005 (Unaudited)
                                                     (Dollars in Thousands)

                                                           UNALLOCATED                ACCUMULATED
                                               ADDITIONAL    COMMON                     OTHER                            TOTAL
                                     COMMON     PAID-IN     STOCK IN     UNEARNED    COMPREHENSIVE RETAINED  TREASURY  STOCKHOLDERS'
                                      STOCK     CAPITAL       ESOP      COMPENSATION     INCOME    EARNINGS    STOCK     EQUITY
                                   ---------- ------------ ------------ ------------- ------------ --------- --------- -------------
Balance at June 30, 2003             $  1,876    $  1,167    $     -      $      -      $    898   $ 32,684  $      -   $   36,625

Comprehensive income:
   Net earnings                             -           -          -             -             -      1,387         -        1,387
   Change in net unrealized
      gain (loss) on securities
      available for sale, net
      of taxes of $1,043                    -           -          -             -        (1,691)         -         -       (1,691)
                                                                                                                        -----------
   Total comprehensive income               -           -          -             -             -          -         -         (304)

Dividends                                   -           -          -             -             -     (1,733)        -       (1,733)
Merger of MHC into Jefferson
    Bancshares                              -         100          -             -             -         11         -          111
Proceeds of stock conversion, net          66      64,406          -             -             -          -         -       64,472
Conversion of shares held under
    MHC structure                      (1,876)      1,876          -             -             -          -         -            -
Shares issued in exchange for
   shares held under MHC structure         14         (14)         -             -             -          -         -            -
Contribution of stock to the
    Jefferson Federal Charitable
    Foundation                              4       3,746          -             -             -          -         -        3,750
Common stock acquired by employee
    stock ownership plan                    -           -     (6,701)            -             -          -         -       (6,701)
Shares committed to be released by
    the employee stock ownership plan       -         154        436             -             -          -         -          590
Stock options exercised                     -          33          -             -             -          -         -           33
Tax benefit from exercise of
    nonqualifying stock options             -          28          -             -             -          -         -           28
Stock grants under the 2004
   Stock Incentive Plan                     -           -          -        (3,527)            -          -         -       (3,527)
Earned portion of stock grants              -           -          -           220             -          -         -          220
Purchase of stock for the
   2004 Stock Incentive Plan                -           -          -          (181)            -          -         -         (181)
                                    ----------  ----------   ----------   -----------   ---------  --------- ---------  -----------
Balance at June 30, 2004                   84      71,496     (6,265)       (3,488)         (793)    32,349         -       93,383
                                                                                                                        -----------
Comprehensive income:
   Net earnings                             -           -          -             -             -        952         -          952
   Change in net unrealized gain
      (loss) on securities available
      for  sale, net of taxes of $629       -           -          -             -         1,014          -         -        1,014
                                                                                                                        -----------
   Total comprehensive income               -           -          -             -             -          -         -        1,966

Dividends                                   -           -          -             -             -       (404)        -         (404)
Shares committed to be released
    by the employee stock
    ownership plan                          -          30        108             -             -          -         -          138
Earned portion of stock grants              -           -          -           110             -          -         -          110
Purchase of stock for the 2004
    Stock Incentive Plan                    -           -          -          (184)            -          -         -         (184)
Purchase of common stock
    (313,176 shares)                        -           -          -             -             -          -    (4,125)      (4,125)
                                    ----------  ----------   ----------   -----------   ---------  --------- ---------  -----------
Balance at September 30, 2004              84      71,526     (6,157)       (3,562)          221     32,897    (4,125)      90,884

Comprehensive income:
   Net earnings                             -           -          -             -             -        882         -          882
   Change in net unrealized
      gain (loss) on securities
      available for sale, net
      of taxes of $(154)                    -           -          -             -          (248)         -         -         (248)
                                                                                                                        -----------
   Total comprehensive income               -           -          -             -             -          -         -          634

Dividends                                   -           -          -             -             -       (391)        -         (391)
Dividends used for ESOP payment             -           -          -             -             -        143         -          143
Shares committed to be released
    by the employee stock
    ownership plan                          -          34        108             -             -          -         -          142
Stock options exercised                     -          44          -             -             -          -         -           44
Tax benefit from exercise of
    nonqualifying stock options             -          25          -             -             -          -         -           25
Earned portion of stock grants              -           -          -           110             -          -         -          110
Purchase of common stock
   (260,020 shares)                         -           -          -             -             -          -    (3,441)      (3,441)
                                    ----------  ----------   ----------   -----------   ---------  --------- ---------  -----------
Balance at December 31, 2004               84      71,629     (6,049)       (3,452)          (27)    33,531    (7,566)      88,150

Comprehensive income:
   Net earnings                             -           -          -             -             -        862         -          862
   Change in net unrealized gain
     (loss) on securities available
     for sale, net of taxes of $(337)       -           -          -             -          (545)         -         -         (545)
                                                                                                                        -----------
   Total comprehensive income               -           -          -             -             -          -         -          317

Dividends                                   -           -          -             -             -       (378)        -         (378)
Dividends used for ESOP payment             -           -          -             -             -          -         -            -
Shares committed to be released by
    the employee stock ownership plan       -          33        108             -             -          -         -          141
Stock options exercised                     -           -          -             -             -          -         -            -
Tax benefit from exercise of
    nonqualifying stock options             -           -          -             -             -          -         -            -
Earned portion of stock grants              -           -          -           110             -          -         -          110
Purchase of common stock
    (260,020 shares)                        -           -          -             -             -          -    (3,382)      (3,382)
                                    ----------  ----------   ----------   -----------   ---------  --------- ---------  -----------
Balance at March 31, 2005            $     84    $ 71,662    $(5,941)     $ (3,342)     $   (572)   $34,015  $(10,948)  $   84,958
                                    ==========  ==========   ==========   ===========   =========  ========= =========  ===========



                                           JEFFERSON BANCSHARES, INC.
                                Consolidated Statements of Cash Flows (Unaudited)
                                             (Dollars in Thousands)
                                                                                                       NINE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                    -------------------------
                                                                                                       2005          2004
                                                                                                    -----------   -----------
Cash flows from operating activities:
     Net earnings                                                                                    $   2,696     $     408
     Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
           Stock contributed to the Jefferson Federal Charitable Foundation                                  -         3,750
           Allocated ESOP shares                                                                           422           455
           Depreciation and amortization expense                                                           196           205
           Amortization of premiums (discounts), net on investment securities                               11            (1)
           Gain on sale of fixed assets                                                                      -             1
           Gain (loss) on sale of investment securities and mortgage-backed securities, net                 43           (22)
           FHLB stock dividends                                                                            (52)          (47)
           Amortization of deferred loan fees, net                                                         (97)         (126)
           Loss (gain) on foreclosed real estate, net                                                      (70)          (76)
           Increase in cash value of life insurance                                                       (153)          (27)
           Earned portion of MRDP                                                                          330           110
           Decrease (increase) in:
               Accrued interest receivable                                                                 376           370
               Other assets                                                                                 66           647
               Deferred tax asset                                                                          296        (1,328)
           Increase (decrease) in other liabilities and accrued income taxes                               117          (417)
                                                                                                    -----------   -----------
               Net cash provided by (used for) operating activities                                      4,181         3,902
                                                                                                    -----------   -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Loan originations, net of principal collections                                                    (9,333)       (5,393)
     Investment securities classified as available for sale:
               Purchased                                                                                     -       (74,479)
               Proceeds from sale                                                                       20,378        24,914
               Proceeds from maturity                                                                    1,700        21,500
               Return of principal on mortgage-backed securities                                         3,152         5,373
     Purchase of bank owned life insurance                                                                   -        (5,000)
     Purchase of premises and equipment                                                                   (255)       (1,144)
     Sale of fixed assets                                                                                    -             1
     Proceeds from sale of (additions to) foreclosed real estate, net                                      430           520
                                                                                                    -----------   -----------
               Net cash provided by (used for) investing  activities                                    16,072       (33,708)
                                                                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                                (8,292)     (115,116)
     Proceeds from stock conversion, net                                                                     -        57,771
     Merger of MHC into Jefferson Bancshares                                                                 -           111
     Proceeds from advances from FHLB                                                                   15,000         3,500
     Repayment of FHLB advances                                                                         (9,000)       (1,500)
     Purchase of company stock for the 2004 Stock Based Incentive Plan                                     (14)       (3,527)
     Purchase of treasury stock                                                                        (10,948)            -
     Cash dividend paid on common stock                                                                 (1,550)         (776)
     Proceeds from exercise of stock options                                                                44            34
                                                                                                    -----------   -----------
               Net cash provided by (used for) financing activities                                    (14,760)      (59,503)
                                                                                                    -----------   -----------

Net increase (decrease) in cash, cash equivalents and interest-earning deposits                          5,493       (89,309)
Cash, cash equivalents and interest-earning deposits at beginning of period                              6,411        96,543
                                                                                                    -----------   -----------

Cash, cash equivalents and interest-earning deposits at end of period                                $  11,904     $   7,234
                                                                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
       Interest on deposits                                                                          $   3,080     $   3,648
       Interest on FHLB advances                                                                     $     292     $      75
       Income taxes                                                                                  $   1,390     $   1,642
       Real estate acquired in settlement of loans                                                   $   1,282     $   1,471

                                     See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the "Company" or "Jefferson Bancshares") and its wholly-owned subsidiary, Jefferson Federal Bank (the "Bank" or "Jefferson Federal"). The unaudited financial statements of Jefferson Bancshares, Inc. were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for fair presentation of the interim financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

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

(3)      LIMITATION ON CAPITAL DISTRIBUTIONS
         -----------------------------------

         Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with, or condition imposed by, the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. In the event Jefferson Federal's capital falls below its regulatory requirements or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Jefferson Federal's ability to make capital distributions could be restricted. Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion described in Note 2.

(4)      EARNINGS PER COMMON SHARE
         -------------------------

         Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

                                     WEIGHTED-AVERAGE SHARES             WEIGHTED-AVERAGE SHARES
                                        OUTSTANDING FOR THE                 OUTSTANDING FOR THE
                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            MARCH 31,                            MARCH 31,
                                  -------------------------------     -------------------------------
Shares used for:                      2005             2004               2005             2004
                                  --------------   --------------     --------------   --------------
Basic Earnings Per Share              7,171,692        7,737,418          7,443,856        7,718,515

Diluted Earnings Per Share            7,188,557        7,784,096          7,462,315        7,765,484

(5)      STATEMENTS OF CASH FLOWS
         ------------------------

         Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(6)      ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
         ------------------------------------------------

         Impairment of loans having recorded investment of $120,000 at March 31, 2005 and an average investment of $160,000 during the nine-month period ended March 31, 2005 has been recognized in conformity with the Financial Accounting Standards Board ("FASB") Statement No. 118. The total allowance for loan losses related to these loans was $47,000 at March 31, 2005. Other nonaccrual loans at March 31, 2005 were approximately $342,000. For the nine months ended March 31, 2005, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms, amounted to approximately $21,000. The amount of interest income from impaired and non-accrual loans included in the Company's interest income for the nine months ended March 31, 2005 was approximately $17,000. There was no interest income from impaired loans included in net income for the three months ended March 31, 2005.

         The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2005:

                                                   ALLOWANCE FOR LOAN LOSSES
                                                    (DOLLARS IN THOUSANDS)
                                                 ----------------------------

         Balance at June 30, 2004                                   $   2,479
         Provision for loan losses                                          -
         Charge-offs                               $     (393)
         Recoveries                                       252
                                                   -----------
         Net (charge-offs)/recoveries                                    (141)
                                                                    ----------
         Balance at March 31, 2005                                  $   2,338
                                                                    ==========

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

         The estimated fair values of the Company's financial instruments are as follows:

                                          MARCH 31, 2005                     JUNE 30, 2004
                                    ----------------------------      ---------------------------
                                      CARRYING        FAIR              CARRYING       FAIR
                                       AMOUNT         VALUE              AMOUNT        VALUE
                                       ------         -----              ------        -----
                                                      (Dollars in Thousands)
Financial assets:
   Cash and due from banks and
      interest-earning deposits
      with banks                      $   11,904     $  11,904         $    6,411    $    6,411
   Available-for-sale securities          70,078        70,078             95,005        95,005
   Federal Home Loan Bank stock            1,632         1,632              1,580         1,580
   Loans receivable                      194,943       194,204            186,601       189,153
   Accrued interest receivable             1,450         1,450              1,826         1,826

Financial liabilities:
   Deposits                             (196,641)     (196,337)          (204,933)     (205,248)
   FHLB advances                         (12,000)      (12,071)            (6,000)       (6,115)

Off-balance sheet assets (liabilities):
   Commitments to extend credit                -          (954)                 -        (5,123)
   Unused standby letters of credit            -          (570)                 -          (141)
   Unused lines of credit                      -       (10,306)                 -        (6,735)


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

(9)      STOCK INCENTIVE PLANS
         ---------------------

         Under the Bank's 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan ("MRP"), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of March 31, 2005, there were 51,258 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the nine-month period, 9,599 options were exercised.

         On January 8, 2004, the Company adopted the 2004 Stock Incentive Plan which authorized the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of March 31, 2005, there were 401,778 options and 160,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

         The table below summarizes the status of the Company's stock option plans as of March 31, 2005.

                                                  NINE MONTHS ENDED
                                                    MARCH 31, 2005
                                                    --------------

                                                                    Weighted-
                                                                     average
                                                   Shares         exercise price
                                                ------------     ---------------

         Outstanding at beginning of period          462,635           $12.44
         Granted during the nine-month period              -                -
         Options exercised                             9,599           $ 4.64
         Outstanding at March 31, 2005               453,036           $12.60

         Options exercisable at March 31, 2005       131,619           $ 9.95

         The following information applies to options outstanding at March 31, 2005:


         Number outstanding                                         453,036
         Range of exercise prices                            $3.52 - $13.69
         Weighted-average exercise price                             $12.60
         Weighted-average remaining contractual life             8.06 years
         Number of options remaining for future issuance            296,972


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

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Jefferson Bancshares' current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NET INCOME
----------

Net income was $862,000, or $0.12 per diluted share, for the quarter ended March 31, 2005 compared to net income of $1.0 million, or $0.13 per diluted share, for the comparable period in 2004. Net income for the three-month period in 2005 reflects an increase in noninterest expense related to the January 1, 2005 opening of the lending office in Knoxville, Tennessee. The most significant item contributing to the overall increase in noninterest expense was compensation expense, which increased $170,000 for the quarter ended March 31, 2005 compared to the same period in 2004. For the nine months ended March 31, 2005, net income was $2.7 million, or $0.36 per diluted share, compared to net earnings of $408,000, or $0.05 per diluted share, for the nine months ended March 31, 2004. Net income for the nine-month period in 2004 reflects the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation which was formed in connection with the Company's conversion and was funded with $250,000 and 375,000 shares of Jefferson Bancshares common stock. This stock and cash contribution was recorded as an expense of $4.0 million, or approximately $2.5 million after taxes. Annualized return on average assets was 1.16% and 1.18% for the three and nine months ended March 31, 2005, respectively, compared with 1.33% and 0.17% for the comparable periods in 2004. Annualized return on average equity was 3.98% and 4.01% for the three and nine months ended March 31, 2005, respectively, compared with 4.35% and 0.57% for the comparable periods in 2004.

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    MARCH 31,                              MARCH 31,
                                          -------------------------------       --------------------------------
                                              2005             2004                 2005              2004
                                          --------------   --------------       --------------    --------------
                                              (Dollars in thousands,                (Dollars in thousands,
                                              except per share data)                except per share data)
Net earnings                                    $ 862           $1,033               $2,696             $ 408
Net earnings per share, basic                   $0.12           $ 0.13               $ 0.36             $0.05
Net earnings per share, diluted                 $0.12           $ 0.13               $ 0.36             $0.05
Return on average assets (annualized)            1.16%            1.33%                1.18%             0.17%
Return on average equity (annualized)            3.98%            4.35%                4.01%             0.57%


NET INTEREST INCOME
-------------------

Net interest income before loan loss provision decreased $31,000, or 1.1%, to $2.8 million for the three months ended March 31, 2005 compared to the same period in 2004. The decline in net interest income is primarily attributable to an increase in interest expense. Interest expense increased $35,000 as a result of a $76,000 increase in the cost of borrowed funds partially offset by a decrease in interest paid on deposits. The net interest margin increased 15 basis points to 4.02% for the three months ended March 31, 2005. The interest rate spread was 3.36% and 3.20% for the quarters ended March 31, 2005 and 2004, respectively. The increase in the interest rate spread reflects an increase in the average yield on interest-earning assets partially offset by an increase in the average rate paid on interest-bearing liabilities. The average yield on interest-earning assets increased 29 basis points to 5.68% while the average rate paid on interest-bearing liabilities increased 12 basis points to 2.31%.

The following table summarizes changes in interest income and expense for the three-month periods ended March 31, 2005 and 2004:


                                           THREE MONTHS
                                              ENDED
                                            MARCH 31,
                                   ------------------------------
                                       2005            2004           $ CHANGE        % CHANGE
                                   -------------   --------------   -------------   --------------
                                      (Dollars in thousands)

INTEREST INCOME:
Loans                               $     3,330     $      3,182     $       148          4.7%
Investment securities                       594              788            (194)       (24.6%)
Interest-earning deposits                    58               10              48        480.0%
FHLB stock                                   18               16               2         12.5%
                                   -------------   --------------   -------------
     Total interest income                4,000            3,996               4          0.1%
INTEREST EXPENSE:
Deposits                                  1,064            1,105             (41)        (3.7%)
Borrowings                                  101               25              76        304.0%
                                   -------------   --------------   -------------
     Total interest expense               1,165            1,130              35          3.1%
                                   -------------   --------------   -------------
     Net interest income            $     2,835     $      2,866     $       (31)        (1.1%)
                                   =============   ==============   =============

For the nine months ended March 31, 2005, net interest income decreased $64,000 to $8.4 million. The decline in net interest income is primarily attributable to a decrease in the volume of investment securities partially offset by a decline in the average rate paid on interest-bearing deposits. The net interest margin and interest rate spread was 3.88% and 3.25%, respectively, for the nine months ended March 31, 2005 compared to 3.73% and 3.02% for the comparable period in 2004.

The following table summarizes changes in interest income and expense for the nine-month periods ended March 31, 2005 and 2004:

                                           NINE MONTHS
                                              ENDED
                                            MARCH 31,
                                   ------------------------------
                                       2005            2004           $ CHANGE        % CHANGE
                                   -------------   --------------   -------------   --------------
                                      (Dollars in thousands)
INTEREST INCOME:
Loans                               $     9,655     $      9,625     $        30           0.3%
Investment securities                     1,938            2,428            (490)        (20.2%)
Interest-earning deposits                   141              102              39          38.2%
FHLB stock                                   52               46               6          13.0%
                                   -------------   --------------   -------------
     Total interest income               11,786           12,201            (415)         (3.4%)
INTEREST EXPENSE:
Deposits                                  3,080            3,648            (568)        (15.6%)
Borrowings                                  292               75             217         289.3%
                                   -------------   --------------   -------------
     Total interest expense               3,372            3,723            (351)         (9.4%)
                                   -------------   --------------   -------------
     Net interest income            $     8,414     $      8,478     $       (64)         (0.8%)
                                   =============   ==============   =============

The following table summarizes average balances and average yields and costs:

                                    THREE MONTHS ENDED MARCH 31,                       NINE MONTHS ENDED MARCH 31,
                          ----------------------------------------------     ----------------------------------------------
                                   2005                    2004                       2005                    2004
                          ----------------------  ----------------------     ----------------------  ----------------------
                            AVERAGE     YIELD/      AVERAGE     YIELD/        AVERAGE      YIELD/     AVERAGE      YIELD/
                            BALANCE      COST       BALANCE      COST         BALANCE       COST      BALANCE       COST
                          ------------  --------  ------------  --------     -----------  ---------  -----------  ---------
                                    (Dollars in thousands)                              (Dollars in thousands)
Loans                     $ 197,923     6.73%     $ 189,904     6.70%       $ 198,856      6.47%    $ 184,874      6.94%
Investment securities        70,887     3.35%        97,187     3.24%          77,778      3.32%      106,979      3.03%
Interest-earning deposits    11,392     2.04%         7,924     0.50%          10,996      1.71%        9,673      1.41%
FHLB stock                    1,625     4.43%         1,559     4.11%           1,608      4.31%        1,544      3.97%
Deposits                    189,527     2.25%       203,783     2.17%         194,344      2.11%      209,419      2.32%
Borrowings                   12,000     3.37%         2,667     3.75%          11,889      3.27%        2,222      4.56%

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

                                                   THREE MONTHS                              NINE MONTHS
                                               2005 COMPARED TO 2004                     2005 COMPARED TO 2004
                                         -----------------------------------      -----------------------------------
                                         INCREASE (DECREASE)                      INCREASE (DECREASE)
                                               DUE TO                                   DUE TO
                                         -----------------------                  -----------------------
                                          VOLUME        RATE         NET           VOLUME        RATE         NET
                                         ----------  -----------  ----------      ----------  -----------  ----------
                                                  (In Thousands)                            (In Thousands)
Interest income:
  Loans receivable                        $    138    $      10    $    148        $    706    $    (676)   $     30
  Investment securities                       (222)          28        (194)           (718)         228        (490)
  Other                                         10           40          50              18           27          45
                                         ----------  -----------  ----------      ----------  -----------  ----------
        Total interest-earning assets          (74)          78           4               6         (421)       (415)
                                         ----------  -----------  ----------      ----------  -----------  ----------
Interest expense:
  Deposits                                     (82)          41         (41)           (252)        (315)       (567)
  Borrowings                                    79           (3)         76             242          (26)        216
                                         ----------  -----------  ----------      ----------  -----------  ----------
      Total interest-bearing liabilities        (3)          38          35             (10)        (341)       (351)
                                         ----------  -----------  ----------      ----------  -----------  ----------
  Net change in interest income           $    (71)   $      40    $    (31)       $     16    $     (80)   $    (64)
                                         ==========  ===========  ==========      ==========  ===========  ==========

Total interest income remained steady at $4.0 million for the three months ended March 31, 2005 and decreased $415,000, or 3.4%, to $11.8 million for the nine months ended March 31, 2005. Interest income for both the three- and nine-month period in 2005 reflects a decrease in income from investment securities. The decrease in income from investment securities was primarily the result of a decrease in the average balance of investment securities more than offsetting an increase in the average yield. The decline in investment securities was due to the deployment of conversion proceeds primarily into stock repurchases and other higher yielding assets. Interest on loans increased for the three months ended March 31, 2005 due to an increase in the average balance of loans combined with a slight increase in the average yield. For the nine-month period ended March 31, 2005, interest on loans increased due to an increase in the average balance of loans more than offsetting a reduction in the average yield. The increase in the average balance of loans is the result of growth in the commercial loan portfolio. Most of the commercial loans that have been originated have been tied to prime and will reprice quickly as interest rates change. Interest on deposits increased for both the three- and nine-month period due to our increased liquidity for future loan demand. Interest on deposits was $58,000 and $141,000 for the three- and nine- month period ended March 31, 2005, respectively, compared to $10,000 and $102,000 for the comparable periods in 2004. Dividends on Federal Home Loan Bank ("FHLB") stock were $18,000 and $52,000 for the three- and nine- month periods ended March 31, 2005, respectively, and $16,000 and $46,000 for the comparable periods in 2004. FHLB dividends are paid with additional shares of FHLB stock.

Interest expense on interest-bearing liabilities increased for the three-month period ended March 31, 2005 due to an increase in interest paid on advances more than offsetting a decrease in interest paid on deposits. Interest expense on FHLB advances was $101,000 for the three months ended March 31, 2005 compared to $25,000 for the comparable period in 2004 due to a higher average balance.

Interest expense on deposits decreased $41,000, or 3.7%, to $1.1 million for the three-month period ended March 31, 2005 due to a decrease in the average balance of deposits more than offsetting an increase in the average rate paid. The average rate paid on deposits increased 8 basis points to 2.25% for the three-month period in 2004 due to higher rates paid on money market accounts. The increase in the rate paid on money market accounts reflects an increase in short-term interest rates.

Interest expense on interest-bearing liabilities decreased $351,000, or 9.4%, to $3.4 million for the nine months ended March 31, 2005 due primarily to a decrease in both the average balance and average rate paid on deposits. Interest expense on deposits decreased $568,000, or 15.6%, to $3.1 million for the nine-month period ended March 31, 2005 compared to $3.6 million for the comparable period in 2004. The average balance of deposits decreased $15.1 million to $194.3 million due to a decline in the average balance of certificates of deposit and the average rate paid decreased 21 basis points to 2.11% for the nine months ended March 31, 2005. The decline in the average rate paid on deposits reflects lower repricing of certificates of deposit during the period more than offsetting higher rates paid on money market accounts. Interest expense on FHLB advances was $292,000 for the nine months ended March 31, 2005 compared to $75,000 for the comparable period in 2004. This increase was primarily attributable to a higher average balance during the current nine-month period.

PROVISION FOR LOAN LOSSES
-------------------------

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs amounted to $50,000 and $141,000 for the three- and nine-month periods ended March 31, 2005 compared to $58,000 and $317,000 for the comparable periods in 2004. There were no additions to the allowance for loan losses during either period. Nonperforming loans totaled $296,000 at March 31, 2005 compared to $1.2 million for the comparable period in 2004.

NONINTEREST INCOME
------------------

Noninterest income increased $62,000, or 23.4%, to $327,000 for the three months ended March 31, 2005 as a result of an increase in mortgage origination fee income, an increase in net gain on foreclosed real estate, and an increase in the cash surrender value of bank owned life insurance more than offsetting a decrease in service charges and fees. Mortgage origination fee income increased due to the initiation of secondary market operations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2005 compared to the same period in 2004.

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------        $             %
                                                 2005          2004         CHANGE        CHANGE
                                              -----------   -----------   ------------  ------------
                                               (Dollars in thousands)
Dividends from investments                     $      20     $      26      $      (6)       (23.1%)
Mortgage origination fees                             40             -             40            NM
Service charges and fees                             132           154            (22)       (14.3%)
Gain on sale of fixed assets                           -             -              -            NM
Gain (loss) on sale of investments                     -             -              -            NM
Gain on sale of foreclosed property                   38            11             27        245.5%
BOLI increase in cash value                           45            27             18         66.7%
Other                                                 52            47              5         10.6%
                                              -----------   -----------   ------------
     Total  noninterest income                 $     327     $     265      $      62         23.4%
                                              ===========   ===========   ============

Noninterest income increased $38,000, or 5.1%, to $789,000 for the nine months ended March 31, 2005 as a result of an increase in mortgage origination fee income and an increase in the cash surrender value of bank owned life insurance more than offsetting a decline in service charges and fees and a loss on sale of investment securities.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2005 compared to the same period in 2004.

                                                 NINE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------        $            %
                                                 2005          2004         CHANGE        CHANGE
                                              -----------   -----------   ------------  ------------
                                               (Dollars in thousands)
Dividends from investments                     $      46     $      48     $       (2)        (4.2%)
Mortgage origination fees                             40             -             40            NM
Service charges and fees                             416           473            (57)       (12.1%)
Gain on sale of fixed assets                           -             1             (1)      (100.0%)
Gain (loss) on sale of investments                   (43)           22            (65)      (295.5%)
Gain on sale of foreclosed property                   71            76             (5)        (6.6%)
BOLI increase in cash value                          153            27            126        466.7%
Other                                                106           104              2          1.9%
                                              -----------   -----------   ------------
     Total  noninterest income                 $     789     $     751     $       38          5.1%
                                              ===========   ===========   ============

NONINTEREST EXPENSE
-------------------

Noninterest expense totaled $1.9 million for the three months ended March 31, 2005 as compared to $1.7 million for the comparable period in 2004 primarily due to an increase in compensation expense. Compensation expense increased $170,000, or 18.9%, to $1.1 million for the current three-month period. This increase is primarily due to staff additions for the lending office in Knoxville, Tennessee which opened on January 1, 2005.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2005 compared to the same period in 2004.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------        $            %
                                                           2005          2004         CHANGE        CHANGE
                                                        -----------   -----------   -----------   -----------
                                                         (Dollars in thousands)
Compensation and benefits                                $   1,070     $     900     $     170         18.9%
Occupancy                                                       89            64            25         39.1%
Equipment and data processing                                  273           280            (7)        (2.5%)
SAIF Deposit insurance premiums                                  7             8            (1)       (12.5%)
REO expense                                                     26            26             -          0.0%
Advertising                                                     47            29            18         62.1%
Other                                                          403           363            40         11.0%
                                                        -----------   -----------   -----------
     Total noninterest expense                           $   1,915     $   1,670     $     245         14.7%
                                                        ===========   ===========   ===========

Noninterest expense totaled $5.1 million for the nine months ended March 31, 2005 compared to $8.7 million for the comparable period in 2004. The $3.7 million decrease was primarily attributable to the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation during the nine months ended March 31, 2004. Compensation expense increased $544,000, or 23.0%, to $2.9 million for the 2005 nine-month period due to staff additions for the lending office that opened in Knoxville, Tennessee on January 1, 2005 combined with normal salary increases and expenses related to the Stock Incentive Plan.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2005 compared to the same period in 2004.

                                                           NINE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------        $             %
                                                           2005          2004         CHANGE        CHANGE
                                                        -----------   -----------   -----------   -----------
                                                         (Dollars in thousands)
Compensation and benefits                                $   2,914     $   2,370     $     544         23.0%
Occupancy                                                      241           189            52         27.5%
Equipment and data processing                                  710           722           (12)        (1.7%)
SAIF Deposit insurance premiums                                 22            29            (7)       (24.1%)
REO expense                                                     58           156           (98)       (62.8%)
Advertising                                                    140           151           (11)        (7.3%)
Contribution to Jefferson Federal Charitable Foundation          -         4,000        (4,000)      (100.0%)
Other                                                          994         1,115          (121)       (10.9%)
                                                        -----------   -----------   -----------
     Total noninterest expense                           $   5,079     $   8,732     $  (3,653)       (41.8%)
                                                        ===========   ===========   ===========

INCOME TAXES
------------

Income tax expense for the three months ended March 31, 2005 was $385,000 compared to $428,000 for the same period in 2004. Income tax expense for the nine months ended March 31, 2005 was $1.4 million compared to $89,000 for the same period in 2004. The income tax expense for the nine-period in 2004 reflects the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation was tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.

FINANCIAL CONDITION

ASSETS
------

At March 31, 2005, total assets were $294.5 million, a decrease of $11.0 million, or 3.6%, compared to $305.5 million at June 30, 2004. The decrease in assets was primarily attributable to a decline in investment securities. Proceeds from sales and maturities of investment securities and repayments of mortgage-backed securities were utilized to fund stock repurchases and to fund growth in the loan portfolio.

CASH, CASH EQUIVALENTS AND INTEREST-EARNING DEPOSITS
----------------------------------------------------

Cash and cash equivalents were $3.7 million at March 31, 2005 compared to $3.8 million at June 30, 2004. Interest-earning deposits increased $5.6 million to $8.2 million at March 31, 2005, which reflects our decision to increase liquidity for future loan demand.

INVESTMENTS
-----------

Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less, municipal securities and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities decreased $24.9 million, or 26.2%, to $70.1 million due primarily to sales of investment securities during the 2005 nine-month period. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $926,000, or $572,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

AT MARCH 31, 2005
                                      AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                                        COST           GAINS         LOSSES         VALUE
                                     ------------   ------------   -----------   ------------
                                                    (Dollars in thousands)
Securities Available-for-Sale
  Debt securities:
     Federal agency                   $   58,528     $       93     $  (1,063)    $   57,558
     Municipals                            3,214              3           (67)         3,150
     Mortgage-backed                       9,262            108             -          9,370
                                     ------------   ------------   -----------   ------------
          Total securities available-
          for-sale                    $   71,004     $      204     $  (1,130)    $   70,078
                                     ============   ============   ===========   ============
  Weighted-average rate                    3.33%
                                     ============
Federal Home Loan Bank of
  Cincinnati stock                    $   1,632      $        -     $       -     $    1,632
                                     ============   ============   ===========   ============
  Weighted-average rate                    4.50%
                                     ============

AT JUNE 30, 2004
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
                                     ============

LOANS
-----

Net loans increased $8.3 million, or 4.5%, to $194.9 million at March 31, 2005. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. Total real estate loans totaled $167.1 million, or 84.6% of gross loans at March 31, 2005 compared to $170.9 million, or 90.2% of gross loans, at June 30, 2004.

Commercial business loans increased $11.5 million, or 91.4%, to $24.2 million at March 31, 2005 due to our continued emphasis on this type of lending. Commercial business loans were 12.2% of gross loans at March 31, 2005 compared to 6.7% of gross loans at June 30, 2004. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans increased $433,000, or 7.4%, to $6.3 million at March 31, 2005 due to an emphasis on automobile loans during the three-month period ended March 31, 2005.

Loans receivable, net are summarized as follows:

                                                AT                            AT
                                              MARCH 31,                     JUNE 30,
                                                2005                          2004
                                       -------------------------     -------------------------
                                                      PERCENT                       PERCENT            $             %
                                         AMOUNT     OF PORTFOLIO       AMOUNT     OF PORTFOLIO       CHANGE        CHANGE
                                       ------------ ------------     ------------ ------------     -----------  ----------
                                                      (Dollars in thousands)
Real estate loans:
     Residential one-to four-family     $   81,908        41.5%       $   84,784        44.8%       $  (2,876)      (3.4%)
     Multi-family                            8,651         4.4%            9,213         4.9%            (562)      (6.1%)
     Construction                            5,011         2.5%            3,001         1.6%           2,010       67.0%
     Commercial                             53,301        27.0%           59,993        31.7%          (6,692)     (11.2%)
     Land                                   14,310         7.2%           10,760         5.7%           3,550       33.0%
     Home equity line of credit              3,880         2.0%            3,143         1.7%             737       23.4%
                                       ------------ ------------     ------------ ------------     -----------

             Total real estate loans       167,061        84.6%          170,894        90.2%          (3,833)      (2.2%)
                                       ------------ ------------     ------------ ------------     -----------

Commercial business loans                   24,187        12.2%           12,640         6.7%          11,547       91.4%
                                       ------------ ------------     ------------ ------------     -----------

Consumer Loans:
     Loans secured by deposit accounts       1,146         0.6%            1,084         0.6%              62        5.7%
     Other consumer loans                    1,623         0.8%            2,038         1.1%            (415)     (20.4%)
     Loans secured by automobiles            3,108         1.6%            2,200         1.2%             908       41.3%
     Mobile home loans                         409         0.2%              531         0.3%            (122)      (23.0)
                                       ------------ ------------     ------------ ------------     -----------

             Total non-real estate loans     6,286         3.2%            5,853         3.1%             433        7.4%
                                       ------------ ------------     ------------ ------------     -----------

             Total commercial business
                 and consumer loans         30,473        15.4%           18,493         9.8%          11,980       64.8%
                                       ------------ ------------     ------------ ------------     -----------

              Total gross loans            197,534       100.0%          189,387       100.0%           8,147        4.3%

Less:
     Deferred loan fees, net                  (253)                         (306)                          53      (17.3%)
     Unearned discount on loans                  -                            (1)                           1     (100.0%)
     Allowance for losses                   (2,338)                       (2,479)                         141       (5.7%)
                                       ------------                  ------------                  -----------
Loans receivable, net                   $  194,943                    $  186,601                    $   8,342        4.5%
                                       ============                  ============                  ===========

LOAN LOSS ALLOWANCE
-------------------

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish reserves against losses on loans on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings. In connection with assessing the allowance, we consider the level of classified loans, delinquency levels and loss experience. In addition, we assess the allowance using factors that cannot be associated with specific credit or loan categories. These factors include our subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology appropriately reflects a margin for the imprecision necessarily inherent in estimates of expected credit losses.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

Due to net charge-offs, the allowance for loan losses decreased $141,000 to $2.3 million at March 31, 2005. There were no additions to the allowance for loan losses during the three-month period ended March 31, 2005. Our allowance for loan losses represented 1.18% of total gross loans at March 31, 2005 compared to 1.31% of total gross loans at June 30, 2004.

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         MARCH 31,                       MARCH 31,
                                                ---------------------------     ---------------------------
                                                   2005           2004             2005            2004
                                                -----------    ------------     ------------    -----------
                                                  (Dollars in thousands)          (Dollars in thousands)
Balance at beginning of period                   $   2,388      $    2,582       $    2,479      $   2,841
Provision for loan losses                                -               -                -              -
Recoveries                                              66              44              252            219
Charge-offs                                           (116)           (102)            (393)          (536)
                                                -----------    ------------     ------------    -----------
Net charge-offs                                        (50)            (58)            (141)          (317)
                                                -----------    ------------     ------------    -----------
Allowance at end of period                       $   2,338      $    2,524       $    2,338      $   2,524
                                                ===========    ============     ============    ===========
Net charge-offs to average outstanding
    loans during the period, annualized               0.10%           0.12%            0.09%          0.23%


NONPERFORMING ASSETS
--------------------

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets were $1.5 million at March 31, 2005 compared to $1.6 million at June 30, 2004. Nonperforming loans were $342,000 and $1.1 million at March 31, 2005 and June 30, 2004, respectively. Foreclosed real estate increased $591,000 to $1.1 million at March 31, 2005. The increase in foreclosed property is primarily attributable to one borrowing relationship and includes foreclosed property totaling $912,000. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

                                                           MARCH 31,             JUNE 30,
                                                              2005                 2004
                                                         ---------------      ----------------
                                                                (Dollars in thousands)
Nonaccruing loans:
       Real estate                                        $         296        $        1,047
       Commercial business                                           46                    15
       Consumer                                                       -                    21
                                                         ---------------      ----------------

Total nonaccrual loans                                              342                 1,083

Real estate owned                                                 1,143                   552
Other repossessed assets                                              -                     -
                                                         ---------------      ----------------

Total nonperforming assets                                $       1,485        $        1,635
                                                         ===============      ================

Total nonperforming assets to total assets                         0.50%                 0.54%
Total nonperforming loans to total loans                           0.18%                 0.58%
Allowance for loan losses to total nonperforming loans           683.63%               228.90%

BANK OWNED LIFE INSURANCE
-------------------------

We hold bank owned life insurance ("BOLI") to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2005 was $5.2 million.

DEPOSITS
--------

Total deposits decreased $8.3 million to $196.6 million at March 31, 2005, due primarily to a $12.9 million decrease in certificates of deposit, partially offset by increases in NOW, money market and non-interest bearing accounts. The continuing decline in the average balance of certificates of deposit reflects our emphasis on attracting lower cost deposits.

                                 MARCH 31,          JUNE 30,
                                    2005              2004           $ CHANGE      % CHANGE
                               ---------------   ---------------   -------------  ------------
                                    (Dollars in thousands)
Certificates of deposit         $     126,030     $     138,976     $   (12,946)     (9.3%)
Savings accounts                       13,268            13,849            (581)     (4.2%)
Money market accounts                  32,042            28,930           3,112      10.8%
NOW accounts                           16,293            15,220           1,073       7.0%
Non-interest bearing accounts           9,008             7,958           1,050      13.2%
                               ---------------   ---------------   -------------
                                $     196,641     $     204,933     $    (8,292)     (4.0%)
                               ===============   ===============   =============

ADVANCES AND OTHER LIABILITIES
------------------------------

FHLB advances increased $6.0 million to $12.0 million at March 31, 2005. During the nine-month period ended March 31, 2005, FHLB advances were utilized as a funding source for supporting loan growth.

STOCKHOLDERS' EQUITY
--------------------

Stockholders' equity decreased $8.4 million, or 9.0%, to $85.0 million at March 31, 2005. Retained earnings increased $1.7 million to $34.0 million at March 31, 2005 due to net earnings of $2.7 million partially offset by the payment of dividends to shareholders in the amount of $1.2 million. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders' equity. At March 31, 2005, the adjustment to stockholders' equity was an unrealized loss of $572,000 compared to a net unrealized loss of $793,000 at June 30, 2004. During the nine-month period ended March 31, 2005, a Stock Repurchase Program was announced under which up to 838,552 shares, or 10%, of the Company's outstanding common stock may be repurchased. During the nine-month period ended March 31, 2005, there were 828,552 shares of treasury stock purchased at a cost of $10.9 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $3.7 million and interest-earning deposits totaled $8.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $70.1 million at March 31, 2005. In addition, at March 31, 2005, we had arranged the ability to borrow a total of approximately $66.2 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $12.0 million.

At March 31, 2005, we had approximately $954,000 in loan commitments, consisting of $576,000 in commitments to originate residential loans and $378,000 to originate commercial loans. In addition to commitments to originate loans, we had $3.9 million in loans-in-process, $570,000 in unused standby letters of credit and approximately $10.3 million in unused lines of credit. We had $88.3 million in certificates of deposit due within one year and $70.6 million in other deposits without specific maturities at March 31, 2005. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. During the nine-month period ended March 31, 2005, loan originations, net of principal collections, were $9.3 million offset by the redemption, prepayment and sale of securities in the amount of $25.2 million. During the period, financing activities consisted primarily of activity in deposit accounts and

Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $8.3 million during the nine-month period ended March 31, 2005 due primarily to a decline in certificates of deposit. The decline in certificates of deposit reflects our emphasis on attracting lower cost deposits. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. In the nine-month period ended March 31, 2005, Federal Home Loan Bank advances increased $6.0 million to $12.0 million.

At March 31, 2005, the average liquidity ratio was 32.29% compared to 37.04% at March 31, 2004. The capital from the Conversion has significantly increased our liquidity and capital resources. Over time, we expect the initial level of liquidity after the Conversion will continue to be reduced as net proceeds from the stock offering are used for future lending and operational growth and expansion activities.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans and commercial letters of credit.

For the three months ended March 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

CAPITAL COMPLIANCE
------------------

The following table presents our capital position relative to our regulatory capital requirements at March 31, 2005 and June 30, 2004:

                                                                                             TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                FOR CAPITAL               PROMPT CORRECTIVE
                                        ACTUAL               ADEQUACY PURPOSES            ACTION PROVISIONS
                               -------------------------   ------------------------    ------------------------
                                 AMOUNT        RATIO         AMOUNT        RATIO        AMOUNT         RATIO
                                 ------        -----         ------        -----        ------         -----
                                                           (Dollars in Thousands)
AT MARCH 31, 2005

Total Capital
     (To Risk Weighted Assets)   $ 67,140         38.1%      $ 14,090  >      8.0%      $ 17,613  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          64,952         23.1%        11,244  >      4.0%        14,055  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          64,952         23.1%         4,216  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     64,952         36.9%           N/A                     10,568  >       6.0%
                                                                                                 ---

AT JUNE 30, 2004

Total Capital
     (To Risk Weighted Assets)     64,731         38.8%        13,352  >      8.0%        16,690  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          62,640         22.2%        11,280  >      4.0%        14,101  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          62,640         22.2%         4,230  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     62,640         37.5%           N/A                     10,014  >       6.0%
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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program
                                                                                       (d)
                                                                                  MAXIMUM NUMBER
                                                                (c)              (OR APPROXIMATE
                                                           TOTAL NUMBER OF         DOLLAR VALUE)
                               (a)             (b)        SHARES (OR UNITS)        OF SHARES (OR
                           TOTAL NUMBER      AVERAGE        PURCHASED AS          UNITS) THAT MAY
                            OF SHARES       PRICE PAID    PART OF PUBLICLY        YET BE PURCHASED
                            (OR UNITS)      PER SHARE      ANNOUNCED PLANS        UNDER THE PLANS
Period                      PURCHASED       (OR UNIT)        OR PROGAMS             OR PROGRAMS
                          ---------------   -----------  --------------------   ---------------------
Month #1
January 1, 2005                     -             -                     -               265,356 (1)
through
January 31, 2005

Month #2
February 1, 2005              142,538        $13.15               142,538               122,818 (1)
through
February 28, 2005

Month #3
March 1, 2005                 112,818        $13.36               112,818                10,000 (1)
through
March 31, 2005

Total                         255,356        $13.24               255,356                10,000

-----------------------------------------

(1) On July 30, 2004, the Company announced a Stock Repurchase Program under which the Company may repurchase up to an aggregate of 838,552 shares, or 10%, of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS

         31.1 Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

         31.2. Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

         32.1   Section 1350 certification

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JEFFERSON BANCSHARES, INC.



May 10, 2005                               /s/ Anderson L. Smith
                                           -------------------------------------
                                           Anderson L. Smith
                                           President and Chief Executive Officer



May 10, 2005                               /s/ Jane P. Hutton
                                           -------------------------------------
                                           Jane P. Hutton
                                           Chief Financial Officer, Treasurer
                                            and Secretary