Form 10-K
period 2005-06-30
JEFFERSON BANCSHARES INC
filed 2005-09-09
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates was $82,782,100, based upon the closing price ($13.15 per share) as quoted on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2004).

The number of shares outstanding of the registrant’s common stock as of August 31, 2005 was 7,154,169.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical fact; rather, they are statements based on Jefferson Bancshares, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

PART I

Item 1. Business

General

Jefferson Bancshares, Inc. (also referred to as the “Company” or “Jefferson Bancshares”) was organized as a Tennessee corporation at the direction of Jefferson Federal Bank, formerly “Jefferson Federal Savings and Loan Association of Morristown” (referred to as the “Bank” or “Jefferson Federal”), in March 2003 to become the holding company for Jefferson Federal upon the completion of the “second-step” mutual-to-stock conversion (the “Conversion”) of Jefferson Bancshares, M.H.C. (the “MHC”). The Conversion was completed on July 1, 2003. As part of the Conversion, the MHC merged into Jefferson Federal, thereby ceasing to exist and Jefferson Federal Savings and Loan Association of Morristown changed its name to “Jefferson Federal Bank.” The Company sold 6,612,500 shares of its common stock at a price of $10.00 per share to depositors of the Bank in a subscription offering raising approximately $64.5 million in net proceeds. The Company also exchanged approximately 1,389,000 shares of its common stock for all the outstanding shares of the Bank’s common stock (other than shares held by the MHC), representing an exchange ratio of 4.2661 for each share of Jefferson Federal outstanding. In addition, the Bank established the Jefferson Federal Charitable Foundation, which was funded with $250,000 and 375,000 shares of Company common stock.

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

Available Information

We maintain an Internet website at http://www.jeffersonfederal.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Market Area

We are headquartered in Morristown, Tennessee, which is situated approximately 40 miles northeast of Knoxville, Tennessee in the northeastern section of the state. We consider Hamblen County, with an estimated 2003 population of approximately 59,000, and its contiguous counties to be our primary market area. The economy of our market area is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the unemployment rates for the State of Tennessee have compared favorably to the national rate, as well as the rate in Hamblen County. In this regard, the average monthly unemployment rate in Hamblen County has decreased from 5.8% for 2003 to 5.6% for 2004, but is slightly above both the state and national averages.

We have recently begun expanding into the Knoxville market area. We opened a new lending office in Knoxville in January of this year and anticipate opening two full-service branch offices in Knoxville in 2006. Knoxville’s population is 174,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The average monthly unemployment rate for the Knoxville metropolitan statistical area was 4.1% for 2004, which was below both the national and state averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2004, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 27.1% of the deposits in Hamblen County, which is the largest market share out of ten financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We expect to continue to face significant competition in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

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

The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Interest rates and payments on our adjustable-rate loans generally are adjusted annually based on any change in the National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders as published by the Federal Housing Finance Board. Changes in this index tend to lag behind changes in market interest rates. Our adjustable-rate mortgage loans may have initial fixed-rate periods ranging from one to seven years.

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

Historically, we have not emphasized the origination of loans that conform to guidelines for sale in the secondary mortgage market. However, beginning in January 2005, we began originating loans for the secondary mortgage market. We generally do not make conventional loans with loan-to-value ratios exceeding 85% and generally make loans with a loan-to-value ratio in excess of 85% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 90% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans in excess of $100,000 to be appraised by a board-approved appraiser. We require title insurance on all mortgage loans in excess of $25,000. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

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

At June 30, 2005, loans with principal balances of $500,000 or more secured by commercial real estate totaled $50.5 million, or 61.9% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $3.8 million, or 44.6% of multifamily loans. At June 30, 2005, all of these loans were performing in accordance with their terms.

Construction Loans. We originate loans to finance the construction of one-to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2005, $2.4 million of our construction loans was for the construction of one- to four-family homes and $4.6 million was for the construction of commercial or multi-family real estate. We principally finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $225,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications for disbursements on larger commercial loans.

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

At June 30, 2005, our largest land loan was for $4.3 million and was secured by commercial real estate. At June 30, 2005, loans with principal balances of $500,000 or more secured by unimproved property totaled $9.0 million, or 62.5% of land loans. All of these loans were performing in accordance with their terms at that date.

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

Consumer Loans. We offer a variety of consumer loans, primarily secured by automobiles and savings accounts. Other consumer loans include loans on recreational vehicles and boats, debt consolidation loans and personal unsecured debt. We market education loans as a “Team Lender” through Educational Funding of the South, Inc. (“EdAmerica”), whereby EdAmerica funds the loans and pays a marketing fee to us.

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

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. We also perform annual reviews and prepare write-ups on all lending relationships of $500,000 or more where the loan is secured by commercial or multi-family real estate.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Land Loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment.

Commercial Loans. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with commercial and multi-family real estate lending. Although the repayment of commercial and multi-family real estate loans depends primarily on the cash-flow of the property or related business, the underlying collateral generally provides a sufficient source of repayment. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral if a borrower defaults is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the cash-flow, character and creditworthiness of the borrower (and any guarantors), while liquidation of collateral is secondary.

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

Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to certain officers on an individual and combined basis for consumer (including residential mortgages) and commercial purpose loans up to a maximum of $1.0 million per transaction. All loans with aggregate exposure of $2.0 million or more require the approval of our Loan Committee or Board of Directors.

The Loan Committee meets every two weeks to review all mortgage loans made within granted lending authority of $75,000 or more and all non-mortgage loans made within granted lending authority of $50,000 or more. The committee approves all requests which exceed granted lending authority or when the request carries aggregate exposure to us of $1.0 million or more. The committee reviews credit relationships of $250,000 or more on a periodic basis, in addition to addressing all other credit guideline issues as they may arise. The minutes of the committee are reported to and reviewed by the Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2005, our regulatory limit on loans to one borrower was $10.1 million. At that date, our largest lending relationship was $8.9 million and consisted of multiple commercial real estate and commercial business loans. These loans were performing according to their original repayment terms at June 30, 2005.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 90 days or less.

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 17 days past due. If payment is not then received, additional letters and phone calls generally are made. When the loan becomes 60 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. When the loan becomes 90 days past due, we will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Exceptions on commencement of foreclosure actions for commercial real estate loans and mortgage loans are made on a case-by-case basis by the Board of Directors. We may consider loan workout arrangements with certain borrowers under certain circumstances.

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

At June 30, 2005, our investment portfolio consisted of federal agency debt securities with maturities of seven years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less and municipal bonds with maturities of 20 years or less. We purchase mortgage-backed securities in an effort to increase yield, improve liquidity, provide call protection and enhance our qualified thrift lender ratio.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality investments, to diversify investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return. Any two of the following officers are authorized to purchase or sell investments: the President, Executive Vice President and/or Vice President. There is a limit of $2.0 million par value on any single investment purchase unless approval is obtained from the Board of Directors. For mortgage-backed securities, real estate mortgage investment conduits and collateralized mortgage obligations issued by Ginnie Mae, Freddie Mac or Fannie Mae, purchases are limited to a current par value of $2.5 million without Board approval.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. We may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings may also be used on a longer-term basis for general business purposes.

Deposit Accounts. Substantially all of our depositors are residents of the State of Tennessee. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, Christmas club savings accounts, certificates of deposit and retirement savings plans. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing monthly. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity. In recent years, our advertising has emphasized transaction accounts, with the goal of shifting our mix of deposits towards a smaller percentage of higher cost time deposits.

Borrowings. We have occasionally relied upon advances from the Federal Home Loan Bank of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank are typically secured by our first mortgage loans.

The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of a member’s assets. The availability of Bank advances to each borrower is based on the financial condition and the degree of security provided to collateralize borrowings.

Personnel

As of June 30, 2005, we had 77 full-time employees and 3 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Bancshares are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2005. The executive officers of Jefferson Bancshares are:

Name	Age	Position
Anderson L. Smith	57	President and Chief Executive Officer
Jane P. Hutton	47	Chief Financial Officer, Treasurer and Secretary

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2005. The executive officers of Jefferson Federal are:

Name	Age	Position
Anderson L. Smith	57	President and Chief Executive Officer
Douglas H. Rouse	52	Senior Vice President
Jane P. Hutton	47	Vice President and Chief Financial Officer
Eric S. McDaniel	34	Vice President and Senior Operations Officer
Charles G. Robinette	60	Chairman–Knoxville Region
Anthony J. Carasso	46	President–Knoxville Region

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services - East Tennessee Metro, First Tennessee Bank National Association. Age 57. Director since 2002.

Jane P. Hutton has been Treasurer and Secretary of Jefferson Bancshares since March 2003 and Vice President and Chief Financial Officer of Jefferson Federal since July 2002. Ms. Hutton was named Chief Financial Officer of Jefferson Bancshares in connection with the consummation of the Conversion on July 1, 2003. From June 1999 until July 2002, Ms. Hutton served as Assistant Financial Analyst. Age 47.

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President. Age 52.

Eric S. McDaniel has been Vice President and Senior Operations Officer of Jefferson Federal since July 2002. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor. Age 34.

Charles G. Robinette has been the Chairman of Jefferson Federal’s Knoxville Region since January 2005. Prior to joining Jefferson Federal, Mr. Robinette was the Chairman and Chief Executive Officer of the East Tennessee/ Southeast Kentucky Region of Union Planters National Bank since 1997. Age 60.

Anthony J. Carasso has been the President of Jefferson Federal’s Knoxville Region since January 2005. In 1999, Mr. Carasso was Chief Executive Officer and President of Union Planters in Murfreesboro, Tennessee. Since then, he has been President of two other Union Planters Banks, one in Somerset, Kentucky as well as Harriman, Tennessee. During his tenure in Harriman, he had a dual role as an Area Sales Manager managing 22 branches in 11 communities. Age 46.

Subsidiaries

We have one subsidiary, Jefferson Service Corporation of Morristown, Tennessee, Inc., which has an ownership interest in Bankers Title of East Tennessee, LLC, a title insurance agency. Our subsidiary also has a small investment in a credit life reinsurance company.

RISK FACTORS

Additional operating expenses relating to our expansion activities may reduce our profitability.

We will incur additional expenses relating to our lending and branch expansion strategy. These expenses will be primarily salaries and employee benefits for the additional employees hired to staff our new offices and occupancy and equipment relating to our new lending office that opened in January 2005 and our three anticipated branch offices to open in 2006, two in Knoxville, Tennessee and one in Morristown, Tennessee. Initially, we expect that these expenses will be greater than the additional income that we generate through our new facilities. Over time, we anticipate that we will generate sufficient income to offset the expenses related to our new facilities and new employees, although we cannot guarantee when that will occur.

We may not be able to implement successfully our plans for growth.

We have operated out of our main office and two drive-through facilities in Morristown, Tennessee since 1963 and have historically considered Hamblen County to be our primary market area. Recently, our management began to implement a growth strategy that expands our presence in Morristown, as well as into Knoxville, Tennessee, approximately 40 miles southwest of Morristown. In January 2005, we opened a lending office in Knoxville and we intend to open two full-service branches in Knoxville and one in Morristown, all in 2006. In connection with these new branches, we will have, among others, land acquisition and construction expenses, as well as the cost of equipment and hiring new employees.

We cannot assure you that our expansion strategy will be accretive to earnings, or that our strategy will be accretive to earnings within a reasonable period of time. Numerous factors will affect our expansion strategy, such as our ability to select suitable office locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our lending and branch network. Building and staffing new offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our lending and branch network will be profitable.

We are expanding our lending and branch network into a geographic market in which we have no previous experience.

Since our formation in 1963, we have operated solely out of our office located in Morristown, Tennessee and have focused our lending in Morristown and the surrounding area. A key component of our strategy to grow and improve profitability is to expand into additional markets in Tennessee that are also experiencing economic expansion. As a result, in January 2005, we opened a lending office in Knoxville, Tennessee, which is the third largest city in the state. In addition, we intend to open two full-service branches in Knoxville in 2006. We may pursue further expansion in this market in future years. Knoxville is a geographic market in which we have no previous operating experience. We have hired or plan to hire employees with significant banking experience in the local market. Our ability to operate successfully in this market will be dependent, in part, on our ability to identify and retain personnel familiar with the new market. We can provide no assurance that we will be successful in attracting deposits or originating loans in this new geographic area.

A downturn in the local economy or a decline in real estate values could hurt our earnings.

The success of our business depends on our ability to generate profits and grow our franchise. We are located in Morristown, Tennessee and consider Hamblen County, with a population of 59,000, and its contiguous counties to be our primary market area, although we are currently expanding into the Knoxville region. The economy of the Hamblen County market area is based primarily on manufacturing and agriculture. Our primary lending activity is the origination of loans secured by real estate. Nearly all of these loans are made to borrowers who live and work in our primary market area. As a result, a downturn in the local economy, particularly local agriculture, could cause significant increases in nonperforming loans, which would hurt our earnings. Decreases in real estate values could adversely affect the value of property used as collateral for our loans which would expose us to a greater risk of loss. In addition, adverse employment conditions may have a negative effect on the ability of our borrowers to make timely repayments of their loans and on our ability to make new loans, which would have an adverse impact on our earnings.

Rising interest rates may hurt our earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate ten times, from 1.00% to 3.50%. While these short-term market interest rates (which we use as a guide to our price deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earnings assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2004, we held 27.1% of the deposits in Hamblen County, which is the largest market share out of ten financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2005, $116.0 million, or 55.1%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four- family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may require further additions to our allowance for loan losses, which would reduce net income.

If our borrowers do not repay their loans or if the collateral securing their loans is insufficient to provide for the full repayment, we may suffer credit losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for loan losses based on a number of factors. If our assumptions and judgments are wrong, our allowance for loan losses may not be sufficient to cover our losses. If we determine that our allowance for loan losses is insufficient, we would be required to take additional provisions for loan losses, which would reduce net income during the period those provisions are taken. In addition, the Office of Thrift Supervision periodically reviews our allowance for loan losses and may require us to increase our allowance for loan losses or to charge off particular loans.

Loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Anderson L. Smith. The loss of Mr. Smith could have an adverse effect on us because, as a small community bank, Mr. Smith is responsible for more aspects of our business than he might be at a larger financial institution with more employees. Moreover, as a small community bank, we have fewer management-level employees who are in a position to succeed and assume the responsibilities of Mr. Smith. We have entered into a three-year employment agreement with Mr. Smith. We do not have key-man life insurance on Mr. Smith.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a savings and loan holding company, Jefferson Bancshares is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

Jefferson Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Jefferson Bancshares, was not generally restricted as to the types of business activities in which it may engage, provided that the association continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL test. Jefferson Bancshares does not qualify for the grandfathering. Upon any non-supervisory acquisition by Jefferson Bancshares of another savings association or savings bank that meets the qualified thrift lender test (as described below) and is deemed to be a savings institution by the Office of Thrift Supervision, Jefferson Bancshares would become a multiple savings and loan holding company (if the acquired association is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company or savings association), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage (core capital) ratio (3% for certain institutions receiving the highest rating on the CAMELS examination rating system) and an 8% total risk-based capital ratio. In addition, the prompt corrective action regulations discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core capital) ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standards for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2005, Jefferson Federal met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2004, FICO payments for Savings Association Insurance Fund members approximated 1.45 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Jefferson Bancshares. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2005, Jefferson Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with or condition imposed by the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In the event Jefferson Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Jefferson Federal’s ability to make capital distributions could be restricted. As a result of its Conversion, Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion and may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the Conversion. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Transactions with Related Parties. Jefferson Federal’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including Jefferson Bancshares and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Jefferson Bancshares to its executive officers and directors. However, that act contains a specific exception for loans by federally insured depository institutions to its executive officers and directors in compliance with federal banking laws. Under such laws, Jefferson Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Jefferson Federal may make to insiders based, in part, on Jefferson Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not to involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The OTS also has enforcement authority over savings and loan holding companies such as Jefferson Bancshares. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

Jefferson Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Jefferson Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Jefferson Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2005 of $1.7 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Jefferson Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2005 year, the Company’s maximum federal income tax rate was 34%.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Jefferson Federal makes a non-dividend distribution to Jefferson Bancshares, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Jefferson Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

ITEM 2. PROPERTIES

We conduct our business through our main office and drive-through facilities. The following table sets forth certain information relating to these facilities as of June 30, 2005.

Location	Year Opened	Net Book Value as of June 30, 2005	Square Footage	Owned/ Leased
	(Dollars in thousands)
Main Office 120 Evans Avenue Morristown, Tennessee	1997	$3,434	24,000	Owned
Lending Office 8920 Executive Park Drive Knoxville, Tennessee	2005	—	3,645	Leased
Drive-Through 143 E. Main Street Morristown, Tennessee	1995	430	800	Owned
Drive-Through 1960 W. Morris Blvd. Morristown, Tennessee	1998	45	700	Leased	(1)

(1)	The current lease expires in April 2007, with an option for an additional five years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Jefferson Bancshares’ common stock is listed on the Nasdaq National Market under the symbol “JFBI.” As of June 30, 2005, Jefferson Bancshares had approximately 617 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 7,289,284 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2005 and June 30, 2004 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2005
Fourth quarter	$13.30	$12.16	$0.10
Third quarter	13.47	12.29	0.05
Second quarter	13.49	12.70	0.05
First quarter	13.50	12.35	0.05

Year Ended June 30, 2004
Fourth quarter	$13.99	$11.30	$0.09
Third quarter	14.46	13.26	0.04
Second quarter	15.00	13.25	0.04
First quarter	15.09	11.75	0.04

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2005.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2005 through April 30, 2005	—	—	—	10,000	(1)
Month #2 May 1, 2005 through May 31, 2005	275,780	$13.17	275,780	573,220	(1)
Month #3 June 1, 2005 through June 30, 2005	1,500	$13.16	1,500	571,720	(1)
Total	277,280	$13.17	277,280	571,720	(1)

(1)	On July 30, 2004, the Company announced a stock repurchase program under which the Company may repurchase up to 838,552 shares of the Company’s common stock, from time to time, subject to market conditions. On April 29, 2005, the Company announced a stock repurchase program under which the Company may repurchase an additional 839,000 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors. No repurchase authorization expired during the three months ended June 30, 2005. The Company has repurchase authorization that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

ITEM 6. SELECTED FINANCIAL DATA

The information below as of June 30, 2005 and 2004 and for the years then ended is derived from the audited consolidated financial statements of the Company. The information below as of June 30, 2003, 2002 and 2001 and for the years then ended is derived from the audited financial statements of the Bank.

	At or For the Year Ended June 30,
	2005	2004	2003		2002		2001
Financial Condition Data:
Total assets	$295,041	$305,474	$363,778		$267,507		$254,522
Loans receivable, net	208,438	186,601	180,010		190,032		181,191
Cash and cash equivalents, interest-bearing deposits and investment securities	64,393	101,416	172,943		67,198		63,056
Borrowings	17,000	6,000	2,000		2,000		2,000
Deposits	194,706	204,933	324,247		231,849		222,061
Stockholders’ equity	82,028	93,383	36,625		32,901		29,892

Operating Data:
Interest income	$15,779	$16,067	$17,259		$19,380		$19,254
Interest expense	4,639	4,776	6,518		10,267		11,740

Net interest income	11,140	11,291	10,741		9,113		7,514
Provision for loan losses	—	—	787		1,221		960

Net interest income after provision for loan losses	11,140	11,291	9,954		7,892		6,554

Noninterest income	1,204	1,067	979		1,021		910
Noninterest expense	7,031	10,265	5,273		5,069		3,993

Earnings before income taxes	5,313	2,093	5,660		3,844		3,471
Total income taxes	1,863	706	2,068		1,418		1,283

Net earnings	$3,450	$1,387	$3,592		$2,426		$2,188

Per Share Data:
Earnings per share, basic	$0.47	$0.18	$0.45	(2)	$0.30	(2)	$0.27	(2)
Earnings per share, diluted	$0.47	$0.18	$0.45	(2)	$0.30	(2)	$0.27	(2)
Dividends per share	$0.25	$0.21	$0.16	(1)(2)	$0.16	(1)(2)	$0.16	(1)(2)

(1)	Represents dividends paid per share of Jefferson Federal common stock to shareholders other than Jefferson Bancshares, MHC, which waived the receipt of all dividends during the periods presented.
(2)	Per share and dividend amounts have been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in the conversion.

	At or For the Year Ended June 30,
	2005	2004	2003	2002	2001
Performance Ratios:
Return on average assets	1.14%	0.44%	1.32%	0.91%	0.90%
Return on average equity	3.92	1.46	10.25	7.68	7.60
Interest rate spread (1)	3.24	3.08	3.66	3.02	2.56
Net interest margin (2)	3.88	3.76	4.10	3.53	3.20
Noninterest expense to average assets	2.32	3.28	1.94	1.90	1.65
Efficiency ratio (3)	57.17	83.21	45.30	50.73	47.46
Average interest-earning assets to average interest-bearing liabilities	139.49	143.13	117.67	112.77	112.70
Dividend payout ratio (4)	53.19	116.67	36.46	53.79	59.62

Capital Ratios:
Tangible capital	22.72	22.21	9.75	12.00	11.50
Core capital	22.72	22.21	9.75	12.00	11.50
Risk-based capital	35.39	38.78	21.06	21.10	20.20
Average equity to average assets	29.00	30.40	12.90	11.87	11.87

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	1.09	1.31	1.54	1.37	1.17
Allowance for loan losses as a percent of nonperforming loans	538.26	228.90	161.79	130.40	80.10
Net charge-offs to average outstanding loans during the period	0.09	0.19	0.34	0.38	0.43
Nonperforming loans as a percent of total loans	0.20	0.58	0.95	1.09	1.52
Nonperforming assets as a percent of total assets	0.45	0.54	0.82	1.16	1.54

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities. Excluding the $4.0 million contribution to the Charitable Foundation, the efficiency ratio for 2004 would be 50.78%.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this report.

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

Results of Operations for the Years Ended June 30, 2005, 2004 and 2003

Overview.

	2005	2004	2003		% Change 2005/2004	% Change 2004/2003
	(Dollars in thousands, except per share data)
Net earnings	$3,450	$1,387	$3,592		148.7	(61.4)
Net earnings per share, basic	$0.47	$0.18	$0.45	(1)	161.1	(60.0)
Net earnings per share, diluted	$0.47	$0.18	$0.45	(1)	161.1	(60.0)
Return on average assets	1.14%	0.44%	1.32%
Return on average equity	3.92%	1.46%	10.25%

(1)	Per share amounts have been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in the Conversion.

2005 v. 2004. Net earnings were $3.5 million for the year ended June 30, 2005 compared to net earnings of $1.4 million for the year ended June 30, 2004. Net income for the year ended June 30, 2004 reflected the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation which was formed in July 2003. Net earnings for the year ended June 30, 2005 included an increase in compensation expense related to expansion activities in Knoxville, Tennessee and expenses related to the Stock Incentive Plan. Compensation expense amounted to $4.1 million for the year ended June 30, 2005 compared to $3.2 million for the same period in 2004.

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

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2005, 2004 and 2003:

	Year Ended June 30,			% Change
	2005	2004	2003	2005/2004	2004/2003
Interest income:
Loans	$13,026	$12,692	$14,752	2.6%	(14.0)%
Investment securities	2,008	2,620	1,292	(23.4)	102.8
Mortgage-backed securities	360	540	992	(33.3)	(45.6)
Municipal securities	98	44	—	122.7	NM
Interest-earning deposits	215	109	159	97.2	(31.4)
FHLB stock	72	62	64	16.1	(3.1)

Total interest income	15,779	16,067	17,259	(1.8)	(6.9)

Interest expense:
Deposits	4,199	4,670	6,418	(10.1)	(27.2)
Borrowings	440	106	100	315.1	6.0

Total interest expense	4,639	4,776	6,518	(2.9)	(26.7)

Net interest income	$11,140	$11,291	$10,741	(1.3)%	5.1%

2005 v. 2004. Net interest income before loan loss provision decreased $151,000, or 1.3%, to $11.1 million for the year ended June 30, 2005 due to a decrease in interest income, partially offset by a decrease in interest expense. For the year ended June 30, 2005, the interest rate spread and net interest margin were 3.24% and 3.88%, respectively. The increase in the interest rate spread and net interest margin was primarily attributable to changes in the volume and composition of interest-earning assets and interest-bearing liabilities. Interest-earning assets decreased $13.1 million to $286.9 million while the average yield increased 14 basis points to 5.50% for the year ended June 30, 2005. The decline in interest-earning assets was the result of a $31.3 million decrease in the average balance of investments offset by a $15.0 million increase in the average balance of loans. Interest bearing liabilities decreased $3.9 million to $205.7 million, while the average rate paid declined two basis points to 2.26% for the year ended June 30, 2005.

Total interest income decreased $288,000, or 1.8%, to $15.8 million for the year ended June 30, 2005 compared to $16.1 million for the year ended June 30, 2004. Interest on investment securities decreased $738,000, or 23.0%, to $2.5 million for the year ended June 30, 2005. The average balance of investment securities was $73.0 million for 2005 compared to $104.3 million for 2004 due primarily to sales of investment securities. The average yield on investments increased 31 basis points to 3.4% at June 30, 2005. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. For the year ended June 30, 2005, interest on loans increased $335,000, or 2.6%, to $13.0 million due to an increase in the average balance of loans more than offsetting a reduction in the average yield. The average balance of loans increased $15.0 million to $200.9 million and the average yield decreased 35 basis points to 6.48% at June 30, 2005. Interest income on interest-earning deposits increased $106,000 to $215,000 due to a higher average balance combined with a higher average yield. Dividends on FHLB stock were $72,000 for the year ended June 30, 2005 and $62,000 for the same period in 2004.

Total interest expense decreased $137,000, or 2.9%, to $4.6 million for the year ended June 30, 2005 compared to $4.8 million for the year ended June 30, 2004. Interest expense on deposits decreased $471,000, or 10.1%, to $4.2 million for the year ended June 30, 2005. The average balance of deposits decreased $14.4 million to $192.5 million and the average rate paid decreased eight basis points to 2.18% for the year ended June 30, 2005. The decline in the average rate paid on deposits reflects lower repricing of certificates of deposit during the period, more than offsetting higher rates paid on money market accounts. The decline in the average balance of deposits was primarily attributable to a decline in the average balance of certificates of deposit more than offsetting an increase in transaction accounts. We have focused on changing the composition of our deposits to lower our cost of funds. Our pricing strategy, combined with increased competition for certificates of deposit in our market, has resulted in a decrease in the average balance of deposits. Interest on Federal Home Loan Bank advances increased $334,000 to $440,000 for June 30, 2005 due to a higher average balance. During the year ended June 30, 2005, advances were utilized as a funding source for supporting loan growth.

2004 v. 2003. Net interest income before loan loss provision increased $550,000, or 5.1%, to $11.3 million for the year ended June 30, 2004. This increase was primarily the result of a decrease in interest expense, partially offset by lower interest income. The net interest margin and interest rate spread were 3.76% and 3.08%, respectively, for the year ended June 30, 2004, compared to 4.10% and 3.66% for the comparable period in 2003. The decline in net interest margin reflects growth in earning assets with lower yields due to current low market interest rates. The average balance of interest-earning assets increased $38.1 million to $300.0 million, while the average balance of interest-bearing liabilities decreased $13.0 million to $209.6 million. The average rate paid on interest-bearing liabilities decreased 65 basis points to 2.28%, while the average yield on interest-earning assets decreased 123 basis points to 5.36%.

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

Interest expense decreased $1.7 million, or 26.7%, to $4.8 million for 2004 compared to $6.5 million for 2003 as a result of a decline in both the average balance of deposits and the average rate paid. A decline in the average balance of certificates of deposit more than offset increases in transaction accounts for the year ended June 30, 2004. The decline in certificates of deposit resulted from our decision not to aggressively compete for higher costing deposits. The average rate paid on deposits declined for fiscal 2004 due to the low interest rate environment during that period.

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

	Year Ended June 30,
	2005			2004			2003
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$200,943	$13,026	6.48%	$185,899	$12,692	6.83%	$189,691	$14,752	7.78%
Mortgage-backed securities	10,070	360	3.57	15,218	540	3.55	24,310	992	4.08
Investment securities	59,597	2,008	3.37	87,335	2,620	3.00	28,407	1,292	4.55
Municipal securities	3,312	98	2.96	1,711	44	2.57
Daily interest deposits	11,397	215	1.89	8,287	109	1.32
Other earning assets	1,617	72	4.45	1,552	62	3.99	19,528	223	1.14

Total interest-earning assets	286,936	15,779	5.50	300,002	16,067	5.36	261,936	17,259	6.59

Noninterest-earning assets	16,491			12,881			9,993

Total assets	$303,427			$312,883			$271,929

Interest-bearing liabilities:
Passbook accounts	$13,142	66	0.50%	$13,994	75	0.54%	$15,016	141	0.94%
NOW accounts	17,486	88	0.50	15,785	85	0.54	14,673	125	0.85
Money market accounts	30,652	605	1.97	28,649	358	1.25	23,305	466	2.00
Certificates of deposit	131,252	3,440	2.62	148,499	4,152	2.80	167,599	5,686	3.39

Total interest-bearing deposits	192,532	4,199	2.18	206,927	4,670	2.26	220,593	6,418	2.91

Borrowings	13,167	440	3.34	2,667	106	3.97	2,000	100	5.00

Total interest-bearing liabilities	205,699	4,639	2.26	209,594	4,776	2.28	222,593	6,518	2.93

Noninterest-bearing deposits	8,633			6,955			13,261
Other noninterest-bearing liabilities	1,089			1,222			1,007

Total liabilities	215,421			217,771			236,861

Stockholders’ equity	88,006			95,112			35,068

Total liabilities and retained earnings	$303,427			$312,883			$271,929

Net interest income		$11,140			$11,291			$10,741

Interest rate spread			3.24%			3.08%			3.66%
Net interest margin			3.88%			3.76%			4.10%
Ratio of average interest-earning assets to average interest- bearing liabilities	139.49%			143.13%			117.67%

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

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$889	$(555)	$334	$(290)	$(1,770)	$(2,060)
Mortgage-backed securities	(184)	4	(180)	(335)	(117)	(452)
Investment securities	(999)	387	(612)	1,589	(261)	1,328
Municipals	47	7	54	44		44
Daily interest-bearing deposits and other interest-earning assets	52	64	116	(65)	13	(52)

Total interest-earning assets	(196)	(92)	(288)	943	(2,135)	(1,192)

Interest expense:
Deposits	(318)	(153)	(471)	(379)	(1,369)	(1,748)
Borrowings	348	(14)	334	16	(10)	6

Total interest-bearing liabilities	31	(168)	(137)	(363)	(1,379)	(1,742)

Net change in interest income	$(227)	$76	$(151)	$1,306	$(756)	$550

Provision for Loan Losses.

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio.

2005 v. 2004. There were no additions to the allowance for loan losses for either period. Net charge-offs were $186,000 for 2005 compared to $362,000 for 2004. Nonaccrual loans were $426,000 at June 30, 2005 compared to $1.1 million at June 30, 2004.

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

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2005 to 2004 and from 2004 to 2003.

	2005	2004	2003	% Change 2005/2004	% Change 2004/2003
	(Dollars in Thousands)
Dividends from investments	$52	$48	$25	8.3%	92.0%
Mortgage origination fees	122	—	—	NM	NM
Service charges and fees	549	625	674	(12.2)	(7.3)
Gain on sale of fixed assets	—	1	—	(100)	NM
Gain (loss) on sale of investments	(284)	22	81	NM	(72.8)
Gain on sale of equity investment	329	—	—	NM	NM
Gain on sale of foreclosed property	84	152	47	(44.7)	223.4
BOLI increase in cash value	205	80	—	156.3	NM
Other	147	139	152	5.8	(8.6)

Total noninterest income	$1,204	$1,067	$979	12.8	9.0

2005 v. 2004. Noninterest income increased $137,000, or 12.8%, for the year ended June 30, 2005, due to a combination of factors, including an increase in mortgage origination fees and an increase in the cash value of bank owned life insurance more than offsetting a decrease in service charges and gain on sale of foreclosed real estate. Mortgage origination fee income increased $122,000, as we began originating loans for the secondary mortgage market in January 2005. The decrease in service charges and fees was primarily attributable to lower NSF fees.

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

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2005 to 2004 and from 2004 to 2003.

	2005	2004	2003	% Change 2005/2004	% Change 2004/2003
	(Dollars in Thousands)
Compensation and benefits	$4,074	$3,175	$2,451	28.3%	29.5%
Occupancy	323	257	263	25.7	(2.3)
Equipment and data processing	968	974	864	(0.6)	12.7
SAIF deposit insurance premiums	29	37	38	(21.6)	(2.6)
REO expense	89	209	353	(57.4)	(40.8)
Advertising	210	213	147	(1.4)	44.9
Contribution to the Jefferson Federal Charitable Foundation	—	4,000	—	(100.0)	NM
Other	1,338	1,400	1,157	(4.4)	21.0

Total noninterest expense	$7,031	$10,265	$5,273	(31.5)	94.7

2005 v. 2004. Noninterest expense decreased $3.2 million, or 31.5%, to $7.0 million for the year ended June 30, 2005 due to the nonrecurring expense associated with the $4.0 million contribution to the Jefferson Federal Charitable Foundation during the year ended June 30, 2004. Compensation expense increased $899,000, or 28.3%, to $4.1 million for the year ended June 30, 2005 primarily due to staff additions for the lending office in Knoxville, Tennessee which opened on January 1, 2005 and our two anticipated branch offices to open in 2006 in Knoxville, Tennessee, combined with normal salary increases and expenses related to the Stock Incentive Plan.

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

Income Taxes.

2005 v. 2004. Income tax expense for the year ended June 30, 2005 was $1.9 million compared to $706,000 for the comparable period in 2004. The income tax expense for the year ended June 30, 2004 reflects the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation was tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.

2004 v. 2003. Income tax expense for the year ended June 30, 2004 was $706,000 compared to $2.1 million for the same period in 2003. The decrease in income tax expense (i.e., current and deferred) for fiscal 2004 was due to the contribution of cash and common stock to the Jefferson Federal Charitable Foundation.

Balance Sheet Analysis

Loans. Net loans increased $21.8 million, or 11.7%, to $208.4 million at June 30, 2005. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2005, real estate loans totaled $168.8 million, or 80.0% of our total loans, compared to $170.9 million, or 90.2% of total loans at June 30, 2004 and $162.4 million, or 88.6% of total loans, at June 30, 2003. Real estate loans decreased $2.1 million, or 2.2%, in the year ended June 30, 2005 and increased $8.5 million, or 5.2%, in the year ended June 30, 2004.

The largest segment of our mortgage loans is one-to four-family loans. At June 30, 2005, one- to four-family loans totaled $79.7 million and represented 47.2% of mortgage loans and 37.7% of total loans.

Commercial real estate loans is the second largest segment of our mortgage loan portfolio. Commercial real estate loans decreased $5.7 million, or 11.2%, to $54.3 million in the year ended June 30, 2005 and increased $11.0 million, or 22.4%, to $60.0 million in the year ended June 30, 2004.

Multi-family real estate loans decreased $645,000, or 6.1% in the year ended June 30, 2005 and decreased $4.0 million, or 30.4%, in the year ended June 30, 2004. Construction loans increased $4.0 million, or 134.2%, in the year ended June 30, 2005 and decreased $583,000, or 16.3%, in the year ended June 30, 2004. The increase in construction loans as of June 30, 2005 was primarily due to an increase in demand. Land loans increased $3.7 million, or 34.0%, in the year ended June 30, 2005 and increased $563,000, or 5.5%, in the year ended June 30, 2004.

Commercial business loans increased $22.0 million, or 173.8%, in the year ended June 30, 2005 and decreased $832,000, or 6.2%, in the year ended June 30, 2004. We have emphasized this type of lending for several years and have grown this portfolio to $34.6 million at June 30, 2005. Since January 2002, most of the commercial business loans that we have originated have been tied to prime and, thus, will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $7.6 million and represented 3.6% of total loans at June 30, 2005, compared to $5.9 million, or 3.1% of total loans, at June 30, 2004 and $7.4 million, or 4.0% of total loans, at June 30, 2003. Consumer loans increased in the year ended June 30, 2005 due to an increase in indirect automobile loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$79,652	37.7%	$84,784	44.8%	$84,628	46.2%	$94,595	49.0%	$97,270	52.9%
Home equity lines of credit	4,898	2.3	3,143	1.7	1,736	0.9	253	0.1	—	—
Commercial	54,252	25.7	59,993	31.7	49,020	26.7	46,672	24.2	41,145	22.4
Multi-family	8,568	4.1	9,213	4.9	13,229	7.2	13,163	6.8	8,670	4.7
Construction	7,029	3.3	3,001	1.6	3,584	2.0	7,465	3.9	4,524	2.5
Land	14,415	6.8	10,760	5.7	10,197	5.6	13,011	6.7	12,750	6.9

Total real estate loans	168,814	80.0	170,894	90.2	162,394	88.6	175,159	90.7	164,359	89.4

Commercial business loans	34,603	16.4	12,640	6.7	13,472	7.4	7,759	4.0	6,055	3.3

Non-real estate loans:
Automobile loans	4,457	2.1%	2,200	1.2	3,081	1.7	4,243	2.2	6,012	3.3
Mobile home loans	379	0.2	531	0.3	719	0.4	954	0.5	1,384	0.8
Loans secured by deposits	1,041	0.5	1,084	0.6	1,841	1.0	2,787	1.4	3,818	2.1
Other consumer loans	1,705	0.8	2,038	1.1	1,715	0.9	2,249	1.2	2,273	1.2

Total non-real estate loans	7,582	3.6	5,853	3.1	7,356	4.0	10,233	5.3	13,487	7.3

Total gross loans	210,999	100.0%	189,387	100.0%	183,222	100.0%	193,151	100.0%	183,901	100.0%

Less:
Unearned discount on loans	—		(1)		(5)		(36)		(166)
Deferred loan fees, net	(268)		(306)		(366)		(387)		(335)
Allowance for losses	(2,293)		(2,479)		(2,841)		(2,696)		(2,209)

Total loans receivable, net	$208,438		$186,601		$180,010		$190,032		$181,191

The following table sets forth certain information at June 30, 2005 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$34,505	$16,361	$3,657	$54,523
More than one to three years	27,107	4,150	2,473	33,730
More than three to five years	34,166	14,027	1,242	49,435
More than five to 15 years	50,457	65	210	50,732
More than 15 years	22,579	—	—	22,579

Total	$168,814	$34,603	$7,582	$210,999

The following table sets forth the dollar amount of all loans at June 30, 2005 that are due after June 30, 2006 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
Real estate loans:
One-to four-family	$22,543	$52,748	$75,291
Home equity lines of credit	8	4,889	4,897
Commercial	20,146	29,721	49,867
Multi-family	2,170	5,772	7,942
Construction	155	1,381	1,536
Land	2,042	1,015	3,057
Commercial business loans	5,319	18,472	23,791
Consumer loans	5,369	—	5,369

Total	$57,752	$113,998	$171,750

The following table shows loan origination activity during the periods indicated. We did not purchase or sell any loans during these periods.

	Year Ended June 30,
	2005	2004	2003
	(In thousands)
Total loans at beginning of period	$189,387	$184,904	$196,912

Loans originated:
Real estate	43,072	55,333	39,741
Commercial business	70,644	7,772	11,213
Consumer	6,844	5,122	4,943

Total loans originated	120,560	68,227	55,897
Real estate loan principal repayments	(47,444)	(41,485)	(47,439)
Other repayments	51,504	(22,259)	(22,148)

Net loan activity	21,612	4,483	(13,690)

Total gross loans at end of period	$210,999	$189,387	$183,222

Investments. Our investment portfolio consists primarily of federal agency debt securities with maturities of seven years or less and mortgage-backed securities with stated final maturities of thirty years or less and municipal bonds with maturities of 20 years or less. Investment securities decreased $41.6 million, or 43.8%, in the year ended June 30, 2005 due primarily to sales of investment securities. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	At June 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$42,447	$42,137	$80,443	$79,273	$55,646	$56,574
Municipal securities	3,475	3,417	3,425	3,314	—	—
Mortgage-backed securities	7,695	7,812	12,422	12,418	19,306	19,826

Total	$53,617	$53,366	$96,290	$95,005	$74,952	$76,400

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2005. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2005, mortgage-backed securities with adjustable rates totaled $6.7 million.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$36,174	3.40%	$5,963	3.07%	$—	—%	$42,137	3.36%
Municipal securities	1,838	2.49	913	3.21	466	3.17	3,217	2.79
Mortgage-backed securities	51	7.00	600	5.98	7,161	3.86	7,812	4.04

Total	$38,063	3.36%	$7,476	3.31%	$7,627	3.82%	$53,166	3.42%

Other Assets. Other assets increased $3.1 million to $3.9 million for the year ended June 30, 2005. The increase reflects our new business activity of originating and selling loans to the secondary market. Loans are closed only after receiving investor approval and their acceptance to purchase the loans. At June 30, 2005, the receivable from investors for loans purchased amounted to $3.1 million.

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. We have adjusted our pricing strategy to encourage the run-off of higher-rate certificates of deposit and to increase transaction accounts, which has resulted in the loss of some deposits. Our current strategy is to offer competitive rates, but not be the market leader in every type and maturity. In recent years, our advertising has emphasized transaction accounts, with the goal of shifting our mix of deposits towards a smaller percentage of higher cost time deposits. Total deposits decreased $10.2 million, or 5.0% to $194.7 million at June 30, 2005. Time deposits decreased $17.8 million, or 12.8%, to $121.1 million, while transaction accounts increased $7.6 million, or 11.6%, to $73.6 million at June 30, 2005. We have focused on attracting lower costing transaction accounts to manage our cost of funds. Time deposits were 62.2% of total deposits at June 30, 2005 compared to 67.8% at June 30, 2004. The decrease in time deposits is the result of our pricing strategy combined with strong competition for time deposits in our market. The decrease in total deposits for the year ended June 30, 2004 was primarily attributable to funds held at June 30, 2003, for the purchase of Jefferson Bancshares common stock.

	At June 30,
	2005	2004	2003
	(In thousands)
Noninterest-bearing accounts	$9,973	$7,958	$99,109
NOW accounts	18,818	15,220	17,767
Passbook accounts	12,944	13,849	19,346
Money market deposit accounts	31,841	28,930	28,588
Certificates of deposit	121,130	138,976	159,437

Total	$194,706	$204,933	$324,247

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2005. Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates of Deposit
Maturity Period	(In thousands)
Three months or less	$4,603
Over three through six months	9,106
Over six through twelve months	3,126
Over twelve months	14,355

Total	$31,190

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2005	2004	2003
	(In thousands)
0.00 - 1.00%	$—	$7,442	$302
1.01 - 2.00%	7,449	35,578	39,547
2.01 - 3.00%	68,640	54,532	59,643
3.01 - 4.00%	43,359	26,984	27,896
4.01 - 5.00%	1,453	13,785	22,737
5.01 - 6.00%	229	655	5,132
6.01 - 7.00%	—	—	4,180

Total	$121,130	$138,976	$159,437

The following table sets forth the amount and maturities of time deposits at June 30, 2005.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00 - 1.00%	$—	$—	$—	$—	$—	—%
1.01 - 2.00%	7,327	122	—	—	7,449	6.2
2.01- 3.00%	55,625	9,700	3,315	—	68,640	54.9
3.01 - 4.00%	15,119	4,966	22,953	321	43,359	37.5
4.01 - 5.00%	781	114	—	558	1,453	1.2
5.01 - 6.00%	229	—	—	—	229	0.2
6.01 - 7.00%	—	—	—	—	—	—

Total	$79,081	$14,902	$26,268	$879	$121,130	100.0%

The following table sets forth the savings activities for the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(In thousands)
Beginning balance	$204,933	$324,247	$231,849

Increase (decrease) before interest credited	(13,734)	(123,046)	87,251
Interest credited	3,507	3,732	5,147

Net increase (decrease) in savings deposits	(10,227)	(119,314)	92,398

Ending balance	$194,706	$204,933	$324,247

Borrowings. We have occasionally relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances were $17.0 million at June 30, 2005 compared to $6.0 million at June 30, 2004. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$17,000	$6,000	$2,000
Average advances outstanding	13,167	2,667	2,000
Weighted average interest rate during the period	3.3%	3.9%	5.00%
Balance outstanding at end of period	$17,000	$6,000	$2,000
Weighted average interest rate at end of period	3.4%	2.77%	5.01%

Stockholders’ Equity. Stockholders equity decreased $11.4 million to $82.0 million at June 30, 2005 due to the Company’s purchase of common stock through its repurchase program. Retained earnings increased $1.7 million to $34.1 million at June 30, 2005 due to net earnings of $3.5 million partially offset by the payment of dividends to shareholders in the amount of $1.9 million. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2005, the adjustment to stockholders’ equity as an unrealized loss of $155,000 compared to a net unrealized loss of $793,000 at June 30, 2004. During the year ended June 30, 2005, there were 1,105,832 shares of Company common stock purchased through the repurchase program at a cost of $14.6 million. At June 30, 2005, an additional 571,720 shares remained eligible for repurchase under the current stock repurchase program.

Allowance for Loan Losses and Asset Quality

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish reserves against losses on loans on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings.

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses. The methodology utilizes a loan grading system which segments loans with similar risk characteristics. Management conducts monthly loan reviews to assess credit risks and the overall quality of the loan portfolio.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

Due to net charge-offs, the allowance for loan losses decreased $186,000 to $2.3 million at June 30, 2005. There were no additions to the allowance for loan losses during the 2005 fiscal year. At June 30, 2005, our allowance for loan losses represented 1.09% of total gross loans and 538.3% of nonperforming loans, compared to 1.31% of total gross loans and 228.9% of nonperforming loans at June 30, 2004.

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

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance at beginning of period	$2,479	$2,841	$2,696	$2,209	$2,030
Provision for loan losses	—	—	787	1,221	960
Recoveries:
Real estate loans	47	60	5	—	—
Commercial business loans	52	53	171	204	205
Consumer loans	155	150	259	479	401

Total recoveries	254	263	435	683	606

Charge offs:
Real estate loans	(180)	(313)	(397)	(295)	—
Commercial business loans	(2)	(82)	(219)	(312)	(624)
Consumer loans	(258)	(230)	(461)	(810)	(763)

Total charge-offs	(440)	(625)	(1,077)	(1,417)	(1,387)

Net charge-offs	(186)	(362)	(642)	(734)	(781)

Allowance at end of period	$2,293	$2,479	$2,841	$2,696	$2,209

Allowance to nonperforming loans	538.26%	228.90%	161.79%	130.40%	80.10%
Allowance to total gross loans outstanding at the end of the period	1.09%	1.31%	1.54%	1.37%	1.17%
Net charge-offs to average loans outstanding during the period	0.09%	0.19%	0.34%	0.38%	0.43%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,981	86.4%	80.0%	$2,108	85.0%	90.2%
Commercial business	250	10.9	16.4	193	7.8	6.7
Consumer	62	2.7	3.6	178	7.2	3.1
Unallocated	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,293	100.0%		$2,479	100.0%

	At June 30,
	2003			2002			2001
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$2,203	77.5%	88.7%	$800	29.7%	90.9%	$800	36.2%	89.6%
Commercial business	293	10.3	7.3	569	21.1	3.9	564	25.5	3.2
Consumer	345	12.2	4.0	1,327	49.2	5.2	845	38.3	7.2
Unallocated	—	—	N/A	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,841	100.0%		$2,696	100.0%		$2,209	100.0%

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

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Nonperforming assets totaled $1.3 million, or 0.45% total assets, at June 30, 2005, which is a decrease of $295,000, or 18.0%, from June 30, 2004. Foreclosed real estate increased $362,000 to $914,000 at June 30, 2005. At June 30, 2005, foreclosed real estate consisted of $365,000 of single family homes, $72,000 of parcels of real estate and $477,000 of commercial real estate. Nonaccrual loans at June 30, 2005 included $426,000 of single family homes.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2005, we had $80,000 of impaired loans, which consisted of a residential mortgage loan.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$426	$1,047	$1,739	$1,935	$2,692
Commercial business	—	15	—	—	17
Consumer	—	21	17	133	50

Total	426	1,083	1,756	2,068	2,759

Accruing loans past due 90 days or more	—	—	—	—	—
Total of nonaccrual and 90 days or more past due loans	426	1,083	1,756	2,068	2,759

Real estate owned	914	552	1,227	978	1,070
Other nonperforming assets(1)	—	—	16	66	84

Total nonperforming assets	$1,340	$1,635	$2,999	$3,112	$3,913

Total nonperforming loans to net loans	0.20%	0.58%	0.98%	1.09%	1.52%

Total nonperforming loans to total assets	0.14%	0.35%	0.48%	0.77%	1.08%

Total nonperforming assets to total assets	0.45%	0.54%	0.82%	1.16%	1.54%

(1)	Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the year ended June 30, 2005 and the year ended June 30, 2004 had nonaccruing loans been current according to their original terms amounted to $33,000 and $89,000, respectively. The amount of interest related to these loans included in interest income was $25,000 for the year ended June 30, 2005 and $67,000 for the year ended June 30, 2004.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2005	2004	2003
	(In thousands)
Substandard assets	$4,287	$5,592	$5,897
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$4,287	$5,592	$5,897

At each of the dates in the above table, substandard assets consisted of all nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $2.7 million, $4.0 million and $2.9 million at June 30, 2005, 2004 and 2003, respectively. At June 30, 2005, we also had $14.5 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $726,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2005		2004		2003
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans	$2,711	$589	$4,773	$1,142	$4,714	$1,046
Commercial business loans	595	165	1,176	15	150	66
Consumer loans	185	4	231	84	238	93

Total	$3,491	$758	$6,180	$1,241	$5,102	$1,205

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $3.8 million and interest-bearing deposits totaled $7.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $53.4 million at June 30, 2005. In addition, at June 30, 2005, we had arranged the ability to borrow a total of approximately $65.4 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $17.0 million.

At June 30, 2005, we had $3.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $5.9 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $330,000 in unused standby letters of credit and $11.0 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2005 totaled $79.1 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2005.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (1)	$17,000	$—	$15,000	$—	$2,000
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	76	62	14	—	—
Purchase obligations (3)	951	258	592	101	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$18,027	$320	$15,606	$101	$2,000

(1)	$1.0 million of this amount is callable on March 9, 2006 and $1.0 million of this amount is callable on September 9, 2005.
(2)	Payments are for lease of real property. The lease expires in 2007, with an option to extend for an additional five years.
(3)	Payments are minimum payments for data processing services. Actual payments may be higher, depending on usage.

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2005, we originated $120.6 million of loans and purchased $265,000 in securities. In fiscal 2004, we originated $68.2 million of loans and purchased $75.6 million of securities. In fiscal 2003, we originated $57.6 million of loans and purchased $42.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $10.2 million in the year ended June 30, 2005 and a net decrease in total deposits of $119.3 million and $92.4 million for the years ended June 30, 2004 and 2003, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advances were $17.0 million at June 30, 2005. Federal Home Loan Bank advances at June 30, 2004 and June 30, 2003 were $6.0 million and $2.0 million, respectively.

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements.”

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

For the three months and year ended June 30, 2005, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force (“EITF”) began a project “EITF 03-1” to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004 establishing criteria for recognition and measurement under this pronouncement. The Financial Accounting Standards Board recently delayed the effective date of the impairment requirements of EITF 03-1. In addition to this, the FASB staff has recently summarized respondent comment letters and made recommendations to the FASB Board at the June 29, 2005 meeting regarding this issue. Based on management’s review of all the available materials, it believes that EITF 03-1 should not have a material impact on our financial results.

In December 2004, the Financial Accounting Standards Board issued Statement 123R, “Share-Based Payment,” that would be effective for all employee awards granted, modified, or settled after July 1, 2005. As of the effective date, compensation expense related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of salary expense incurred for future financial statements reporting if we have a stock award program in place after the proposed statement becomes effective.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Aspects of Market Risk. Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, we actively originate adjustable-rate mortgage loans for retention in our loan portfolio. These loans generally reprice beginning after five years and annually thereafter. Most of our residential adjustable-rate mortgage loans may not adjust downward below their initial interest rate. Although historically we have been successful in originating adjustable-rate mortgage loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, we offer fixed-rate mortgage loans with maturities of 15 years or less. This product enables us to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. In recent years, we have used investment securities with terms of seven years or less and adjustable-rate mortgage-backed securities to help manage interest rate risk. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

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

Quantitative Aspects of Market Risk. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$68,555	(5,830)	(8)%	24.02%	(110	)bp
200	70,660	(3,725)	(5)%	24.45	(68)
100	72,438	(1,947)	(3)%	24.77	(35)
0	74,385			25.12
(100)	74,267	(118)	0%	24.92	(20)
(200)	73,476	(908)	(1)%	24.54	(58)

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-3 through F-29 hereto.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page F-1.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2005 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

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

The following table provides information as of June 30, 2005 for compensation plans under which equity securities may be issued. The data included in this table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in connection with the Conversion. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	453,036	$12.60	415,761
Equity compensation plans not approved by security holders	–	–	–
Total	453,036	$12.60	415,761

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	The exhibits and financial statement schedules filed as a part of this report are as follows:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets for the Years Ended June 30, 2005 and 2004.

• Consolidated Statements of Earnings for the Years Ended June 30, 2005, 2004 and 2003.

• Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003.

• Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003.

• Notes to Consolidated Financial Statements

	(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

	(3)	Exhibits

		3.1	Charter of Jefferson Bancshares, Inc. (1)
		3.2	Bylaws of Jefferson Bancshares, Inc. (1)
		4.1	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)
		10.1	Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (2)
		10.2	Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (3)
		10.3	Employment Agreement Between Charles G. Robinette and Jefferson Federal Bank (4)
		10.4	Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan (1)
		10.5	1995 Jefferson Federal Savings and Loan Association of Morristown Stock Option Plan (1)
		10.6	Jefferson Federal Bank Supplemental Executive Retirement Plan (1)
		10.7	Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan (5)
		11.0	Statement re: computation of per share earnings (6)
		21.0	List of Subsidiaries
		23.0	Consent of Craine, Thompson & Jones, P.C.
		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
		32.0	Section 1350 Certifications

(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report, as amended, on Form 10-Q/A, filed on February 24, 2005.
(5)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(6)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements found on page F-13.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 9, 2005	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Anderson L. Smith Anderson L. Smith	President, Chief Executive Officer and Director (principal executive officer)	September 9, 2005

/s/ Jane P. Hutton Jane P. Hutton	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 9, 2005

/s/ John F. McCrary, Jr. John F. McCrary, Jr.	Director	September 9, 2005

/s/ H. Scott Reams H. Scott Reams	Director	September 9, 2005

/s/ Dr. Jack E. Campbell Dr. Jack E. Campbell	Director	September 9, 2005

/s/ Dr. Terry M. Brimer Dr. Terry M. Brimer	Director	September 9, 2005

/s/ William F. Young William F. Young	Director	September 9, 2005

/s/ William T. Hale William T. Hale	Director	September 9, 2005

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2005 based on the specified criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by Craine, Thompson & Jones, P.C., an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

[Craine, Thompson & Jones, P.C. Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jefferson Bancshares, Inc. and Subsidiary

Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company ‘s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferson Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2005, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Craine, Thompson & Jones, P.C.
Morristown, Tennessee
August 29, 2005

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,
	2005	2004
Assets

Cash and cash equivalents	$3,799	$3,803
Interest-bearing deposits	7,228	2,608
Investment securities classified as available for sale, net	53,366	95,005
Federal Home Loan Bank stock	1,652	1,580
Bank owned life insurance	5,285	5,080
Loans receivable, net of allowance for loan losses of $2,293 and $2,479	208,438	186,601
Premises and equipment, net	7,073	5,120
Foreclosed real estate, net	914	552
Accrued interest receivable:
Investments	489	870
Loans receivable, net	1,059	956
Deferred tax asset	1,878	2,502
Other assets	3,860	797

Total assets	$295,041	$305,474

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$9,973	$7,958
Interest-bearing	184,733	196,975
Federal Home Loan Bank advances	17,000	6,000
Other liabilities	1,307	1,084
Accrued income taxes	—	74

Total liabilities	213,013	212,091

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares issued and outstanding - none	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 8,385,517 shares issued and 7,289,284 and 8,385,517 outstanding at June 30, 2005 and 2004, respectively	84	84
Additional paid-in capital	71,694	71,496
Unearned ESOP shares	(5,833)	(6,265)
Unearned compensation	(3,232)	(3,488)
Accumulated other comprehensive income	(155)	(793)
Retained earnings	34,069	32,349
Treasury stock, at cost (2005 - 1,105,832 shares)	(14,599)	—

Total stockholders’ equity	82,028	93,383

Total liabilities and stockholders’ equity	$295,041	$305,474

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	Years Ended June 30,
	2005	2004	2003
Interest income:
Interest on loans receivable	$13,027	$12,692	$14,752
Interest on investment securities	2,466	3,204	2,284
Other interest	286	171	223

Total interest income	15,779	16,067	17,259

Interest expense:
Deposits	4,199	4,670	6,418
Advances from FHLB	440	106	100

Total interest expense	4,639	4,776	6,518

Net interest income	11,140	11,291	10,741
Provision for loan losses	—	—	787

Net interest income after provision for loan losses	11,140	11,291	9,954

Noninterest income:
Dividends	52	48	25
Mortgage origination income	122	—	—
Service charges and fees	549	625	674
Gain (loss) on sale of investment securities, net	(284)	22	81
Gain on sale of equity investment	329	—	—
Gain (loss) on sale of foreclosed real estate, net	84	152	47
Increase in BOLI cash value	205	80	—
Other	147	140	152

Total noninterest income	1,204	1,067	979

Noninterest expense:
Compensation and benefits	4,074	3,175	2,451
Occupancy expense	323	257	263
Equipment and data processing expenses	968	974	864
SAIF deposit insurance premium	29	37	38
Advertising	210	213	147
REO expense	89	209	353
Charitable contributions	—	4,000	—
Other	1,338	1,400	1,157

Total noninterest expense	7,031	10,265	5,273

Earnings before income taxes	5,313	2,093	5,660

Income taxes (benefits):
Current	1,704	1,694	2,145
Deferred	159	(988)	(77)

Total income taxes	1,863	706	2,068

Net earnings	$3,450	$1,387	$3,592

Net earnings per common share - basic	$0.47	$0.18	$0.45

Net earnings per common share - diluted	$0.47	$0.18	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2002	$1,876	$1,167	—	—	$537	$29,321	—	$32,901

Comprehensive income:
Net earnings	—	—	—	—	—	3,592	—	3,592
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $221	—	—	—	—	361	—	—	361

Total comprehensive income	—	—	—	—	—	—	—	3,953
Dividends	—	—	—	—	—	(229)	—	(229)

Balance at June 30, 2003	1,876	1,167	—	—	898	32,684	—	36,625

Comprehensive income:
Net earnings	—	—	—	—	—	1,387	—	1,387
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $1,043	—	—	—	—	(1,691)	—	—	(1,691)

Total comprehensive income	—	—	—	—	—	—	—	(304)
Dividends	—	—	—	—	—	(1,733)	—	(1,733)
Merger of MHC into Jefferson Bancshares	—	100	—	—	—	11	—	111
Proceeds of stock conversion, net	66	64,406	—	—	—	—	—	64,472
Conversion of shares held under MHC structure	(1,876)	1,876	—	—	—	—	—	—
Shares issued in exchange for shares held under MHC structure	14	(14)	—	—	—	—	—	—
Contribution of stock to the Jefferson Federal Charitable Foundation	4	3,746	—	—	—	—	—	3,750
Common stock acquired by employee stock ownership plan	—	—	(6,701)	—	—	—	—	(6,701)
Shares committed to be released by the employee stock ownership plan	—	154	436	—	—	—	—	590
Stock options exercised	—	33	—	—	—	—	—	33
Tax benefit from exercise of nonqualifying stock options	—	28	—	—	—	—	—	28
Stock grants under the 2004 Stock Incentive Plan	—	—	—	(3,527)	—	—	—	(3,527)
Earned portion of stock grants	—	—	—	220	—	—	—	220
Purchase of stock for the 2004 Stock Incentive Plan	—	—	—	(181)	—	—	—	(181)

Balance at June 30, 2004	84	71,496	(6,265)	(3,488)	(793)	32,349	—	93,383

(Continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2004	$84	$71,496	$(6,265)	$(3,488)	$(793)	$32,349	$—	$93,383

Comprehensive income:
Net earnings	—	—	—	—	—	3,450	—	3,450
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $397	—	—	—	—	638	—	—	638

Total comprehensive income	—	—	—	—	—	—	—	4,088
Dividends	—	—	—	—	—	(1,902)	—	(1,902)
Shares committed to be released by the employee stock ownership plan	—	129	432	—	—	—	—	561
Stock options exercised	—	44	—	—	—	—	—	44
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Earned portion of stock grants	—	—	—	440	—	—	—	440
Purchase of common stock (1,105,832 shares)	—	—	—	—	—	—	(14,599)	(14,599)
Dividends used for ESOP expenses	—	—	—	—	—	29	—	29
Dividends used for ESOP payment	—	—	—	—	—	143	—	143
Purchase of stock for the 2004 Stock Incentive Plan	—	—	—	(184)	—	—	—	(184)

Balance at June 30, 2005	$84	$71,694	$(5,833)	$(3,232)	$(155)	$34,069	$(14,599)	$82,028

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$3,450	$1,387	$3,592
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Stock contributed to the Jefferson Federal Charitable Foundation	—	3,750	—
Allocated ESOP shares	561	590	—
Depreciation and amortization expense	279	288	306
Amortization of premiums (discounts), net investment securities	17	1	136
Provision for loan losses	—	—	787
Gain on sale of fixed assets	—	1	—
Gain on sale of equity investments	(329)	—	—
Gain (loss) on sale of investment securities, net	284	(22)	(81)
FHLB stock dividends	(72)	(62)	(63)
Amortization of deferred loan fees, net	(122)	(175)	(164)
Loss (gain) on foreclosed real estate, net	(84)	(152)	(47)
Deferred tax benefit	159	(988)	(77)
Tax benefit from stock options and MRP	25	—	—
Earned portion of MRP	440	220	—
Increase in cash value of life insurance	(205)	(80)	—
Decrease (increase) in:
Accrued interest receivable	278	108	182
Other assets	74	533	(585)
Increase (decrease) in other liabilities	175	(220)	140

Net cash provided by (used for) operating activities	4,930	5,179	4,126

Cash flows from investing activities:
Loan originations, net of principal collections	(25,382)	(6,332)	8,475
Purchase of available-for-sale securities	(265)	(75,590)	(42,822)
Proceeds from sale of available-for-sale securities	35,725	24,914	3,725
Return of principal on mortgage-backed securities	4,211	6,861	8,227
Proceeds from maturities, calls, and prepayments	2,700	22,500	15,212
Proceeds from sale of equity investments	344	—	—
Purchase of bank owned life insurance	—	(5,000)	—
Proceeds from sale of premises and equipment	—	7	—
Purchase of premises and equipment	(2,232)	(1,246)	(273)
Proceeds from sale of (additions to) foreclosed real estate, net	480	792	721

Net cash provided by (used for) investing activities	15,581	(33,094)	(6,735)

(Continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Continued)

	Years Ended June 30,
	2005	2004	2003
Cash flows from financing activities:
Net increase (decrease) in deposits	(10,227)	(119,314)	92,398
Proceeds from stock conversion, net	—	57,771	—
Merger of MHC into Jefferson Bancshares	—	111	—
Proceeds from advances from FHLB	24,000	14,500	—
Repayment of FHLB advances	(13,000)	(10,500)	—
Purchase of company stock for stock based incentive plan	(185)	(3,708)	—
Purchase of treasury stock	(14,599)	—	—
Proceeds from exercise of stock options	44	34	—
Dividends paid	(1,928)	(1,111)	(229)

Net cash provided by (used for) financing activities	(15,895)	(62,217)	92,169

Net increase (decrease) in cash and cash equivalents, and interest-bearing deposits	4,616	(90,132)	89,560
Cash, cash equivalents, and interest-bearing deposits at beginning of period	6,411	96,543	6,983

Cash and cash equivalents at end of year	$11,027	$6,411	$96,543

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and advances	$4,639	$4,776	$6,518
Income taxes	$1,810	$2,052	$1,923
Real estate acquired in settlement of loans	$1,668	$1,826	$1,865

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2005, 2004 and 2003

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

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $7,228 and $2,608 at June 30, 2005 and 2004, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” according to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e. other comprehensive income). Investments in equity securities are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended June 30,
	2005	2004	2003
Net income:
As reported	$3,450	$1,387	$3,592
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(818)	—

Pro-forma	$3,450	$569	$3,592

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Years Ended June 30,
	2005	2004	2003
Basic net earnings per share:
As reported	$0.47	$0.18	$0.45
Pro-forma	0.47	0.07	0.45

Earnings per common share assuming dilution:
As reported	$0.47	$0.18	$0.45
Pro-forma	0.47	0.07	0.45

j.	The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank. At June 30, 2005 and 2004, these reserve balances amounted to $909 and $1,699, respectively.

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

	Years Ended June 30,
	2005	2004	2003
Weighted average number of common shares used in computing basic earnings per common share	7,265,831	7,723,215	8,001,071

Effect of dilutive stock options	16,496	42,266	41,981

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	7,282,327	7,765,481	8,043,052

The common shares for 2003 have been adjusted to reflect the conversion.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting for Stock-Based Compensation - In December 2004, the FASB issued Statement No. 123R, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. This Statement is effective for public entities that do not file as small business issuers-as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will begin to recognize compensation expense for stock options according to this pronouncement beginning July 1, 2005.

Exchanges of Nonmonetary Assets – In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate this statement having any material impact on their consolidated financial statements.

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$42,447	$83	$(393)	$42,137
Municipals	3,475	2	(60)	3,417
Mortgage-backed	7,695	117	—	7,812

Total securities available-for-sale	$53,617	$202	$(453)	$53,366

Weighted-average rate	3.42%

	June 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$80,443	$205	$(1,375)	$79,273
Municipals	3,425	1	(112)	3,314
Mortgage-backed	12,422	78	(82)	12,418

Total securities available-for-sale	$96,290	$284	$(1,569)	$95,005

Weighted-average rate	3.22%

Investment securities with a carrying value of $3,836 and $3,833 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2005 and 2004, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2005
Federal agency	$—	$—	$39,003	$(393)	$39,003	$(393)
Municipals	255	(9)	2,848	(51)	3,103	(60)
Mortgage-backed	—	—	—	—	—	—

	$255	$(9)	$41,851	$(444)	$42,106	$(453)

June 30, 2004
Federal agency	$71,428	$(1,375)	$—	$—	$71,428	$(1,375)
Municipals	2,801	(112)	—	—	2,801	(112)
Mortgage-backed	8,413	(82)	—	—	8,413	(82)

	$82,642	$(1,569)	$—	$—	$82,642	$(1,569)

The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments is attributable to changes in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered impaired on an other-than-temporary basis.

Maturities of debt securities at June 30, 2005, are summarized as follows:

	Available-for-Sale		Weighted Average Yield
	Amortized Cost	Fair Value
Within 1 year	$200	$200	4.50%
Over 1 year through 5 years	38,314	38,012	3.36%
After 5 years through 10 years	6,927	6,876	3.09%
Over 10 years	481	466	3.17%

	45,922	45,554
Mortgage backed securities	7,695	7,812	4.04%

	$53,617	$53,366	3.42%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Year Ended June 30,
	2005	2004	2003
Proceeds from sales	$35,725	$25,000	$3,725

Gross realized gains	$16	$147	$81
Gross realized losses	(300)	(125)	—

Net gains (losses)	$(284)	$22	$81

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2005	2004
Real estate loans:
Residential 1-4 family	$79,652	$84,784
Home equity lines of credit	4,898	3,143
Multi-family	8,568	9,213
Construction	7,029	3,001
Commercial	54,252	59,993
Land	14,415	10,760

	168,814	170,894

Commercial business loans	34,603	12,640

Non-real estate loans:
Automobile loans	4,457	2,200
Mobile home loans	379	531
Loans secured by deposits	1,041	1,084
Other consumer loans	1,705	2,038

Total consumer loans	7,582	5,853

Sub-total	210,999	189,387

Less:
Deferred loan fees, net	(268)	(306)
Unearned discount on loans	—	(1)
Allowance for losses	(2,293)	(2,479)

Loans, net	$208,438	$186,601

Weighted-average rate	6.64%	6.41%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2005	2004
Total impaired loans	$80	$265
Valuation allowance for impaired loans	$1	$64

Total non-accrual loans	$426	$1,083

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

	Years Ended June 30,
	2005	2004	2003
Average investment in impaired loans	$134	$240	$153
Interest income recognized on impaired loans	$3	$16	$4

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate. Real estate construction loans are secured principally by single-family dwellings.

Following is a summary of activity in allowance for losses:

	Years Ended June 30,
	2005	2004	2003
Balance, beginning of period	$2,479	$2,841	$2,696
Loans charged-off	(475)	(625)	(1,077)
Recoveries	289	263	435
Provision charged to expense	—	—	787

Balance, end of period	$2,293	$2,479	$2,841

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance, June 30, 2003	$1,085

Additions	215
Repayment	(135)

Balance, June 30, 2004	1,165

Additions	681
Repayment	(420)

Balance, June 30, 2005	$1,426

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 7 – MORTGAGE SERVICING

Mortgage loans serviced for others are not included in the accompanying statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $0, $0, and $7, at June 30, 2005, 2004, and 2003, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $0, $0, and $0, at June 30, 2005, 2004, and 2003, respectively.

NOTE 8 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2005	2004
Land	$3,685	$1,695
Office building	3,734	3,748
Leasehold improvements	74	74
Furniture and equipment	2,102	1,846

	9,595	7,363
Less accumulated depreciation and amortization	2,522	2,243

	$7,073	$5,120

Depreciation and amortization expense for the years ended June 30, 2005, 2004, and 2003, was $278, $288 and $306, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2005, pertaining to real property, future minimum payments are as follows:

For the year ended June 30,
2006	$62
2007	14

Total	$76

Lease	expense for June 30, 2005, 2004, and 2003 was $54, $15, and $15, respectively.

The Company has also entered into a service contract for data processing services. Future minimum payments under this agreement are as follows:

For the year ended June 30,
2006	$258
2007	290
2008	302
2009	101
2010	—

Total	$951

Data processing service expense for June 30, 2005, 2004, and 2003 was $382, $358, and $357, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 9 - DEPOSITS

Deposits are summarized as follows:

	June 30,
Description and Interest Rate	2005	2004
Noninterest-bearing NOW accounts	$9,973	$7,958
NOW accounts, 0.50% and 0.75%, respectively	18,818	15,220
Passbook accounts, 0.50% and 0.75%, respectively	12,944	13,849
Money market deposit accounts, 2.76% and 1.21%, respectively	31,841	28,930

Total transactions accounts	73,576	65,957

Certificates:
0.00 - 1.00%	—	7,442
1.01 - 2.00%	7,449	35,578
2.01 - 3.00%	68,640	54,532
3.01 - 4.00%	43,359	26,984
4.01 - 5.00%	1,453	13,785
5.01 - 6.00%	229	655

Total certificates, 2.91% and 2.50%, respectively	121,130	138,976

Total deposits	$194,706	$204,933

Weighted-average rate - deposits	2.46%	1.94%

The aggregate amount of time deposits in denominations of $100,000 or more was $31,190 and $33,918, respectively, at June 30, 2005 and 2004.

The Savings Association Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $100,000 are generally not federally insured.

At June 30, 2005, the scheduled maturities of time deposits are as follows:

2006	$79,081
2007	14,902
2008	26,268
2009	879

Total	$121,130

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 9 - DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	Years Ended June 30,
	2005	2004	2003
NOW	$88	$85	$125
Passbook accounts	66	75	141
Money market deposit accounts	605	358	466
Certificates	3,440	4,154	5,691

	4,199	4,672	6,423
Less - early withdrawal penalties	—	2	5

	$4,199	$4,670	$6,418

NOTE 10 - FHLB ADVANCE

Pursuant to collateral agreements with the Federal Home Loan Bank (“FHLB”), advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $65,362 at June 30, 2005. Outstanding advances were $17,000 and $6,000 at June 30, 2005 and 2004, respectively.

NOTE 11 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2005, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates. Beginning in the year ended June 30, 1999, the Company recaptured $622 of tax loss reserves over six years (i.e. $104 per year).

Income taxes are summarized as follows:

	Years Ended June 30,
	2005	2004	2003
Current taxes:
Federal income	$1,404	$1,690	$1,890
State excise	300	4	255

	1,704	1,694	2,145

Deferred taxes
Federal income	151	(1,004)	(74)
State excise	8	16	(3)

	159	(988)	(77)

	$1,863	$706	$2,068

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – INCOME TAXES (CONTINUED)

The provisions of SFAS No. 109 require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. There were no excess reserves at June 30, 2005 and 2004. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements.

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes
	Years Ended June 30,
	2005	2004	2003
Tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	5.8	0.1	3.0
Other, net	(4.7)	(0.4)	(0.5)

Effective tax rate	35.1%	33.7%	36.5%

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2005	2004
Deferred tax liabilities:
FHLB stock dividends	$(431)	$(403)
Allowance for “available-for-sale” securities	—	—
Depreciation	(54)	(22)

	(485)	(425)

Deferred tax assets:
Charitable contributions	1,040	1,194
Deferred loan fees, net	103	117
Allowance for “available-for-sale” securities	96	492
Accrued sick pay	—	—
MRP compensation	169	84
Deferred compensation	15	12
Allowance for losses on loans	882	957
REO writedowns	17	23
Unearned profit on sale of REO	41	48

Gross deferred tax assets	2,363	2,927
Valuation allowance	—	—

Deferred tax asset	2,363	2,927

Net deferred tax asset	$1,878	$2,502

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – EMPLOYEE BENEFIT PLANS

401 (K) RETIREMENT PLAN. The Company has a defined contribution pension plan covering all employees having attained the age of 20 and ½ and completing six months of service. Normal retirement date is the participant’s sixty-fifth birthday.

Before the Company established the Employee Stock Ownership Plan (effective July 1, 2003), the 401(k) plan was funded by annual employer contributions of 10% of the total plan compensation of all participants in the plan. The amount contributed by the employer was divided among the participants in the same proportion that each participant’s compensation bore to the aggregate compensation of all participants. Employer contributions vest to employees over a seven-year period. Employees are permitted to make contributions of up to 50% of their compensation subject to certain limits based on federal tax laws. Total pension plan expense for the year ended June 30, 2003 was $184.

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

ESOP compensation expense was $561 and $590 for the years ended June 30, 2005 and 2004. The original number of shares committed was 670,089 and 43,207 and 21,990 were released during the years ended June 30, 2005 and 2004. The 604,225 remaining unearned shares had an approximate fair market value of $7,734 at June 30, 2005.

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

Restricted stock grants aggregating 160,711 shares were awarded on January 29, 2004, having a fair value of $2,200. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2005, 2004 and 2003, was $440, $220 and $0, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	N/A	1.17%	N/A
Expected life (years)	N/A	10	N/A
Expected volatility	N/A	7.01%	N/A
Risk-free interest rate	N/A	4.22%	N/A

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	462,635	$12.44	70,389	$4.07	70,389	$4.07
Granted	—	—	401,778	13.69	—	—
Exercised	(9,599)	4.63	(9,532)	3.52	—	—
Forfeited	—		—		—

Outstanding at end of year	453,036	12.60	462,635	12.44	70,389	4.07
Options exercisable at year-end	131,619	9.95	60,857	4.16	70,389	4.07
Weighted-average fair value of options granted during the year	$—		$13.69		$—

Information pertaining to options outstanding at June 30, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.52 - $5.19	51,258	1.75 years	$4.08	51,258	$4.08
$13.69	401,778	8.58 years	13.69	80,361	13.69

Outstanding at end of year	453,036	7.81 years	$12.60	131,619	$9.95

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 13 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2005 and 2004, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2005, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2005 and 2004, are also presented in the table.

	Actual		Minimum Capital Requirements			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2005:
Total Capital (to Risk Weighted Assets)	$67,648	35.4%	$15,293	≥	8.0%	$19,116	≥	10.0%
Core Capital (to Tangible Assets)	65,539	22.7%	11,539	≥	4.0%	14,424	≥	5.0%
Tangible Capital (to Tangible Assets)	65,539	22.7%	4,327	≥	1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,539	34.3%	N/A			11,470	≥	6.0%

As of June 30, 2004:
Total Capital (to Risk Weighted Assets)	$64,731	38.8%	$13,352	≥	8.0%	$16,690	≥	10%
Core Capital (to Tangible Assets)	62,640	22.2%	11,280	≥	4.0%	14,101	≥	5%
Tangible Capital (to Tangible Assets)	62,640	22.2%	4,230	≥	1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	62,640	37.5%	N/A			10,014	≥	6%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 13 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2005	2004
GAAP Capital	$66,225	$63,237
Adjustments:
Deferred taxes	(835)	(1,178)
Unrealized (gains)/losses	149	581

Core, Tangible and Tier 1 Capital	65,539	62,640

Adjustments:
Allowances for losses	2,109	2,091

Total Capital	$67,648	$64,731

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

At June 30, 2004, the Bank’s retained earnings available for the payment of dividends was $34,544. Accordingly, $5,333 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2005. Funds available for loans or advances by the Bank to the Company amounted to $6,622.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 15 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2005		June 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and balances due from banks and interest-bearing deposits with banks	$11,027	$11,027	$6,411	$6,411
Available-for-sale and held-to maturity securities	53,366	53,366	95,005	95,005
Federal Home Loan Bank stock	1,652	1,652	1,580	1,580
Loans receivable	208,438	207,855	186,601	189,153
Accrued interest receivable	1,548	1,548	1,826	1,826
Other assets	3,137	3,137	—	—

Financial liabilities:
Deposits	(194,706)	(194,354)	(204,933)	(205,248)
FHLB Advance	(17,000)	(16,971)	(6,000)	(6,115)

Off-balance-sheet assets (liabilities):
Commitments to extend credit	—	(3,301)	—	(5,123)
Letters of credit	—	(330)	—	(141)
Unused lines of credit	—	(10,952)	—	(6,735)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. Commitments at June 30, 2005 to originate adjustable-rate loans were approximately $3.3 million. Commitments at June 30, 2005 to originate fixed-rate loans were approximately $21 with a term of fifteen years or less and interest rates of 5.95% to 5.95%. Commitments at June 30, 2004 and 2003 to originate adjustable-rate loans were approximately $4.9 and $1.1 million, respectively. Commitments at June 30, 2004 and 2003 to originate fixed-rate loans with terms of fifteen years or less were approximately $332 and $494, respectively. Fixed rates ranged from 4.45% to 7.60% for June 30, 2004 and 5.50% to 6.00% for June 30, 2003.

The Company has entered into employment agreements with its President and CEO Anderson L. Smith and Charles Robinette, Chairman of the Company’s Knoxville Region. Agreement stipulations are terms, duties, compensation and performance bonuses and provides remedies for both parties upon certain events occurring. CEO Smith’s agreement provides for deferred compensation upon him attaining age 65.

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

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

Balance Sheet	June 30, 2005
Assets
Cash and due from banks	$6,382
Investment securities classified as available for sale, net	1,990
Investment in common stock of Jefferson Federal Bank	39,877
Loan receivable from ESOP	6,210
Deferred tax asset	1,043
Other assets	224

Total assets	$55,726

Liabilities and Stockholders’ Equity
Accrued expenses	$775

Stockholders’ equity	54,951

Total liabilities and stockholders’ equity	$55,726

Statement of Income	Year Ended June 30, 2005

Dividends from Jefferson Federal Bank	$1,902
Interest on investment securities	424
Other income	324

Total income	2,650

Charitable contribution	—
Other operating expenses	437

Total operating expenses	437

Income before income taxes and equity in undistributed net income of Jefferson Federal Bank	2,213
Income tax (benefit)	147

2,066

Equity in undistributed net income of Jefferson Federal Bank	1,384

Net income	$3,450

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Statement of Cash Flows	Year Ended June 30, 2005
Cash flows from operating activities:
Net income	$3,450

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Jefferson Federal Bank	(1,358)
Deferred tax benefit	152
Tax benefit from stock options and MRP	25
Loss on sale of investments	213
Increase in other assets	217
Increase in other liabilities	38

Net cash provided by operations	2,737

Cash flows from investing activities:
Sales and maturities of debt securities	19,778
Purchase of debt securities	—
Investment in Jefferson Federal Bank	(29)
Return of principal on loan to ESOP	326

Net cash used for investing activities	20,075

Cash flows from financing activities:
Purchase of treasury stock	(14,599)
Purchase of company stock for incentive plan	(185)
Proceeds from exercise of options	44
Dividends paid on common stock	(1,899)

Net cash provided by financing activities	(16,639)

Net increase in cash and cash equivalents	6,173
Cash and cash equivalents at beginning of year	209

Cash and cash equivalents at end of year	$6,382

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 19 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(Unaudited)
Interest income	$3,888	$3,898	$4,000	$3,994
Interest expense	1,095	1,112	1,165	1,268

Net interest income	2,793	2,786	2,835	2,726

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,793	2,786	2,835	2,726
Noninterest income	264	198	327	415
Noninterest expense	1,597	1,567	1,915	1,951

Earnings before income taxes	1,460	1,417	1,247	1,190
Income taxes	508	535	385	436

Net earnings	$952	$882	$862	$754

Earnings per share, basic	$0.12	$0.12	$0.12	$0.11
Earnings per share, diluted	$0.12	$0.12	$0.12	$0.11

	Three Months Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	(Unaudited)
Interest income	$4,142	$4,063	$3,996	$3,866
Interest expense	1,329	1,264	1,130	1,053

Net interest income	2,813	2,799	2,866	2,813

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,813	2,799	2,866	2,813
Noninterest income	234	252	265	316
Noninterest expense	5,548	1,514	1,670	1,533

Earnings before income taxes	(2,501)	1,537	1,461	1,596
Income taxes	(910)	571	428	617

Net earnings	$(1,591)	$966	$1,033	$979

Earnings per share, basic	$(0.19)	$0.12	$0.13	$0.13
Earnings per share, diluted	$(0.19)	$0.11	$0.13	$0.13