Form 10-Q
period 2005-09-30
JEFFERSON BANCSHARES INC
filed 2005-11-09
CIK 1222915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes /_/  No  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       At November 9, 2005, the registrant had 7,118,823 shares of common stock, $0.01 par value per share, outstanding.


                                                   INDEX
                                                                                                               Page

                                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Condition - Unaudited
           Three months ended September 30, 2005 and year ended June 30, 2005.............................        3

           Consolidated Statements of Earnings - Unaudited
           Three months ended September 30, 2005 and 2004.................................................        4

           Consolidated Statements of Changes in Stockholders' Equity - Unaudited
           Three months ended September 30, 2005 and 2004.................................................        5

           Consolidated Statements of Cash Flows - Unaudited
           Three months ended September 30, 2005 and 2004.................................................        6

           Notes to Consolidated Financial Statements - Unaudited.........................................        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................       12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       24

Item 4.    Controls and Procedures........................................................................       24

                          Part II. - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................       25
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................       25
Item 3.    Defaults Upon Senior Securities................................................................       26
Item 4.    Submission of Matters to a Vote of Security Holders............................................       26
Item 5.    Other Information..............................................................................       26
Item 6.    Exhibits ......................................................................................       26

SIGNATURES



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                                      Consolidated Statements of Condition
                                             (Dollars in thousands)

                                                                              SEPTEMBER 30,             JUNE 30,
                                                                                  2005                    2005
                                                                           ------------------      ------------------
                                                                               (Unaudited)
ASSETS

Cash and cash equivalents                                                   $           5,094       $           3,799
Interest-earning deposits                                                              11,980                   7,228
Investment securities classified as available for sale, net                            47,452                  53,366
Federal Home Loan Bank stock                                                            1,672                   1,652
Bank owned life insurance                                                               5,338                   5,285
Loans receivable, net of allowance for loan losses
       of $2,281 and $2,293                                                           215,040                 208,438
Premises and equipment, net                                                             7,763                   7,073
Foreclosed real estate, net                                                               259                     914
Accrued interest receivable:
       Investments                                                                        307                     489
       Loans receivable                                                                 1,193                   1,059
Deferred tax asset                                                                      1,832                   1,878
Other assets                                                                            2,261                   3,860
                                                                           ------------------      ------------------

Total Assets                                                                $         300,191       $         295,041
                                                                           ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                  $           9,011       $           9,973
       Interest-bearing                                                               187,064                 184,733
Federal Home Loan Bank advances                                                        22,000                  17,000
Other liabilities                                                                       1,049                   1,307
Accrued income taxes                                                                      283                       -
                                                                           ------------------      ------------------
       Total liabilities                                                              219,407                 213,013
                                                                           ------------------      ------------------

Commitments and contingent liabilities                                                      -                       -

Stockholders' equity:
       Preferred stock, $.01 par value; 10,000,000 shares
         authorized; no shares issued or outstanding                                        -                       -
       Common stock, $.01 par value; 30,000,000 shares authorized;
         8,385,517 shares issued and 7,151,303 and 7,289,284 outstanding                   84                      84
       Additional paid-in capital                                                      71,792                  71,694
       Unearned ESOP shares                                                            (5,725)                 (5,833)
       Unearned compensation                                                           (3,122)                 (3,232)
       Accumulated other comprehensive income                                            (255)                   (155)
       Retained earnings                                                               34,425                  34,069
       Treasury stock, at cost; 1,243,813 and 1,105,832 shares                        (16,415)                (14,599)
                                                                           ------------------      ------------------
            Total stockholders' equity                                                 80,784                  82,028
                                                                           ------------------      ------------------

Total liabilities and stockholders' equity                                  $         300,191       $         295,041
                                                                           ==================      ==================

                                See accompanying notes to financial statements



                    JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                 Consolidated Statements of Earnings (Unaudited)
              (Dollars in Thousands, Except Net Earnings Per Share)


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2005             2004
                                                                     ----             ----
INTEREST INCOME:
     Interest on loans receivable                                $       3,644    $       3,122
     Interest on investment securities                                     468              723
     Other interest                                                         82               43
                                                                 --------------   -------------
               Total interest income                                     4,194            3,888
                                                                 --------------   -------------

INTEREST EXPENSE:
     Deposits                                                            1,201            1,008
     Advances from FHLB                                                    179               87
                                                                 --------------   -------------
               Total interest expense                                    1,380            1,095
                                                                 --------------   -------------

               NET INTEREST INCOME                                       2,814            2,793
     Provision for loan losses                                               -                -
                                                                 --------------   -------------
     Net interest income after provision for loan losses                 2,814            2,793
                                                                 --------------   -------------

NONINTEREST INCOME:
     Dividends from investments                                             17               26
     Mortgage origination income                                           186                -
     Service charges and fees                                              139              151
     Gain on sale of foreclosed real estate, net                            77               28
     BOLI increase in cash value                                            53               54
     Other                                                                  28               30
                                                                 --------------   -------------
               Total noninterest income                                    500              289
                                                                 --------------   -------------

NONINTEREST EXPENSE:
     Compensation and benefits                                           1,281              939
     Occupancy expense                                                     107               73
     Equipment and data processing expense                                 240              220
     Loss on sale of investment securities, net                             44               25
     SAIF deposit insurance premium                                          6                8
     REO expense                                                            26               20
     Advertising                                                            64               35
     Other                                                                 351              302
                                                                 --------------   -------------
               Total noninterest expense                                 2,119            1,622
                                                                 --------------   -------------

     EARNINGS BEFORE INCOME TAXES                                        1,195            1,460
                                                                 --------------   -------------

INCOME TAXES:
     Current                                                               302              525
     Deferred                                                              108              (17)
                                                                 --------------   -------------
               Total income taxes                                          410              508
                                                                 --------------   -------------

NET EARNINGS                                                     $         785    $         952
                                                                 ==============   =============

NET EARNINGS PER SHARE, BASIC                                    $        0.12    $        0.12
                                                                 =============    =============
NET EARNINGS PER SHARE, DILUTED                                  $        0.12    $        0.12
                                                                 =============    =============

                 See accompanying notes to financial statements



                                    JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Statements of Changes in Stockholders' Equity
                           Three Months Ended September 30, 2005 and 2004 (Unaudited)
                                             (Dollars in Thousands)

                                                           UNALLOCATED                ACCUMULATED
                                               ADDITIONAL    COMMON                     OTHER                             TOTAL
                                     COMMON     PAID-IN     STOCK IN     UNEARNED    COMPREHENSIVE RETAINED  TREASURY  STOCKHOLDERS'
                                      STOCK     CAPITAL       ESOP      COMPENSATION     INCOME    EARNINGS    STOCK      EQUITY
                                   ---------- ------------ ------------ ------------- ------------ --------- --------- -------------
Balance at June 30, 2005             $   84    $   71,694   $  (5,833)     $(3,232)    $  (155)    $34,069   $ (14,599)  $   82,028
                                                                                                                         -----------
Comprehensive income:
   Net earnings                           -             -           -            -           -         785           -          785
   Change in net unrealized gain
     (loss) on securities available
     for sale, net of taxes of $(62)      -             -            -           -        (100)          -           -         (100)
                                                                                                                         -----------
   Total comprehensive income             -             -            -           -           -           -           -          685

Dividends                                 -             -            -           -           -        (429)          -         (429)
Shares committed to be released by
    the employee stock ownership plan     -            32          108           -           -           -           -          140
Stock options expensed                    -            66            -           -           -           -           -           66
Tax benefit from exercise of
    nonqualifying stock options           -             -            -           -           -           -           -            -
Earned portion of stock grants            -             -            -         110           -           -           -          110
Purchase of common stock
    (137,981 shares)                      -             -            -           -           -           -      (1,816)      (1,816)
                                   ---------   -----------  -----------    --------    --------    -------   ----------- -----------
Balance at September 30, 2005      $     84    $   71,792   $   (5,725)    $(3,122)    $  (255)    $34,425   $  (16,415) $   80,784
                                   =========   ===========  ===========    ========    ========    =======   =========== ===========


Balance at June 30, 2004           $     84    $   71,496   $   (6,265)    $(3,488)    $  (793)    $32,349   $        -  $   93,383
                                                                                                                         -----------
Comprehensive income:
   Net earnings                           -             -            -           -           -         952            -         952
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of taxes of $629      -             -            -           -       1,014           -            -       1,014
                                                                                                                         -----------
   Total comprehensive income             -             -            -           -           -           -            -       1,966

Dividends                                 -             -            -           -           -        (404)           -        (404)
Shares committed to be released by the
    employee stock ownership plan         -            30          108           -           -           -            -         138
Earned portion of stock grants            -             -            -         110           -           -            -         110
Purchase of stock for the 2004
   Stock Incentive Plan                   -             -            -        (184)          -           -            -        (184)
Purchase of common stock
   (313,176 shares)                       -             -            -           -           -           -       (4,125)     (4,125)
                                   ---------   -----------  -----------    --------    --------    -------   ----------- -----------
Balance at September 30, 2004      $     84    $   71,526   $   (6,157)    $(3,562)    $   221     $32,897   $   (4,125) $   90,884
                                   =========   ===========  ===========    ========    ========    =======   =========== ===========



                            JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Cash Flows (Unaudited)
                                     (Dollars in Thousands)

                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                          --------------------------
                                                                                             2005          2004
                                                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                         $       785   $       952
     Adjustments to reconcile net earnings to net cash provided by (used for)
      operating activities
           Allocated ESOP shares                                                                  140           138
           Depreciation and amortization expense                                                   64            59
           Amortization of premiums (discounts), net on investment securities                       8             4
           (Gain) loss on sale of investment securities and mortgage-backed securities, net        60            25
           (Gain) on sale of equity investments                                                   (16)            -
           FHLB stock dividends                                                                   (20)          (17)
           Amortization of deferred loan fees, net                                                (29)          (34)
           Loss (gain) on sale of foreclosed real estate, net                                     (77)          (28)
           Deferred tax benefit                                                                   108           (17)
           Increase in cash value of life insurance                                               (53)          (53)
           Earned portion of MRP                                                                  110           110
           Stock options expensed                                                                  66             -
           Decrease (increase) in:
               Accrued interest receivable                                                         48           369
               Other assets                                                                     1,599           122
           Increase (decrease) in other liabilities and accrued income taxes                      325           522
                                                                                          ------------  ------------
               Net cash provided by (used for) operating activities                             3,118         2,152
                                                                                          ------------  ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Loan originations, net of principal collections                                           (6,003)      (11,773)
     Investment securities classified as available for sale:
               Purchased                                                                         (165)            -
               Proceeds from sale                                                               5,022        16,396
               Proceeds from maturity                                                               -         1,500
               Return of principal on mortgage-backed securities                                  827         1,377
     Purchase of premises and equipment                                                          (754)          (24)
     Proceeds from sale of (additions to) foreclosed real estate, net                             178            69
                                                                                          ------------  ------------
               Net cash provided by (used for) investing  activities                             (895)        7,545
                                                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                        1,369          (698)
     Proceeds from advances from FHLB                                                          11,000        15,000
     Repayment of FHLB advances                                                                (6,000)       (9,000)
     Purchase of company stock for the 2004 Stock Based Incentive Plan                              -           (14)
     Purchase of treasury stock                                                                (1,816)       (4,125)
     Cash dividend paid on common stock                                                          (729)         (755)
                                                                                          ------------  ------------
               Net cash provided by (used for) financing activities                             3,824           408
                                                                                          ------------  ------------

Net increase (decrease) in cash, cash equivalents and interest-earning deposits                 6,047        10,105
Cash, cash equivalents and interest-earning deposits at beginning of period                    11,027         6,411
                                                                                          ------------  ------------

Cash, cash equivalents and interest-earning deposits at end of period                     $    17,074   $    16,516
                                                                                          ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
       Interest on deposits                                                               $     1,201   $     1,008
       Interest on FHLB advances                                                                  179            87
       Income taxes                                                                               365            75
       Real estate acquired in settlement of loans                                                109           118


                     See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the "Company" or "Jefferson Bancshares") and its wholly-owned subsidiary, Jefferson Federal Bank (the "Bank" or "Jefferson Federal"). The unaudited financial statements of Jefferson Bancshares, Inc. were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

(2)      PRINCIPLES OF CONSOLIDATION
         ---------------------------
         The consolidated financial statements include the accounts of Jefferson Bancshares, Inc. and its wholly-owned subsidiary, Jefferson Federal Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      USE OF ESTIMATES
         ----------------
         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown. Actual results could differ from the estimates and assumptions used in the consolidated financial statements. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

(4)      LIMITATION ON CAPITAL DISTRIBUTIONS
         -----------------------------------
         Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with, or condition imposed by, the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. In the event Jefferson Federal's
                                       7
         capital falls below its regulatory requirements or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Jefferson Federal's ability to make capital distributions could be restricted. Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with the Conversion described in Note 2.

(5)      EARNINGS PER COMMON SHARE
         -------------------------
         Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unearned ESOP shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

                                                    WEIGHTED-AVERAGE SHARES
                                                       OUTSTANDING FOR THE
                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 -------------------------------
                                                      2005            2004
                                                 ---------------  --------------

Weighted average number of common shares used
   in computing basic earnings per common share       6,620,320       7,701,618
Effect of dilutive stock options                         13,169          15,865
                                                 ---------------  --------------

Weighted average number of common shares and
   dilutive potential common shares used in
   computing earnings per common share
   assuming dilution                                  6,633,489       7,717,483
                                                 ===============  ==============

(6)      STATEMENTS OF CASH FLOWS
         ------------------------
         Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)      ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
         ------------------------------------------------
         Impairment of loans having recorded investment of $80,000 at September 30, 2005 and an average investment of $80,000 during the three-month period ended September 30, 2005 has been recognized in conformity with the Financial Accounting Standards Board ("FASB") Statement No. 118. The total allowance for loan losses related to these loans was $2,000 at September 30, 2005. Other nonaccrual loans at September 30, 2005 were approximately $221,000. For the three months ended September 30, 2005, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms, amounted to approximately $5,000. There was no interest income from impaired and non-accrual loans included in the Company's interest income for the three months ended September 30, 2005.

         The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2005:

                                                  ALLOWANCE FOR LOAN LOSSES
                                                    (DOLLARS IN THOUSANDS)
                                                 ----------------------------

Balance at June 30, 2005                                            $ 2,293
Provision for loan losses                                                 -
Charge-offs                                       $    (48)
Recoveries                                              36
                                                  ---------
Net (charge-offs)/recoveries                                            (12)
                                                                    --------
Balance at September 30, 2005                                       $ 2,281
                                                                    ========

(8)      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
         -------------------------------------------------
         Jefferson Bancshares is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Company minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis. Collateral held by the Company consists of a first or second mortgage on the borrower's property. The amount of collateral obtained is based upon an appraisal of the property.

         At September 30, 2005, we had approximately $267,000 in loan commitments, consisting of $175,000 in commitments to originate residential loans and $92,000 to originate commercial loans. In addition to commitments to originate loans, we had $10.0 million in loans-in-process, $612,000 in unused standby letters of credit and approximately $13.5 million in unused lines of credit.

(9)      DIVIDEND DECLARATION
         --------------------
         On August 26, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of September 30, 2005 and payable on October 11, 2005.

(10)     STOCK INCENTIVE PLANS
         ---------------------
         Under the Bank's 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan ("MRP"), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of September 30, 2005, there were 51,258 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the three-month period, no options were exercised.

       On January 8, 2004, the Company adopted the 2004 Stock Incentive Plan which authorized the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of September 30, 2005, there were 401,778 options and 160,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

       The table below summarizes the status of the Company's stock option plans as of September 30, 2005.

                                                              THREE MONTHS ENDED
                                                              SEPTEMBER 30, 2005
                                                              ------------------
                                                                           Weighted-
                                                                            average
                                                          Shares         exercise price
                                                       -------------     ---------------
         Outstanding at beginning of period               453,036            $12.60
         Granted during the three-month period                  -                 -
         Options exercised                                      -                 -
         Outstanding at September 30, 2005                453,036            $12.60

         Options exercisable at September 30, 2005        131,619            $ 9.95

       The following information applies to options outstanding at September 30, 2005:

         Number outstanding                                              453,036
         Range of exercise prices                                 $3.52 - $13.69
         Weighted-average exercise price                                  $12.60
         Weighted-average remaining contractual life                  7.55 years
         Number of options remaining for future issuance                 296,972

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" (SFAS 123R), an amendment of FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 ("APB 25") and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

       Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. This will require the Company to expense the unvested portion of options granted in 2004, which will reduce net earnings by approximately $217,000 in fiscal year 2006 and $542,500 in the remaining service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The estimated fair value of stock options at grant date has been determined using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.


                                                           Three months
                                                              ended
                                                          September 30,
                                                               2004
                                                        -----------------
Net Income:
      As reported                                         $        952
      Deduct:  Total stock-based employee
          compensation expense determined under
          fair value method for all awards, net of
          related tax effects.                                     (54)
                                                         ---------------
      Pro-forma                                           $        898
                                                         ===============


Basic net earnings per share:
      As reported                                         $       0.12
      Pro-forma                                           $       0.12
Earnings per common share assuming dilution
      As reported                                         $       0.12
      Pro-forma                                           $       0.12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

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

Jefferson Federal is a community oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public using such funds to originate loans secured by first mortgages on owner-occupied, one- to four- family residential properties, as well as to originate commercial real estate and multi-family mortgage loans, construction loans, consumer loans, commercial non-real estate loans and make other investments permitted by applicable laws and regulations.

The Bank's savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). Jefferson Federal Bank is a member of the Federal Home Loan Bank ("FHLB") System.


PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT
--------------------------------------------------------------
This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; but rather, are statements based on Jefferson Bancshares' current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company's loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended June 30, 2005 under "Item 1. Business - Risk Factors." These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NET INCOME
----------
Net income was $785,000, or $0.12 per diluted share, for the quarter ended September 30, 2005 compared to net income of $952,000, or $0.12 per diluted share, for the comparable period in 2004. Net income for the quarter ended September 30, 2005 was adversely affected by an increase in noninterest expense related to expansion activities in Knoxville, Tennessee, as well as our adoption of Financial Accounting Standards Board's ("FASB") Statement 123R, which requires the expensing of stock options.

Annualized return on average assets was 1.05% for the three months ended September 30, 2005, compared to 1.22% for the comparable period in 2004. Annualized return on average equity was 3.87% for the three months ended September 30, 2005, compared with 4.09% for the comparable period in 2004.

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                          -------------------------------
                                              2005             2004
                                          --------------   --------------
                                              (Dollars in thousands,
                                              except per share data)

Net earnings                                   $ 785            $ 952
Net earnings per share, basic                  $0.12            $0.12
Net earnings per share, diluted                $0.12            $0.12
Return on average assets (annualized)           1.05%            1.22%
Return on average equity (annualized)           3.87%            4.09%

NET INTEREST INCOME
-------------------
Net interest income before loan loss provision increased $21,000 to $2.8 million for the three months ended September 30, 2005 compared to the same period in 2004. The increase in short-term interest rates has improved the yield on earning assets; however, our cost of funds has also been affected by the increase in rates. The interest rate spread and net interest margin for the quarter ended September 30, 2005 were 3.38% and 4.06%, respectively, compared to 3.17% and 3.78% for the same period in 2004. The average yield on interest-earning assets increased 79 basis points to 6.05% while the average volume of earning assets declined $18.4 million, to $277.5 million at September 30, 2005 compared to the same period in 2004. The average rate paid on interest-bearing liabilities increased 57 basis points to 2.66% while the average volume of interest-earning liabilities decreased $2.8 million, to $207.2 million at September 30, 2005 compared to the same period in 2004.

The following table summarizes changes in interest income and expense for the three-month periods ended September 30, 2005 and 2004:

                                            THREE MONTHS
                                                ENDED
                                             SEPTEMBER 30,
                                   ------------------------------
                                       2005            2004           $ CHANGE        % CHANGE
                                   -------------   --------------   -------------   --------------
                                      (Dollars in thousands)
INTEREST INCOME:
Loans                              $      3,644    $       3,122    $        522         16.7%
Investment securities                       468              723            (255)       (35.3%)
Interest-earning deposits                    62               26              36        138.5%
FHLB stock                                   20               17               3         17.6%
                                   -------------   --------------   -------------
     Total interest income                4,194            3,888             306          7.9%

INTEREST EXPENSE:
Deposits                                  1,201            1,008             193         19.1%
Borrowings                                  179               87              92        105.7%
                                   -------------   --------------   -------------
     Total interest expense               1,380            1,095             285         26.0%
                                   -------------   --------------   -------------
     Net interest income           $      2,814    $       2,793    $         21          0.8%
                                   =============   ==============   =============

The following table summarizes average balances and average yields and costs:

                                THREE MONTHS ENDED SEPTEMBER 30,
                          ----------------------------------------------
                             2005                    2004
                          ----------------------  ----------------------
                            AVERAGE     YIELD/      AVERAGE     YIELD/
                            BALANCE      COST       BALANCE      COST
                          ------------  --------  ------------  --------
                                    (Dollars in thousands)

Loans                       $ 214,867     6.78%     $ 198,974     6.28%
Investment securities          50,968     3.67%        87,319     3.31%
Interest-earning deposits      10,003     2.48%         8,046     1.29%
FHLB stock                      1,665     4.80%         1,591     4.27%
Deposits                      186,218     2.58%       198,382     2.03%
Borrowings                     21,000     3.41%        11,667     2.98%

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

                                                    THREE MONTHS
                                               2005 COMPARED TO 2004
                                         -----------------------------------
                                          INCREASE (DECREASE)
                                                DUE TO
                                         -----------------------
                                           VOLUME       RATE         NET
                                         ----------  -----------  ----------
                                                   (In thousands)
Interest income:
  Loans receivable                       $     259   $      263   $     522
  Investment securities                       (374)         119        (255)
  Other                                          8           31          39
                                         ----------  -----------  ----------
        Total interest-earning assets         (107)         413         306
                                         ----------  -----------  ----------
Interest expense:
  Deposits                                     (57)         250         193
  Borrowings                                    78           14          92
                                         ----------  -----------  ----------
      Total interest-bearing liabilities        21          264         285
                                         ----------  -----------  ----------
  Net change in interest income          $    (128)  $      149   $      21
                                         ==========  ===========  ==========

For the three months ended September 30, 2005, total interest income was $4.2 million, an increase of $306,000, or 7.9%, when compared to $3.9 million for the same period in 2004. The increase in interest income was primarily due to an increase in both the volume and yield on average loans more than offsetting a decrease in the volume of investment securities.

Interest on loans increased $522,000, or 16.7%, to $3.6 million for the three months ended September 30, 2005. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial and consumer loan portfolio, combined with a higher average yield. The average yield on loans increased 50 basis points, to 6.78% for the three months ended September 30, 2005 compared to the same period in 2004. Most of the commercial loans that have been originated have been tied to prime and will reprice quickly as interest rates change.

Interest on investment securities decreased $255,000, or 35.3%, to $468,000 as a result of a decrease in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities was $51.0 million at September 30, 2005 compared to $87.3 million for the comparable period in 2004. The average yield on investments increased 37 basis points to 3.67% at September 30, 2005. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. Interest on deposits increased for the three-month period due to our increased liquidity for future loan demand. Interest on deposits was $62,000 for the three-month period ended September 30, 2005, compared to $26,000 for the comparable period in 2004. Dividends on Federal Home Loan Bank ("FHLB") stock were $20,000 for the three-month period ended September 30, 2005, and $17,000 for the comparable period in 2004. FHLB dividends are paid with additional shares of FHLB stock.

Total interest expense increased $285,000, or 26.0%, to $1.4 million for the three-month period ended September 30, 2005 compared to the same period in 2004 due to an increase in the average rate paid on interest-bearing liabilities more than offsetting a decrease in the average balance of interest-bearing liabilities. Interest expense on deposits increased $193,000, or 19.1%, to $1.2 million for the three-month period ended September 30, 2005 due to an increase in the average rate paid on deposits more than offsetting a decrease in the average balance of deposits. The average rate paid on deposits increased 55 basis points to 2.58% for the three-month period in 2005 due to higher rates paid on money market accounts and time deposits. The increase in the rate paid on deposits reflects an increase in short-term interest rates. Interest expense on FHLB advances was $179,000 for the three months ended September 30, 2005 compared to $87,000 for the comparable period in 2004 due to a higher average balance and a higher rate paid. FHLB advances were utilized as a funding source for supporting loan growth during the three months ended September 30, 2005.

PROVISION FOR LOAN LOSSES
-------------------------
We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs amounted to $12,000 for the three-month period ended September 30, 2005 compared to $7,000 for the comparable period in 2004. There were no additions to the allowance for loan losses during either period. Nonperforming loans totaled $221,000 at September 30, 2005 compared to $2.3 million for the comparable period in 2004.

NONINTEREST INCOME
------------------
Noninterest income increased $211,000, or 73.0%, to $500,000 for the three months ended September 30, 2005 compared to $289,000 for the comparable period in 2004. Mortgage origination fee income accounted for the largest increase in noninterest income with $186,000 for the current three-month period and no comparable income from mortgage originations in 2004. Gain on sale of foreclosed property was $77,000 for the three months ended September 30, 2005 compared to $28,000 for the same period in 2004. Service charges and fees decreased $12,000, or 7.9%, to $139,000 for the three months ended September 30, 2005 compared to $151,000 for the same period in 2004.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2005 compared to the same period in 2004.

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                              -------------------------        $             %
                                                 2005          2004         CHANGE        CHANGE
                                              -----------   -----------   ------------  ------------
                                                (Dollars in thousands)
Dividends from investments                    $       17    $       26     $       (9)     (34.6%)
Mortgage origination fees                            186             -            186          NM
Service charges and fees                             139           151            (12)      (7.9%)
Gain on sale of foreclosed property                   77            28             49      175.0%
BOLI increase in cash value                           53            54             (1)      (1.9%)
Other                                                 28            30             (2)      (6.7%)
                                              -----------   -----------   ------------
     Total  noninterest income                $      500    $      289     $      211       73.0%
                                              ===========   ===========   ============

NONINTEREST EXPENSE
-------------------
Noninterest expense increased $497,000, or 30.6%, to $2.1 million for the three-month period ended September 30, 2005, primarily due to an increase in compensation expense. Compensation expense increased $342,000, or 36.4%, to $1.3 million for the three-month period ended September 30, 2005, primarily due to staff additions for both the lending office in Knoxville, Tennessee which opened on January 1, 2005 and our two Knoxville, Tennessee branch offices anticipated to open in 2006. There were 81 employees at September 30, 2005 compared to 63 employees at September 30, 2004. On July 1, 2005, we adopted FASB Statement No. 123R, "Share-Based Payment" using the modified prospective approach, which requires the expensing of unvested stock options granted prior to the adoption date. The expense will be based on the grant-date fair value and will be recognized over the remaining vesting period. The cost of stock options that have vested prior to the adoption of SFAS 123R is never recognized. Accordingly, for the three months ended September 30, 2005, compensation expense included $66,000 related to the expensing of stock options.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2005 compared to the same period in 2004.


                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -------------------------       $             %
                                                           2005          2004         CHANGE        CHANGE
                                                        -----------   -----------   -----------   -----------
                                                         (Dollars in thousands)
Compensation and benefits                               $    1,281    $      939    $      342        36.4%
Occupancy                                                      107            73            34        46.6%
Equipment and data processing                                  240           220            20         9.1%
Loss on sale of investments                                     44            25            19        76.0%
SAIF deposit insurance premium                                   6             8            (2)      (25.0%)
REO expense                                                     26            20             6        30.0%
Advertising                                                     64            35            29        82.9%
Other                                                          351           302            49        16.2%
                                                        -----------   -----------   -----------
     Total noninterest expense                          $    2,119    $    1,622    $      497        30.6%
                                                        ===========   ===========   ===========

INCOME TAXES
------------
Income tax expense for the three months ended September 30, 2005 was $410,000 compared to $508,000 for the same period in 2004 due to a lower level of taxable income.

FINANCIAL CONDITION

ASSETS
------
At September 30, 2005, total assets were $300.2 million, an increase of $5.2 million, or 1.7%, compared to $295.0 million at June 30, 2005. The increase in assets was primarily attributable to an increase in loans, cash and cash equivalents, and interest-earning deposits more than offsetting a decline in investment securities. Proceeds from sales and maturities of investment securities and repayments of mortgage-backed securities were utilized to fund stock repurchases and to fund growth in the loan portfolio.

CASH, CASH EQUIVALENTS AND INTEREST-EARNING DEPOSITS
----------------------------------------------------
Cash and cash equivalents were $5.1 million at September 30, 2005 compared to $3.8 million at June 30, 2005. Interest-earning deposits increased $4.8 million to $12.0 million at September 30, 2005, which reflects our decision to increase liquidity for future loan demand.

INVESTMENTS
-----------
Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less, municipal securities and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities decreased $5.9 million, or 11.1%, to $47.5 million due primarily to sales of investment securities during the three-month period. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $413,000, or $255,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

AT SEPTEMBER 30, 2005
                                      AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                        COST           GAINS         LOSSES         VALUE
                                     ------------   ------------   -----------   ------------
                                                   (Dollars in thousands)
Securities Available-for-Sale
  Debt securities:
     Federal agency                  $    37,363    $        47    $     (486)   $    36,924
     Municipals                            3,635              4           (59)         3,580
     Mortgage-backed                       6,867             81             -          6,948
                                     ------------   ------------   -----------   ------------
          Total securities available-
          for-sale                   $    47,865    $       132    $     (545)   $    47,452
                                     ============   ============   ===========   ============

  Weighted-average rate                     3.60%
                                     ============

AT JUNE 30, 2005
                                      AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                        COST           GAINS         LOSSES         VALUE
                                     ------------   ------------   -----------   ------------
                                                   (Dollars in thousands)
Securities Available-for-Sale
  Debt securities:
     Federal agency                  $    42,447    $        83    $     (393)   $    42,137
     Municipals                            3,475              2           (60)         3,417
     Mortgage-backed                       7,695            117             -          7,812
                                     ------------   ------------   -----------   ------------
          Total securities available-
          for-sale                   $    53,617    $       202    $     (453)   $    53,366
                                     ============   ============   ===========   ============

     Weighted-average rate                  3.42%
                                     ============

LOANS
-----
Net loans increased $6.6 million, or 3.2%, to $215.0 million at September 30, 2005. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. Total real estate loans totaled $176.1 million, or 80.9% of gross loans at September 30, 2005 compared to $168.8 million, or 80.0% of gross loans, at June 30, 2005.

Commercial business loans decreased $2.2 million, or 6.3%, to $32.4 million at September 30, 2005. Commercial business loans were 14.9% of gross loans at September 30, 2005 compared to 16.4% of gross loans at June 30, 2005. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $9.0 million and represented 4.2% of total loans at September 30, 2005 compared to $7.6 million, or 3.6% of total loans at June 30, 2005. Consumer loans increased in the three months ended September 30, 2005 due to an increase in indirect automobile loans.


Loans receivable, net, are summarized as follows:

                                                   AT                           AT
                                              SEPTEMBER 30,                  JUNE 30,
                                                 2005                          2005
                                       -------------------------     -------------------------
                                                      PERCENT                       PERCENT            $            %
                                         AMOUNT     OF PORTFOLIO       AMOUNT     OF PORTFOLIO       CHANGE        CHANGE
                                       ------------ ------------     ------------ ------------     -----------  ----------
                                        (Dollars in thousands)
Real estate loans:
     Residential one-to four-family    $    79,669        36.6%      $    79,652        37.7%      $       17        0.0%
     Multi-family                            8,139         3.7%            8,568         4.1%            (429)      (5.0%)
     Construction                            8,590         3.9%            7,029         3.3%           1,561       22.2%
     Commercial                             57,620        26.5%           54,252        25.7%           3,368        6.2%
     Land                                   17,370         8.0%           14,415         6.8%           2,955       20.5%
     Home equity line of credit              4,754         2.2%            4,898         2.3%            (144)      (2.9%)
                                       ------------ ------------     ------------ ------------     -----------

             Total real estate loans       176,142        80.9%          168,814        80.0%           7,328        4.3%
                                       ------------ ------------     ------------ ------------     -----------

Commercial business loans                   32,439        14.9%           34,603        16.4%          (2,164)      (6.3%)
                                       ------------ ------------     ------------ ------------     -----------

Consumer Loans:
     Loans secured by deposit accounts       1,000         0.5%            1,041         0.5%             (41)      (3.9%)
     Other consumer loans                    1,650         0.8%            1,705         0.8%             (55)      (3.2%)
     Loans secured by automobiles            6,034         2.8%            4,457         2.1%           1,577       35.4%
     Mobile home loans                         357         0.2%              379         0.2%             (22)      (5.8%)
                                       ------------ ------------     ------------ ------------     -----------

             Total non-real estate loans     9,041         4.2%            7,582         3.6%           1,459       19.2%
                                       ------------ ------------     ------------ ------------     -----------

             Total commercial business
                 and consumer loans         41,480        19.1%           42,185        20.0%            (705)      (1.7%)
                                       ------------ ------------     ------------ ------------     -----------

              Total gross loans            217,622       100.0%          210,999       100.0%           6,623        3.1%

Less:
     Deferred loan fees, net                  (301)                         (268)                         (33)      12.3%
     Allowance for losses                   (2,281)                       (2,293)                          12       (0.5%)
                                       ------------                  ------------                  -----------
Loans receivable, net                  $   215,040                   $   208,438                   $    6,602        3.2%
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

Due to net charge-offs, the allowance for loan losses decreased $12,000 to $2.3 million at September 30, 2005. There were no additions to the allowance for loan losses during the three-month period ended September 30, 2005. Our allowance for loan losses represented 1.05% of total gross loans at September 30, 2005 compared to 1.09% of total gross loans at June 30, 2005.

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ---------------------------
                                                   2005           2004
                                                -----------    ------------
                                                  (Dollars in thousands)

Balance at beginning of period                  $    2,293     $     2,479
Provision for loan losses                                -               -
Recoveries                                              36             112
Charge-offs                                            (48)           (119)
                                                -----------    ------------
Net charge-offs                                        (12)             (7)
                                                -----------    ------------
Allowance at end of period                      $    2,281     $     2,472
                                                ===========    ============

Net charge-offs to average outstanding
    loans during the period, annualized               0.02%           0.01%

NONPERFORMING ASSETS
--------------------
We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets were $480,000 at September 30, 2005 compared to $1.3 million at June 30, 2005. Nonperforming loans were $221,000 and $426,000 at September 30, 2005 and June 30, 2005, respectively. Foreclosed real estate decreased $655,000 to $259,000 at September 30, 2005 due to the disposition of several pieces of foreclosed property. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.


                                                          SEPTEMBER 30,           JUNE 30,
                                                              2005                 2005
                                                        ---------------      ----------------
                                                                (Dollars in thousands)
Nonaccruing loans:
       Real estate                                          $       221          $        426
       Commercial business                                            -                     -
       Consumer                                                       -                     -
                                                            ------------         -------------

Total nonaccrual loans                                              221                   426

Real estate owned                                                   259                   914
Other repossessed assets                                              -                     -
                                                            ------------         -------------

Total nonperforming assets                                  $       480          $      1,340
                                                            ============         =============

Total nonperforming assets to total assets                         0.16%                 0.45%
Total nonperforming loans to total loans                           0.10%                 0.20%
Allowance for loan losses to total nonperforming loans          1032.13%               538.26%


BANK OWNED LIFE INSURANCE
-------------------------
We hold bank owned life insurance ("BOLI") to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at September 30, 2005 was $5.3 million.

DEPOSITS
--------
Total deposits increased $1.4 million to $196.1 million at September 30, 2005. Transaction accounts increased $3.3 million, or 4.5%, to $76.9 million, while time deposits decreased $2.0 million, or 1.6%, to $119.2 million at September 30, 2005. We have focused on attracting lower costing transaction accounts to manage our cost of funds. Transaction accounts represented 39.2% of total deposits at September 30, 2005 compared to 37.8% at June 30, 2005 and 33.1% at September 30, 2004. The decrease in time deposits is the result of our pricing strategy combined with strong competition for time deposits in our market.

                                 SEPTEMBER 30,       JUNE 30,
                                    2005              2005           $ CHANGE      % CHANGE
                               ---------------   ---------------   -------------  ------------
                                   (Dollars in thousands)
Certificates of deposit        $      119,174    $      121,130    $     (1,956)     (1.6%)
Savings accounts                       12,375            12,944            (569)     (4.4%)
Money market accounts                  37,544            31,841           5,703      17.9%
NOW accounts                           17,971            18,818            (847)     (4.5%)
Non-interest bearing accounts           9,011             9,973            (962)     (9.6%)
                               ---------------   ---------------   -------------
                               $      196,075    $      194,706    $      1,369       0.7%
                               ===============   ===============   =============

ADVANCES AND OTHER LIABILITIES
------------------------------
FHLB advances increased $5.0 million to $22.0 million at September 30, 2005. During the three-month period ended September 30, 2005, FHLB advances were utilized as a funding source for supporting loan growth.

STOCKHOLDERS' EQUITY
--------------------
Stockholders' equity decreased $1.2 million, or 1.5%, to $80.8 million at September 30, 2005. Retained earnings increased $356,000 to $34.4 million at September 30, 2005 due to net earnings of $785,000 partially offset by the payment of dividends to shareholders in the amount of $429,000. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders' equity. At September 30, 2005, the adjustment to stockholders' equity was an unrealized loss of $255,000 compared to a net unrealized loss of $155,000 at June 30, 2005. During the three-month period ended September 30, 2005, there were 137,981 shares of treasury stock purchased at a cost of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based on our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $5.1 million and interest-earning deposits totaled $12.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $47.5 million at September 30, 2005. In addition, at September 30, 2005, we had arranged the ability to borrow a total of approximately $65.4 million from the Federal Home Loan Bank of Cincinnati. In the three-month period ended September 30, 2005, Federal Home Loan Bank advances increased $5.0 million to $22.0 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At September 30, 2005, we had approximately $267,000 in loan commitments, consisting of $175,000 in commitments to originate residential loans and $92,000 to originate commercial loans. In addition to commitments to originate loans, we had $10.0 million in loans-in-process, $612,000 in unused standby letters of credit and approximately $13.5 million in unused lines of credit. We had $73.3 million in certificates of deposit due within one year and $76.9 million in other deposits without specific maturities at September 30, 2005. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We have the ability to attract and retain deposits by adjusting the interest rates offered. We experienced a net increase in total deposits of $1.4 million during the three-month period ended September 30, 2005.

At September 30, 2005, the average liquidity ratio was 25.88% compared to 33.58% at September 30, 2004. The level of liquidity has been reduced as net proceeds from the stock offering have been used for lending, operational growth and expansion activities.

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

For the three months ended September 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

CAPITAL COMPLIANCE

The following table presents our capital position relative to our regulatory capital requirements at September 30, 2005 and June 30, 2005:

                                                                                             TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 FOR CAPITAL              PROMPT CORRECTIVE
                                        ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                               -------------------------   ------------------------    ------------------------
                                 AMOUNT        RATIO         AMOUNT        RATIO        AMOUNT         RATIO
                                 ------        -----         ------        -----        ------         -----
                                                            (Dollars in thousands)

AT SEPTEMBER 30, 2005

Total Capital
     (To Risk Weighted Assets)   $ 67,711         34.2%      $ 15,858  >      8.0%      $ 19,822  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          65,614         22.3%        11,779  >      4.0%        14,724  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          65,614         22.3%         4,417  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     65,614         33.1%           N/A                     11,893  >       6.0%
                                                                                                 ---

AT JUNE 30, 2005

Total Capital
     (To Risk Weighted Assets)     67,648         35.4%        15,293  >      8.0%        19,116  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          65,539         22.7%        11,539  >      4.0%        14,424  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          65,539         22.7%         4,327  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     65,539         34.3%           N/A                     11,470  >       6.0%
                                                                                                 ---

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2005. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company's asset and liability position since June 30, 2005.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

                                                                                       (d)
                                                                                  MAXIMUM NUMBER
                                                                (c)              (OR APPROXIMATE
                                                           TOTAL NUMBER OF         DOLLAR VALUE)
                               (a)             (b)        SHARES (OR UNITS)        OF SHARES (OR
                           TOTAL NUMBER      AVERAGE        PURCHASED AS          UNITS) THAT MAY
                            OF SHARES       PRICE PAID    PART OF PUBLICLY        YET BE PURCHASED
                            (OR UNITS)      PER SHARE      ANNOUNCED PLANS        UNDER THE PLANS
Period                      PURCHASED       (OR UNIT)        OR PROGAMS             OR PROGRAMS
                          ---------------   -----------  --------------------   ---------------------
Month #1
July 1, 2005                     -             -                    -                   571,720 (1)
through
July 31, 2005

Month #2
August 1, 2005                135,115        $13.16               135,115               436,605 (1)
through
August 31, 2005

Month #3
September 1, 2005               2,866        $13.08                 2,866               433,739 (1)
through
September 30, 2005

Total                         137,981        $13.16               137,981               433,739

-----------------------------------------

(1) On July 30, 2004, the Company announced a Stock Repurchase Program under which the Company may repurchase up to an aggregate of 838,552 shares, or 10%, of the Company's common stock, from time to time, subject to market conditions. On April 29, 2005, the Company announced a stock repurchase program under which the Company may repurchase an additional 839,000 shares of the Company's common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors. No repurchase authorization expired during the three months ended September 30, 2005. The Company has repurchase authorization that it has elected to terminate prior to expiration or under which it does not intend to make further purchases.

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


                                           JEFFERSON BANCSHARES, INC.



November 9, 2005                            /s/ Anderson L. Smith
                                           -------------------------------------
                                           Anderson L. Smith
                                           President and Chief Executive Officer



November 9, 2005                           /s/ Jane P. Hutton
                                           -------------------------------------
                                           Jane P. Hutton
                                           Chief Financial Officer, Treasurer
                                            and Secretary