Form 10-Q
period 2005-12-31
JEFFERSON BANCSHARES INC
filed 2006-02-09
CIK 1222915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer /_/  Accelerated filer  /X/    Non-accelerated filer /_/

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes  /_/     No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      At February 9, 2006, the registrant had 6,847,112 shares of common stock, $0.01 par value per share, outstanding.


                                                   INDEX
                                                                                                               Page

                                       Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Condition - Unaudited
           Six months ended December 31, 2005 and year ended June 30, 2005................................        3

           Consolidated Statements of Earnings - Unaudited
           Three and six months ended December 31, 2005 and 2004..........................................        4

           Consolidated Statements of Changes in Stockholders' Equity - Unaudited
           Six months ended December 31, 2005 and 2004....................................................        5

           Consolidated Statements of Cash Flows - Unaudited
           Six months ended December 31, 2005 and 2004....................................................        6

           Notes to Consolidated Financial Statements - Unaudited.........................................        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................................       11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       26

Item 4.    Controls and Procedures........................................................................       26

                                       Part II. - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................       27
Item 1A.   Risk Factors...................................................................................       27
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................       27
Item 3.    Defaults Upon Senior Securities................................................................       28
Item 4.    Submission of Matters to a Vote of Security Holders............................................       28
Item 5.    Other Information..............................................................................       28
Item 6.    Exhibits ......................................................................................       28

SIGNATURES



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                                                Consolidated Statements of Condition
                                                       (Dollars in thousands)

                                                                               DECEMBER 31,              JUNE 30,
                                                                                  2005                    2005
                                                                            ------------------      ------------------
                                                                               (Unaudited)
ASSETS

Cash and cash equivalents                                                   $           2,699       $           3,799
Interest-earning deposits                                                               6,916                   7,228
Investment securities classified as available for sale, net                            46,792                  53,366
Federal Home Loan Bank stock                                                            1,696                   1,652
Bank owned life insurance                                                               5,391                   5,285
Loans receivable, net of allowance for loan losses
       of $2,234 and $2,293                                                           227,668                 208,438
Premises and equipment, net                                                             9,277                   7,073
Foreclosed real estate, net                                                               260                     914
Accrued interest receivable:
       Investments                                                                        493                     489
       Loans receivable                                                                 1,308                   1,059
Deferred tax asset                                                                      1,953                   1,878
Other assets                                                                            1,645                   3,860
                                                                            ------------------      ------------------

Total Assets                                                                $         306,098       $         295,041
                                                                            ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
       Noninterest-bearing                                                  $           9,000       $           9,973
       Interest-bearing                                                               186,200                 184,733
Federal Home Loan Bank advances                                                        32,000                  17,000
Other liabilities                                                                         980                   1,307
Accrued income taxes                                                                        6                       -
                                                                            ------------------      ------------------
       Total liabilities                                                              228,186                 213,013
                                                                            ------------------      ------------------

Commitments and contingent liabilities                                                      -                       -

Stockholders' equity:
       Preferred stock, $.01 par value; 10,000,000 shares
         authorized; no shares issued or outstanding                                        -                       -
       Common stock, $.01 par value; 30,000,000 shares authorized;
         8,385,517 shares issued and 6,902,612 and 7,289,284 outstanding                   84                      84
       Additional paid-in capital                                                      71,952                  71,694
       Unearned ESOP shares                                                            (5,617)                 (5,833)
       Unearned compensation                                                           (3,012)                 (3,232)
       Accumulated other comprehensive income                                            (532)                   (155)
       Retained earnings                                                               34,878                  34,069
       Treasury stock, at cost; 1,501,036 and 1,105,832 shares                        (19,841)                (14,599)
                                                                            ------------------      ------------------
            Total stockholders' equity                                                 77,912                  82,028
                                                                            ------------------      ------------------

Total liabilities and stockholders' equity                                  $         306,098       $         295,041
                                                                            ==================      ==================


                                           See accompanying notes to financial statements


                                              JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                                           Consolidated Statements of Earnings (Unaudited)
                                        (Dollars in Thousands, Except Net Earnings Per Share)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              DECEMBER 31,                        DECEMBER 31,
                                                              ------------                        ------------
                                                         2005             2004               2005             2004
                                                         ----             ----               ----             ----
INTEREST INCOME:
     Interest on loans receivable                   $        3,870   $        3,203     $        7,514   $        6,325
     Interest on investment securities                         431              621                899            1,344
     Other interest                                             91               74                173              117
                                                    ---------------  ---------------    ---------------  ---------------
               Total interest income                         4,392            3,898              8,586            7,786
                                                    ---------------  ---------------    ---------------  ---------------

INTEREST EXPENSE:
     Deposits                                                1,293            1,008              2,494            2,016
     Advances from FHLB                                        258              104                437              191
                                                    ---------------  ---------------    ---------------  ---------------
               Total interest expense                        1,551            1,112              2,931            2,207
                                                    ---------------  ---------------    ---------------  ---------------

               NET INTEREST INCOME                           2,841            2,786              5,655            5,579
     Provision for loan losses                                   -                -                  -                -
                                                    ---------------  ---------------    ---------------  ---------------
     Net interest income after provision for
         loan losses                                         2,841            2,786              5,655            5,579
                                                    ---------------  ---------------    ---------------  ---------------

NONINTEREST INCOME:
     Dividends from investments                                  -                -                 17               26
     Mortgage origination income                               131                -                317                -
     Service charges and fees                                  134              133                273              284
     Loss on sale of investment securities, net                  -              (18)               (44)             (43)
     Gain on sale of foreclosed real estate, net                83                5                160               33
     BOLI increase in cash value                                53               54                106              108
     Other                                                      12               24                 40               54
                                                    ---------------  ---------------    ---------------  ---------------
               Total noninterest income                        413              198                869              462
                                                    ---------------  ---------------    ---------------  ---------------

NONINTEREST EXPENSE:
     Compensation and benefits                               1,299              905              2,580            1,844
     Occupancy expense                                          90               79                197              152
     Equipment and data processing expense                     219              217                459              437
     SAIF deposit insurance premium                              7                7                 13               15
     Advertising                                                81               58                145               93
     REO expense                                                11               12                 37               32
     Other                                                     380              289                731              591
                                                    ---------------  ---------------    ---------------  ---------------
               Total noninterest expense                     2,087            1,567              4,162            3,164
                                                    ---------------  ---------------    ---------------  ---------------

     EARNINGS BEFORE INCOME TAXES                            1,167            1,417              2,362            2,877
                                                    ---------------  ---------------    ---------------  ---------------

INCOME TAXES:
     Current                                                   406              425                708              950
     Deferred                                                   51              110                159               93
                                                    ---------------  ---------------    ---------------  ---------------
               Total income taxes                              457              535                867            1,043
                                                    ---------------  ---------------    ---------------  ---------------

NET EARNINGS                                        $          710   $          882     $        1,495   $        1,834
                                                    ===============  ===============    ===============  ===============

NET EARNINGS PER SHARE, BASIC                       $         0.11   $         0.12     $         0.23   $         0.24
                                                    ===============  ===============    ===============  ==============
NET EARNINGS PER SHARE, DILUTED                     $         0.11   $         0.12     $         0.23   $         0.24
                                                    ===============  ===============    ===============  ==============

                                           See accompanying notes to financial statements


                                              JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                                     Consolidated Statements of Changes in Stockholders' Equity
                                       Six Months Ended December 31, 2005 and 2004 (Unaudited)
                                                       (Dollars in Thousands)

                                                           UNALLOCATED                ACCUMULATED
                                               ADDITIONAL    COMMON                     OTHER                            TOTAL
                                     COMMON     PAID-IN     STOCK IN     UNEARNED    COMPREHENSIVE RETAINED  TREASURY  STOCKHOLDERS'
                                      STOCK     CAPITAL       ESOP      COMPENSATION     INCOME    EARNINGS    STOCK     EQUITY
                                   ---------- ------------ ------------ ------------- ------------ --------- --------- -------------

Balance at June 30, 2005           $       84  $    71,694 $    (5,833) $    (3,232)  $      (155) $  34,069 $(14,599) $     82,028
                                                                                                                       ------------
Comprehensive income:
   Net earnings                           -            -           -            -              -       1,495      -           1,495
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of taxes of $(234)    -            -           -            -            (377)       -        -            (377)
                                                                                                                       ------------
   Total comprehensive income             -            -           -            -              -         -        -           1,118

Dividends                                 -            -           -            -              -        (843)     -            (843)
Dividends used for ESOP payment           -            -           -            -              -         157      -             157
Shares committed to be released
  by the employee stock ownership
  plan                                    -             67         216          -              -         -        -             283
Stock options expensed                    -            132         -            -              -         -        -             132
Tax benefit from exercise of
    nonqualifying stock options           -            -           -            -              -         -        -             -
Earned portion of stock grants            -            -           -            220            -         -        -             220
Exercise of options                       -             34         -            -              -         -        -              34
Tax benefit from exercise of
    nonqualifying stock options           -             25         -            -              -         -        -              25
Purchase of common stock
    (395,204 shares)                      -            -           -            -              -         -     (5,242)       (5,242)
                                   ---------- ------------ ------------ ------------- ------------ --------- --------- -------------
Balance at December 31, 2005       $       84 $     71,952 $    (5,617) $    (3,012)  $      (532) $  34,878 $(19,841) $     77,912
                                   ========== ============ ============ ============= ============ ========= ========= =============

Balance at June 30, 2004           $       84 $     71,496 $    (6,265) $    (3,488)  $      (793) $  32,349 $      -  $     93,383
                                                                                                                       -------------
Comprehensive income:
   Net earnings                           -            -           -            -              -       1,834        -         1,834
   Change in net unrealized gain
      (loss) on securities available
       for sale, net of taxes
       of $475                            -            -           -            -             766        -          -           766
                                                                                                                       -------------
   Total comprehensive income             -            -           -            -              -         -          -         2,600

Dividends                                 -            -           -            -              -        (795)       -          (795)
Dividends used for ESOP payment           -            -           -            -              -         143        -           143
Shares committed to be released by
    the employee stock ownership plan     -             64         216          -              -         -          -           280
Stock options expensed                    -            -           -            -              -         -          -           -
Earned portion of stock grants            -            -           -            220            -         -          -           220
Exercise of options                       -             44         -            -              -         -          -            44
Purchase of stock for the 2004
    Stock Incentive Plan                  -            -           -           (184)           -         -          -          (184)
Tax benefit from exercise of
    nonqualifying stock options           -             25         -            -              -         -          -            25
Purchase of common stock
    (573,196 shares)                      -            -           -            -              -         -     (7,566)       (7,566)
                                   ---------- ------------ ------------ ------------- ------------ --------- --------- -------------
Balance at December 31, 2004       $       84 $     71,629 $    (6,049) $     (3,452) $       (27) $  33,531 $ (7,566) $     88,150
                                   ========== ============ ============ ============= ============ ========= ========= =============




                                              JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows (Unaudited)
                                                       (Dollars in Thousands)

                                                                                                                SIX MONTHS ENDED
                                                                                                                   DECEMBER 31,
                                                                                                            ------------------------
                                                                                                               2005          2004
                                                                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                                           $    1,495    $   1,834
     Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
           Allocated ESOP shares                                                                                   283          280
           Depreciation and amortization expense                                                                   128          118
           Amortization of premiums (discounts), net on investment securities                                       18            7
           (Gain) loss on sale of investment securities and mortgage-backed securities, net                         60           43
           (Gain) on sale of equity investments                                                                    (16)           -
           FHLB stock dividends                                                                                    (44)         (34)
           Amortization of deferred loan fees, net                                                                 (66)         (67)
           Loss (gain) on sale of foreclosed real estate, net                                                     (160)         (33)
           Deferred tax benefit                                                                                    159          637
           Increase in cash value of life insurance                                                               (106)        (108)
           Earned portion of MRP                                                                                   220          220
           Stock options expensed                                                                                  133            -
           Decrease (increase) in:
               Accrued interest receivable                                                                        (253)         233
               Other assets                                                                                      2,215           98
           Increase (decrease) in other liabilities and accrued income taxes                                        (6)          56
                                                                                                            -----------   ----------
               Net cash provided by (used for) operating activities                                              4,060        3,284
                                                                                                            -----------   ----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Loan originations, net of principal collections                                                           (18,368)     (10,734)
     Investment securities classified as available for sale:
               Purchased                                                                                          (775)           -
               Proceeds from sale                                                                                 5,022      20,378
               Proceeds from maturity                                                                                 -       1,500
               Return of principal on mortgage-backed securities                                                  1,639       2,363
     Purchase of premises and equipment                                                                          (2,332)       (131)
     Proceeds from sale of (additions to) foreclosed real estate, net                                               214         220
                                                                                                            -----------   ---------
               Net cash provided by (used for) investing  activities                                            (14,600)     13,596
                                                                                                            -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                                            494      (2,981)
     Proceeds from advances from FHLB                                                                            27,000      15,000
     Repayment of FHLB advances                                                                                 (12,000)     (9,000)
     Purchase of company stock for the 2004 Stock Based Incentive Plan                                                -         (14)
     Purchase of treasury stock                                                                                  (5,242)     (7,566)
     Cash dividend paid on common stock                                                                          (1,158)     (1,159)
     Proceeds from exercise of stock options                                                                         34          44
                                                                                                            -----------   ----------
               Net cash provided by (used for) financing activities                                               9,128      (5,676)
                                                                                                            -----------   ----------

Net increase (decrease) in cash, cash equivalents and interest-earning deposits                                  (1,412)     11,204
Cash, cash equivalents and interest-earning deposits at beginning of period                                      11,027       6,411
                                                                                                            -----------   ----------

Cash, cash equivalents and interest-earning deposits at end of period                                       $     9,615   $  17,615
                                                                                                            ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
       Interest on deposits                                                                                 $     2,494   $   2,016
       Interest on FHLB advances                                                                                    437         191
       Income taxes                                                                                                 720       1,030
       Real estate acquired in settlement of loans                                                                  224       1,202

                                      See accompanying notes to financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the "Company" or "Jefferson Bancshares") and its wholly-owned subsidiary, Jefferson Federal Bank (the "Bank" or "Jefferson Federal"). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

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

(4)      LIMITATION ON CAPITAL DISTRIBUTIONS
         -----------------------------------
         Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (I.E., generally, examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with, or condition imposed by, the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Jefferson Federal, it is a subsidiary of a holding company. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determined that such distribution would constitute an unsafe or unsound practice. In the event Jefferson Federal's capital falls below its regulatory requirements or the Office of Thrift Supervision notifies it that it is in need of more than normal supervision, Jefferson Federal's ability to make capital distributions could be restricted. Jefferson Federal also may not make a capital distribution if the distribution would reduce its regulatory capital below the amount needed for the liquidation account established in connection with its conversion from the mutual holding company form of organization.

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

                                                         WEIGHTED-AVERAGE SHARES          WEIGHTED-AVERAGE SHARES
                                                            OUTSTANDING FOR THE              OUTSTANDING FOR THE
                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                        ---------------------------      ---------------------------
                                                            2005           2004              2005           2004
                                                        ------------   ------------      ------------  -------------
Weighted average number of common shares used
   in computing basic earnings per common share           6,416,745      7,383,907         6,485,859      7,569,166
Effect of dilutive stock options                             18,062         22,950            22,847         19,308
                                                        ------------   ------------      ------------  -------------

Weighted average number of common shares and
   dilutive potential common shares used in
   computing earnings per common share
   assuming dilution                                      6,434,807      7,406,857         6,508,706      7,588,474
                                                        ============   ============      ============  =============

(6)      STATEMENTS OF CASH FLOWS
         ------------------------
         Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)      ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
         ------------------------------------------------
         Impairment of loans having recorded investment of $80,000 at December 31, 2005 and an average investment of $80,000 during the six-month period ended December 31, 2005 has been recognized in conformity with the Financial Accounting Standards Board ("FASB") Statement No. 118. The total allowance for loan losses related to these loans was $2,000 at December 31, 2005. Other nonaccrual loans at December 31, 2005 were approximately $499,000. For the six months ended December 31, 2005, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms amounted to approximately $20,000. Interest income from impaired and non-accrual loans included in the Company's interest income amounted to $9,000 for the six months ended December 31, 2005.

         The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2005:

                                                  ALLOWANCE FOR LOAN LOSSES
                                                   (DOLLARS IN THOUSANDS)
                                                 ----------------------------

Balance at June 30, 2005                                         $     2,293
Provision for loan losses                                                  -
Charge-offs                                      $      (135)
Recoveries                                                76
                                                 ------------
Net (charge-offs)/recoveries                                             (59)
                                                                 ------------
Balance at December 31, 2005                                     $     2,234
                                                                 ============

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

         At December 31, 2005, we had approximately $1.1 millon in loan commitments, consisting of $637,000 in commitments to originate residential loans and $482,000 to originate commercial loans. In addition to commitments to originate loans, we had $11.2 million in loans-in-process, $433,000 in unused standby letters of credit and approximately $11.6 million in unused lines of credit.

(9)      DIVIDEND DECLARATION
         --------------------
         On November 30, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of December 31, 2005 and payable on January 13, 2006.

(10)     STOCK INCENTIVE PLANS
         ---------------------
         Under the Bank's 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan ("MRP"), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of December 31, 2005, there were 42,726 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the three-month period, 8,532 options were exercised.

         On January 8, 2004, the Company adopted the 2004 Stock Incentive
         Plan which authorized the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of December 31, 2005, there were 401,778 options and 160,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

         The table below summarizes the status of the Company's stock option plans as of December 31, 2005.

                                                            SIX MONTHS ENDED
                                                            DECEMBER 31, 2005
                                                            -----------------
                                                                           Weighted-
                                                                            average
                                                          Shares         exercise price
                                                       -------------     ---------------

         Outstanding at beginning of period                 453,036              $12.60
         Granted during the six-month period                      -                   -
         Options exercised                                    8,532              $ 3.94
         Outstanding at December 31, 2005                   444,504              $12.77

         Options exercisable at December 31, 2005           123,087              $10.36

         The following information applies to options outstanding at December 31, 2005:


         Number outstanding                                         444,504
         Range of exercise prices                            $3.52 - $13.69
         Weighted-average exercise price                             $12.77
         Weighted-average remaining contractual life                   7.42
         Number of options remaining for future issuance            296,972


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

                                                         Three months          Six months
                                                            ended                ended
                                                         December 31,         December 31,
                                                             2004                 2004
                                                        ---------------      ---------------
Net Income:
      As reported                                       $           882      $        1,834
      Deduct:  Total stock-based employee
          compensation expense determined under
          fair value method for all awards, net of
          related tax effects                                      (54)                (109)
                                                        ---------------      ---------------

      Pro-forma                                         $          828       $        1,725
                                                        ===============      ===============

Basic net earnings per share:
      As reported                                       $         0.12       $         0.24
      Pro-forma                                         $         0.11       $         0.23
Earnings per common share assuming dilution
      As reported                                       $         0.12       $         0.24
      Pro-forma                                         $         0.11       $         0.23


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

GENERAL
-------
Jefferson Bancshares, Inc. (also referred to as the "Company" or "Jefferson Bancshares") is the holding company for Jefferson Federal Bank (the "Bank") or "Jefferson Federal."

The Company has no significant assets, other than all of the outstanding shares of the Bank, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

NET INCOME
----------
Net income was $710,000, or $0.11 per diluted share, for the quarter ended December 31, 2005 compared to net income of $882,000, or $0.12 per diluted share, for the comparable period in 2004. For the six months ended December 31, 2005, net income was $1.5 million, or $0.23 per diluted share compared to $1.8 million, or $0.24 per diluted share, for the comparable period in 2004. The decline in net income for both the three and six month period ended December 31, 2005 was the result of an increase in noninterest expense, partially offset by an increase in net interest income and noninterest income. The increase in noninterest expense was the result of our expansion activities, as well as our adoption of Financial Accounting Standards Board's ("FASB") Statement 123R, which requires the expensing of stock options.


                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 DECEMBER 31,                     DECEMBER 31,
                                          ---------------------------     ---------------------------
                                             2005           2004             2005           2004
                                          ------------  -------------     ------------   ------------
                                            (Dollars in thousands,          (Dollars in thousands,
                                            except per share data)          except per share data)
Net earnings                                    $ 710          $ 882           $1,495         $1,834
Net earnings per share, basic                   $0.11          $0.12           $ 0.23         $ 0.24
Net earnings per share, diluted                 $0.11          $0.12           $ 0.23         $ 0.24
Return on average assets (annualized)            0.94%          1.15%            0.99%          1.19%
Return on average equity (annualized)            3.60%          3.95%            3.74%          4.02%

NET INTEREST INCOME
-------------------
Net interest income before loan loss provision increased $55,000 to $2.8 million for the three months ended December 31, 2005 compared to the same period in 2004. The increase in short-term interest rates has improved the yield on earning assets; however, our cost of funds has also been affected by the increase in rates. The interest rate spread and net interest margin for the quarter ended December 31, 2005 were 3.33% and 4.03%, respectively, compared to 3.23% and 3.84% for the same period in 2004. The average yield on interest-earning assets increased 85 basis points to 6.23% while the average volume of earning assets declined $7.8 million, to $282.1 million for the three months ended December 31, 2005 compared to the same period in 2004. The average rate paid on interest-bearing liabilities increased 75 basis points to 2.90% while the average volume of interest-bearing liabilities increased $6.8 million, to $213.9 million for the three months ended December 31, 2005 compared to the same period in 2004.

The following table summarizes changes in interest income and expense for the three-month periods ended December 31, 2005 and 2004:

                                       THREE MONTHS
                                          ENDED
                                       DECEMBER 31,
                                   ---------------------
                                     2005        2004        $ CHANGE      % CHANGE
                                   ---------   ---------    -----------   ------------
                                    (Dollars in thousands)

INTEREST INCOME:
Loans                              $  3,870    $  3,203     $      667          20.8%
Investment securities                   431         621           (190)        (30.6%)
Interest-earning deposits                67          57             10          17.5%
FHLB stock                               24          17              7          41.2%
                                   ---------   ---------    -----------
     Total interest income            4,392       3,898            494          12.7%
INTEREST EXPENSE:
Deposits                              1,293       1,008            285          28.3%
Borrowings                              258         104            154         148.1%
                                   ---------   ---------    -----------
     Total interest expense           1,551       1,112            439          39.5%
                                   ---------   ---------    -----------
     Net interest income           $  2,841    $  2,786     $       55           2.0%
                                   =========   =========    ===========

Net interest income before loan loss provision increased $76,000 to $5.7 million for the six months ended December 31, 2005 compared to the same period in 2004. The interest rate spread and net interest margin for the six months ended December 31, 2005 were 3.35% and 4.04%, respectively, compared to 3.20% and 3.81% for the same period in 2004. The average yield on interest-earning assets increased 82 basis points to 6.14% while the average volume of earning assets declined $13.1 million, to $279.8 million for the six months ended December 31, 2005 compared to the same period in 2004. The average rate paid on interest-bearing liabilities increased 66 basis points to 2.78% while the average volume of interest-bearing liabilities increased $2.0 million, to $210.6 million for the six months ended December 31, 2005 compared to the same period in 2004.

The following table summarizes changes in interest income and expense for the six-month periods ended December 31, 2005 and 2004:

                                       SIX MONTHS
                                          ENDED
                                       DECEMBER 31,
                                   ---------------------
                                     2005        2004        $ CHANGE      % CHANGE
                                   ---------   ---------    -----------   ------------
                                    (Dollars in thousands)

INTEREST INCOME:
Loans                              $  7,514    $  6,325     $    1,189          18.8%
Investment securities                   899       1,344           (445)        (33.1%)
Interest-earning deposits               129          83             46          55.4%
FHLB stock                               44          34             10          29.4%
                                   ---------   ---------    -----------
     Total interest income            8,586       7,786            800          10.3%
INTEREST EXPENSE:
Deposits                              2,494       2,016            478          23.7%
Borrowings                              437         191            246         128.8%
                                   ---------   ---------    -----------
     Total interest expense           2,931       2,207            724          32.8%
                                   ---------   ---------    -----------
     Net interest income           $  5,655    $  5,579     $       76           1.4%
                                   =========   =========    ===========

The following table summarizes average balances and average yields and costs:

                                 THREE MONTHS ENDED DECEMBER 31,                     SIX MONTHS ENDED DECEMBER 31,
                          ---------------------------------------------     ---------------------------------------------
                                  2005                   2004                       2005                    2004
                          ---------------------  ----------------------     ----------------------  ---------------------
                            AVERAGE     YIELD/     AVERAGE     YIELD/         AVERAGE     YIELD/      AVERAGE     YIELD/
                            BALANCE      COST      BALANCE      COST          BALANCE      COST       BALANCE      COST
                          ------------  -------  ------------  --------     ------------  --------  ------------  -------
                                    (Dollars in thousands)                            (Dollars in thousands)
Loans                     $   225,717    6.86%   $   199,672     6.42%      $   220,292     6.82%   $   199,323    6.35%
Investment securities          47,008    3.67%        75,128     3.31%           48,988     3.67%        81,224    3.31%
Interest-earning deposits       7,681    3.49%        13,449     1.70%            8,841     2.92%        10,798    1.54%
FHLB stock                      1,686    5.69%         1,608     4.23%            1,675     5.25%         1,599    4.25%
Deposits                      186,560    2.77%       195,124     2.07%          186,389     2.68%       196,753    2.05%
Borrowings                     27,333    3.78%        12,000     3.47%           24,167     3.62%        11,833    3.21%

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

                                                  THREE MONTHS                                SIX MONTHS
                                              2005 COMPARED TO 2004                     2005 COMPARED TO 2004
                                         --------------------------------         -----------------------------------
                                          INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                DUE TO                                   DUE TO
                                         -----------------------                  -----------------------
                                          VOLUME        RATE       NET             VOLUME        RATE         NET
                                         ----------  -----------  -------         ----------  -----------  ----------
                                             (In thousands)                           (In thousands)
Interest income:
  Loans receivable                       $     437   $      230   $  667          $     690   $      499   $   1,189
  Investment securities                       (258)          68     (190)              (584)         139        (445)
  Other                                        (63)          80       17                (48)         104          56
                                         ----------  -----------  -------         ----------  -----------  ----------
        Total interest-earning assets          116          378      494                 58          742         800
                                         ----------  -----------  -------         ----------  -----------  ----------

Interest expense:
  Deposits                                     (42)         327      285                (99)         576         477
  Borrowings                                   144           10      154                221           26         247
                                         ----------  -----------  -------         ----------  -----------  ----------
      Total interest-bearing liabilities       102          337      439                122          602         724
                                         ----------  -----------  -------         ----------  -----------  ----------
  Net change in interest income          $      14   $       41   $   55          $     (64)  $      140   $      76
                                         ==========  ===========  =======         ==========  ===========  ==========


Total interest income increased $494,000, or 12.7%, to $4.4 million for the three months ended December 31, 2005, and increased $800,000, or 10.3%, to $8.6 million for the six months ended December 31, 2005. The increase in interest income was primarily due to an increase in both the volume and yield on average loans more than offsetting a decrease in the volume of investment securities.

Interest on loans increased $667,000, or 20.8%, to $3.9 million for the three months ended December 31, 2005 and increased $1.2 million, or 18.8%, to $7.5 million for the six months ended December 31, 2005. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial and consumer loan portfolio, combined with a higher average yield. The increase in the average yield on loans was primarily the result of increases in the prime lending rate. The average yield on loans increased 44 basis points, to 6.86% for the three months ended December 31, 2005 compared to the same period in 2004. Most of the commercial loans that have been originated have been tied to prime and will reprice quickly as interest rates change.

Interest on investment securities decreased $190,000, or 30.6%, to $431,000 for the three months ended December 31, 2005 from the corresponding period in 2004. For the six moths ended December 31, 2005, interest on investments decreased $445,000, or 33.1%, to $899,000, from the corresponding period in 2004. The decrease for both periods was the result of a decrease in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $28.1 million, to $47.0 million for the three months ended December 31, 2005 and decreased $32.2 million, to $49.0 million for the six months ended December 31, 2005. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. The average yield on investments increased 36 basis points to 3.67% for both the three and six months at December 31, 2005 compared to the same periods in 2004. Dividends on Federal Home Loan Bank ("FHLB") stock were $24,000 and $44,000, respectively for the three- and six-month period ended December 31, 2005, compared to $17,000 and $34,000 for the comparable period in 2004. FHLB dividends are paid with additional shares of FHLB stock.

Total interest expense increased $439,000, or 39.5%, to $1.6 million for the three-month period ended December 31, 2005 compared to the same period in 2004. For the six months ended December 31, 2005, total interest expense increased $724,000, or 32.8%, to $2.9 million compared to the same period in 2004. The increase in both periods was due to an increase in the average rate paid on interest-bearing liabilities combined with an increase in the average balance of Federal Home Loan Bank advances. Interest expense on deposits increased $285,000, or 28.3%, to $1.3 million for the three-month period ended December 31, 2005 and increased $478,000, or 23.7%, to $2.5 million for the six-month period ended December 31, 2005 . The increase for both periods was due to an increase in the average rate paid on deposits more than offsetting a decrease in the average balance of deposits. The average rate paid on deposits increased 70 basis points to 2.77% for the current three-month period and increased 63 basis points to 2.68% for the current six-month period due to higher rates paid on money market accounts and time deposits. The increase in the rate paid on deposits reflects an increase in short-term market interest rates. Interest expense on FHLB advances was $258,000 for the three months ended December 31, 2005 compared to $104,000 for the comparable period in 2004. For the six months ended December 31, 2005, interest expense on FHLB advances was $437,000 compared to $191,000 for the comparable period in 2004. The increase for both periods was due to a higher average balance and a higher rate paid. FHLB advances were utilized as a funding source for supporting loan growth during the three and six months ended December 31, 2005.

PROVISION FOR LOAN LOSSES
-------------------------
We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs for the three and six month period ended December 31, 2005 amounted to $47,000 and $59,000, respectively, compared to $84,000 and $91,000 for the comparable periods in 2004. There were no additions to the allowance for loan losses for either six-month period. Nonperforming loans totaled $498,000 at December 31, 2005 compared to $1.4 million for the comparable period in 2004.

NONINTEREST INCOME
------------------
Noninterest income increased $215,000 to $413,000 for the three months ended December 31, 2005 compared to $198,000 for the comparable period in 2004. Mortgage origination fee income accounted for the largest increase in noninterest income with $131,000 for the current three-month period and no comparable income from mortgage originations in 2004. In January 2004, we began originating and selling loans in secondary market. Gain on sale of foreclosed property was $83,000 for the three months ended December 31, 2005 compared to $5,000 for the same period in 2004.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2005 compared to the same period in 2004.

                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
                                              -------------------------       $         %
                                                 2005          2004        CHANGE     CHANGE
                                              -----------   -----------   ---------  ----------
                                                (Dollars in thousands)
Mortgage origination fees                     $      131    $        -    $    131         NM
Service charges and fees                             134           133           1        0.8%
Loss on sale of investment securities, net             -           (18)         18     -100.0%
Gain on sale of foreclosed property                   83             5          78     1560.0%
BOLI increase in cash value                           53            54          (1)      (1.9%)
Other                                                 12            24         (12)     (50.0%)
                                              -----------   -----------   ---------
     Total  noninterest income                $      413    $      198    $    215      108.6%
                                              ===========   ===========   =========

Noninterest income increased $407,000, or 88.1%, to $869,000 for the six months ended December 31, 2005 compared to $462,000 for the comparable period in 2004. Mortgage origination fee income accounted for the largest increase in noninterest income with $317,000 for the current six-month period and no comparable income from mortgage originations in 2004. Gain on sale of foreclosed property was $160,000 for the six months ended December 31, 2005 compared to $33,000 for the same period in 2004. Service charges and fees decreased $11,000, or 3.9%, to $273,000 for the six months ended December 31, 2005 compared to $284,000 for the same period in 2004.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2005 compared to the same period in 2004.

                                                  SIX MONTHS ENDED
                                                     DECEMBER 31,
                                              -------------------------       $         %
                                                 2005          2004        CHANGE     CHANGE
                                              -----------   -----------   ---------  ----------
                                                (Dollars in thousands)
Dividends from investments                    $       17    $       26    $     (9)     (34.6%)
Mortgage origination fees                            317             -         317         NM
Service charges and fees                             273           284         (11)      (3.9%)
Loss on sale of investment securities, net           (44)          (43)         (1)       2.3%
Gain on sale of foreclosed property                  160            33         127      384.8%
BOLI increase in cash value                          106           108          (2)      (1.9%)
Other                                                 40            54         (14)     (25.9%)
                                              -----------   -----------   ---------
     Total  noninterest income                $      869    $      462    $    407       88.1%
                                              ===========   ===========   =========

NONINTEREST EXPENSE
-------------------
Noninterest expense increased $520,000, or 33.2%, to $2.1 million for the three-month period ended December 31, 2005, primarily due to an increase in compensation expense. Compensation expense increased $394,000, or 43.5%, to $1.3 million for the three-month period ended December 31, 2005, primarily due to staff additions for the lending office in Knoxville, Tennessee which opened on January 1, 2005 and our future branch office in Morristown, Tennessee and two future branch offices in Knoxville, Tennessee which are anticipated to open in 2006. There were 85 employees at December 31, 2005 compared to 68 employees at December 31, 2004. On July 1, 2005, we adopted FASB Statement No. 123R, "Share-Based Payment" using the modified prospective approach, which requires the expensing of unvested stock options granted prior to the adoption date. The expense will be based on the grant-date fair value and will be recognized over the remaining vesting period. The cost of stock options that have vested prior to the adoption of SFAS 123R is never recognized. Accordingly, for the three months ended December 31, 2005, compensation expense included $66,000 related to the expensing of stock options.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2005 compared to the same period in 2004.

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                        -------------------------      $           %
                                                           2005          2004        CHANGE      CHANGE
                                                        -----------   -----------   ---------  -----------
                                                         (Dollars in thousands)
Compensation and benefits                               $    1,299    $      905    $    394        43.5%
Occupancy                                                       90            79          11        13.9%
Equipment and data processing                                  219           217           2         0.9%
SAIF deposit insurance premium                                   7             7           -         0.0%
Advertising                                                     81            58          23        39.7%
REO expense                                                     11            12          (1)       (8.3%)
Other                                                          380           289          91        31.5%
                                                        -----------   -----------   ---------
     Total noninterest expense                          $    2,087    $    1,567    $    520        33.2%
                                                        ===========   ===========   =========

For the six months ended December 31, 2005, noninterest expense increased $998,000, or 31.5%, to $4.2 million due primarily to an increase in compensation and benefits expense. Compensation and benefits expense increased $736,000, or 39.9%, to $2.6 million for the six months ended December 31, 2005 due to staff additions and stock option expensing. Compensation and benefits expense related to stock option expense totaled $133,000 for the six months ended December 31, 2005.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2005 compared to the same period in 2004.

                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        -------------------------       $         %
                                                           2005          2004        CHANGE     CHANGE
                                                        -----------   -----------   ---------  ---------
                                                         (Dollars in thousands)
Compensation and benefits                               $    2,580    $    1,844    $    736      39.9%
Occupancy                                                      197           152          45      29.6%
Equipment and data processing                                  459           437          22       5.0%
SAIF deposit insurance premium                                  13            15          (2)    (13.3%)
Advertising                                                    145            93          52      55.9%
REO expense                                                     37            32           5      15.6%
Other                                                          731           591         140      23.7%
                                                        -----------   -----------   ---------
     Total noninterest expense                          $    4,162    $    3,164    $    998      31.5%
                                                        ===========   ===========   =========

INCOME TAXES
------------
Income tax expense for the three months ended December 31, 2005 was $457,000 compared to $535,000 for the same period in 2004 due to lower level of taxable income. For the six months ended December 31, 2005, income tax expense decreased $176,000, or 16.9%, to $867,000 due to lower taxable income.

FINANCIAL CONDITION

ASSETS
------
At December 31, 2005, total assets were $306.1 million, an increase of $11.1 million, or 3.7%, compared to $295.0 million at June 30, 2005. The increase in assets was primarily attributable to an increase in loans, more than offsetting a decline in investment securities. Proceeds from sales and maturities of investment securities and repayments of mortgage-backed securities were utilized to fund stock repurchases and to fund growth in the loan portfolio. Additional FHLB advances were used to fund asset growth.

INVESTMENTS
-----------
Our investment portfolio consists primarily of Federal agency securities with maturities of seven years or less, municipal securities and mortgage-backed securities with stated final maturities of thirty years or less. Investment securities decreased $6.6 million, or 12.3%, to $46.8 million due primarily to sales of investment securities during the six-month period. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $863,000, or $377,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

AT DECEMBER 31, 2005
                                      AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                        COST           GAINS         LOSSES         VALUE
                                     ------------   ------------   -----------   ------------
                                                    (Dollars in thousands)
Securities Available-for-Sale
  Debt securities:
     Federal agency                  $    37,359    $        24    $     (814)   $    36,569
     Municipals                            4,241              2          (105)         4,138
     Mortgage-backed                       6,054             34            (3)         6,085
                                     ------------   ------------   -----------   ------------
          Total securities available-
          for-sale                   $    47,654    $        60    $     (922)   $    46,792
                                     ============   ============   ===========   ============

  Weighted-average rate                     3.59%
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
                                     ============

                                       19

LOANS
-----
Net loans increased $19.2 million, or 9.2%, to $227.7 million at December 31, 2005. Our expansion into the Knoxville, Tennessee market has generated additional lending opportunities, which has resulted in significant growth in our loan portfolio. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $190.5 million, or 82.8% of gross loans at December 31, 2005 compared to $168.8 million, or 80.0% of gross loans, at June 30, 2005. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. The largest portion of loan growth occurred in commercial real estate, due to our emphasis on this type of lending. Commercial real estate loans increased $12.3 million, or 22.7%, to $66.5 million at December 31, 2005.

Commercial business loans decreased $5.2 million, or 15.1%, to $29.4 million at December 31, 2005. Commercial business loans were 12.8% of gross loans at December 31, 2005 compared to 16.4% of gross loans at June 30, 2005. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $10.3 million and represented 4.5% of total loans at December 31, 2005 compared to $7.6 million, or 3.6% of total loans at June 30, 2005. Consumer loans increased in the three months ended December 31, 2005 due to an increase in indirect automobile loans.

Loans receivable, net, are summarized as follows:

                                                  AT                           AT
                                             DECEMBER 31,                    JUNE 30,
                                                2005                          2005
                                       -------------------------     -------------------------
                                                      PERCENT                       PERCENT            $            %
                                         AMOUNT     OF PORTFOLIO       AMOUNT     OF PORTFOLIO       CHANGE       CHANGE
                                       ------------ ------------     ------------ ------------     -----------  ----------
                                                     (Dollars in thousands)
Real estate loans:
     Residential one-to four-family    $    79,495        34.5%      $    79,652        37.7%      $     (157)      (0.2%)
     Multi-family                            7,854         3.4%            8,568         4.1%            (714)      (8.3%)
     Construction                           11,500         5.0%            7,029         3.3%           4,471       63.6%
     Commercial                             66,546        28.9%           54,252        25.7%          12,294       22.7%
     Land                                   20,383         8.9%           14,415         6.8%           5,968       41.4%
     Home equity line of credit              4,739         2.1%            4,898         2.3%            (159)      (3.2%)
                                       ------------ ------------     ------------ ------------     -----------

             Total real estate loans       190,517        82.8%          168,814        80.0%          21,703       12.9%
                                       ------------ ------------     ------------ ------------     -----------

Commercial business loans                   29,380        12.8%           34,603        16.4%          (5,223)     (15.1%)
                                       ------------ ------------     ------------ ------------     -----------


Consumer Loans:
     Loans secured by deposit accounts         976         0.4%            1,041         0.5%             (65)      (6.2%)
     Other consumer loans                    1,681         0.7%            1,705         0.8%             (24)      (1.4%)
     Loans secured by automobiles            7,364         3.2%            4,457         2.1%           2,907       65.2%
     Mobile home loans                         280         0.1%              379         0.2%             (99)     (26.1%)
                                       ------------ ------------     ------------ ------------     -----------

             Total non-real estate loans    10,301         4.5%            7,582         3.6%           2,719       35.9%
                                       ------------ ------------     ------------ ------------     -----------

             Total commercial business
                 and consumer loans         39,681        17.2%           42,185        20.0%          (2,504)      (5.9%)
                                       ------------ ------------     ------------ ------------     -----------


              Total gross loans            230,198       100.0%          210,999       100.0%          19,199        9.1%

Less:
     Deferred loan fees, net                  (296)                         (268)                         (28)      10.4%
     Allowance for losses                   (2,234)                       (2,293)                          59       (2.6%)
                                       ------------                  ------------                  -----------
Loans receivable, net                  $   227,668                   $   208,438                   $   19,230        9.2%
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

Due to net charge-offs, the allowance for loan losses decreased $59,000 to $2.2 million at December 31, 2005. There were no additions to the allowance for loan losses during the six-month period ended December 31, 2005. Our allowance for loan losses represented 0.97% of total gross loans at December 31, 2005 compared to 1.09% of total gross loans at June 30, 2005.

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       DECEMBER 31,                          DECEMBER 31,
                                                ---------------------------           ---------------------------
                                                   2005           2004                   2005            2004
                                                -----------    ------------           ------------    -----------
                                                  (Dollars in thousands)                (Dollars in thousands)

Balance at beginning of period                  $    2,281     $     2,472            $     2,293     $    2,479
Provision for loan losses                                -               -                      -              -
Recoveries                                              40              74                     76            186
Charge-offs                                            (87)           (158)                  (135)          (277)
                                                -----------    ------------           ------------    -----------
Net charge-offs                                        (47)            (84)                   (59)           (91)
                                                -----------    ------------           ------------    -----------
Allowance at end of period                      $    2,234     $     2,388            $     2,234     $    2,388
                                                ===========    ============           ============    ===========

Net charge-offs to average outstanding
    loans during the period, annualized               0.08%           0.17%                  0.05%          0.09%

NONPERFORMING ASSETS
--------------------
We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets were $772,000 at December 31, 2005 compared to $1.3 million at June 30, 2005. Nonperforming loans were $498,000 and $426,000 at December 31, 2005 and June 30, 2005, respectively. Foreclosed real estate decreased $654,000 to $260,000 at December 31, 2005 due to the disposition of several pieces of foreclosed property. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

                                                           DECEMBER 31,        JUNE 30,
                                                              2005              2005
                                                         ---------------   ---------------
                                                              (Dollars in thousands)
Nonaccruing loans:
       Real estate                                       $          498    $          426
       Commercial business                                            -                 -
       Consumer                                                       -                 -
                                                         ---------------   ---------------

Total nonaccrual loans                                              498               426

Real estate owned                                                   260               914
Other repossessed assets                                             14                 -
                                                         ---------------   ---------------

Total nonperforming assets                               $          772    $        1,340
                                                         ===============   ===============

Total nonperforming assets to total assets                         0.25%             0.45%
Total nonperforming loans to total loans                           0.22%             0.20%
Allowance for loan losses to total nonperforming loans           448.59%           538.26%

BANK OWNED LIFE INSURANCE
-------------------------
We hold bank owned life insurance ("BOLI") to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2005 was $5.4 million.

DEPOSITS
--------
Total deposits increased $494,000 to $195.2 million at December 31, 2005. Transaction accounts increased $3.5 million, or 4.8%, to $77.1 million, while time deposits decreased $3.0 million, or 2.5%, to $118.1 million at December 31, 2005. We have focused on attracting lower costing transaction accounts to manage our cost of funds. Transaction accounts represented 39.5% of total deposits at December 31, 2005 compared to 37.8% at June 30, 2005 and 33.4% at December 31, 2004. The decrease in time deposits is the result of our pricing strategy combined with strong competition for time deposits in our market.

                                 DECEMBER 31,        JUNE 30,
                                    2005              2005           $ CHANGE      % CHANGE
                               ---------------   ---------------   -------------  ------------
                                    (Dollars in thousands)
Certificates of deposit        $      118,098    $      121,130    $     (3,032)        (2.5%)
Savings accounts                       12,206            12,944            (738)        (5.7%)
Money market accounts                  40,069            31,841           8,228         25.8%
NOW accounts                           15,827            18,818          (2,991)       (15.9%)
Non-interest bearing accounts           9,000             9,973            (973)        (9.8%)
                               ---------------   ---------------   -------------
                               $      195,200    $      194,706    $        494          0.3%
                               ===============   ===============   =============

ADVANCES AND OTHER LIABILITIES
------------------------------
FHLB advances increased $15.0 million to $32.0 million at December 31, 2005. We utilize FHLB cash management overnight advances as a funding source to manage daily liquidity needs. In addition, a combination of fixed and variable rate FHLB advances, with maturities ranging from August 2006 to March 2011, have been used as a funding source for loan growth.

STOCKHOLDERS' EQUITY
--------------------
Stockholders' equity decreased $4.1 million, or 5.0%, to $77.9 million at December 31, 2005. Retained earnings increased $809,000 to $34.9 million at December 31, 2005 due to net earnings of $1.5 million partially offset by the payment of dividends to shareholders in the amount of $843,000. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders' equity. At December 31, 2005, the adjustment to stockholders' equity was an unrealized loss of $532,000 compared to a net unrealized loss of $155,000 at June 30, 2005. During the six-month period ended December 31, 2005, there were 395,204 shares of treasury stock purchased at a cost of $5.2 million.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $2.7 million and interest-earning deposits totaled $6.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $46.8 million at December 31, 2005. In addition, at December 31, 2005, we had arranged the ability to borrow a total of approximately $64.9 million from the Federal Home Loan Bank of Cincinnati. In the six-month period ended December 31, 2005, Federal Home Loan Bank advances increased $15.0 million to $32.0 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At December 31, 2005, we had approximately $1.1 million in loan commitments, consisting of $637,000 in commitments to originate residential loans and $482,000 to originate commercial loans. In addition to commitments to originate loans, we had $11.2 million in loans-in-process, $433,000 in unused standby letters of credit and approximately $11.6 million in unused lines of credit We had $73.3 million in certificates of deposit due within one year and $77.1 million in other deposits without specific maturities at December 31, 2005. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We have the ability to attract and retain deposits by adjusting the interest rates offered. We experienced a net increase in total deposits of $494,000 during the six-month period ended December 31, 2005.

At December 31, 2005, the average liquidity ratio was 22.02% compared to 33.42% at December 31, 2004. The level of liquidity has been reduced as net proceeds from the stock offering have been used for lending, operational growth and expansion activities.

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

For the three months ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

CAPITAL COMPLIANCE

The following table presents our capital position relative to our regulatory capital requirements at December 31, 2005 and June 30, 2005:

                                        ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                               -------------------------   ------------------------    ------------------------
                                 AMOUNT        RATIO         AMOUNT        RATIO        AMOUNT         RATIO
                                 ------        -----         ------        -----        ------         -----
                                                          (Dollars in thousands)

AT DECEMBER 31, 2005

Total Capital
     (To Risk Weighted Assets)   $ 67,682         31.9%      $ 16,991  >      8.0%      $ 21,239  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          65,633         21.8%        12,049  >      4.0%        15,062  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          65,633         21.8%         4,518  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     65,633         30.9%           N/A                     12,744  >       6.0%
                                                                                                 ---


AT JUNE 30, 2005

Total Capital
     (To Risk Weighted Assets)   $ 67,648         35.4%      $ 15,293  >      8.0%      $ 19,116  >      10.0%
                                                                      ---                        ---

Core Capital
     (To Tangible Assets)          65,539         22.7%        11,539  >      4.0%        14,424  >       5.0%
                                                                      ---                        ---

Tangible Capital
     (To Tangible Assets)          65,539         22.7%         4,327  >      1.5%           N/A
                                                                      ---

Tier 1 Capital
     (To Risk Weighted Assets)     65,539         34.3%           N/A                     11,470  >       6.0%
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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                                       (d)
                                                                                  MAXIMUM NUMBER
                                                                (c)              (OR APPROXIMATE
                                                           TOTAL NUMBER OF         DOLLAR VALUE)
                               (a)             (b)        SHARES (OR UNITS)        OF SHARES (OR
                           TOTAL NUMBER      AVERAGE        PURCHASED AS          UNITS) THAT MAY
                            OF SHARES       PRICE PAID    PART OF PUBLICLY        YET BE PURCHASED
                            (OR UNITS)      PER SHARE      ANNOUNCED PLANS        UNDER THE PLANS
Period                      PURCHASED       (OR UNIT)        OR PROGAMS             OR PROGRAMS
                          ---------------   -----------  --------------------   ---------------------

Month #1
October 1, 2005                        -             -                     -                 433,291 (1)
through
October 31, 2005

Month #2
November 1, 2005                 239,370        $13.31               239,370                 193,921 (1)
through
November 30, 2005

Month #3
December 1, 2005                  17,853        $13.52                17,853                 176,068 (1)
through
December 31, 2005

Total                            257,223        $13.32               257,223                 176,068

-----------------------------------------

(1) On July 30, 2004, the Company announced a Stock Repurchase Program under which the Company may repurchase up to an aggregate of 838,552 shares, or 10%, of the Company's common stock, from time to time, subject to market conditions. On April 29, 2005, the Company announced a stock repurchase program under which the Company may repurchase an additional 838,552 shares of the Company's common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors. No repurchase authorization expired during the three months ended December 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Stockholders of the Company was held on October 27, 2005. The results of the vote on the matters presented at the meeting is as follows:

           1. The following individuals were elected as directors, each for a three-year term:

                                       Votes for         Votes Withheld
                                       ---------         --------------

               William T. Hale         6,299,130           160,355
               John F. McCrary         6,299,258           160,227

           2. The appointment of Craine, Thompson & Jones, P.C. as auditors for the Company for the fiscal year ending June 30, 2006 was ratified by stockholders by the following vote:

               For 6,289,382;  Against 74,417;  Abstain 95,686

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


                                        JEFFERSON BANCSHARES, INC.



February 9, 2006                        /s/ Anderson L. Smith
                                        --------------------------------------
                                        Anderson L. Smith
                                        President and Chief Executive Officer



February 9, 2006                        /s/ Jane P. Hutton
                                        --------------------------------------
                                        Jane P. Hutton
                                        Chief Financial Officer, Treasurer
                                         and Secretary