Form 10-Q
period 2006-03-31
JEFFERSON BANCSHARES INC
filed 2006-05-10
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 00-50347

JEFFERSON BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	45-0508261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Evans Avenue, Morristown, Tennessee	37814
(Address of principal executive offices)	(Zip code)

(423) 586-8421

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At May 10, 2006, the registrant had 6,693,317 shares of common stock, $0.01 par value per share, outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	March 31, 2006	June 30, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$3,228	$3,799
Interest-earning deposits	5,531	7,228
Investment securities classified as available-for-sale, net	39,902	53,366
Federal Home Loan Bank stock	1,720	1,652
Bank owned life insurance	5,440	5,285
Loans receivable, net of allowance for loan losses of $2,191 and $2,293	240,860	208,438
Loans held-for-sale	1,105	3,137
Premises and equipment, net	10,280	7,073
Foreclosed real estate, net	161	914
Accrued interest receivable:
Investments	267	489
Loans receivable	1,287	1,059
Deferred tax asset	1,898	1,878
Other assets	682	723

Total assets	$312,361	$295,041

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$10,340	$9,973
Interest-bearing	186,539	184,733
Federal Home Loan Bank advances	39,000	17,000
Other liabilities	988	1,307

Total liabilities	236,867	213,013

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,385,517 shares issued and 6,694,917 and 7,289,284 outstanding	84	84
Additional paid-in capital	72,071	71,694
Unearned ESOP shares	(5,509)	(5,833)
Unearned compensation	(2,873)	(3,232)
Accumulated other comprehensive income	(558)	(155)
Retained earnings	34,952	34,069
Treasury stock, at cost; 1,711,731 and 1,105,832 shares	(22,673)	(14,599)

Total stockholders’ equity	75,494	82,028

Total liabilities and stockholders’ equity	$312,361	$295,041

See accompanying notes to financial statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Interest income:
Interest on loans receivable	$4,155	$3,330	$11,669	$9,655
Interest on investment securities	373	594	1,272	1,938
Other interest	77	76	250	193

Total interest income	4,605	4,000	13,191	11,786

Interest expense:
Deposits	1,470	1,064	3,964	3,080
Advances from FHLB	396	101	833	292

Total interest expense	1,866	1,165	4,797	3,372

Net interest income	2,739	2,835	8,394	8,414
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,739	2,835	8,394	8,414

Noninterest income:
Dividends from investments	12	20	29	46
Mortgage origination fee income	129	40	446	40
Service charges and fees	131	132	404	416
Loss on sale of investment securities, net	(46)	—	(90)	(43)
Gain on sale of foreclosed real estate, net	8	38	168	71
BOLI increase in cash value	49	45	155	153
Other	30	52	70	106

Total noninterest income	313	327	1,182	789

Noninterest expense:
Compensation and benefits	1,483	1,070	4,063	2,914
Occupancy expense	108	89	305	241
Equipment and data processing expense	276	273	735	710
DIF deposit insurance premiums	6	7	19	22
Advertising	28	47	173	140
REO expense	9	26	46	58
Other	376	403	1,107	994

Total noninterest expense	2,286	1,915	6,448	5,079

Earnings before income taxes	766	1,247	3,128	4,124

Income taxes:
Current	218	389	926	1,339
Deferred	72	(4)	231	89

Total income taxes	290	385	1,157	1,428

Net earnings	$476	$862	$1,971	$2,696

Net earnings per share, basic	$0.08	$0.12	$0.31	$0.36

Net earnings per share, diluted	$0.08	$0.12	$0.31	$0.36

See accompanying notes to financial statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2006 and 2005 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2005	$84	$71,694	$(5,833)	$(3,232)	$(155)	$34,069	$(14,599)	$82,028

Comprehensive income:
Net earnings	—	—	—	—	—	1,971	—	1,971
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(250)	—	—	—	—	(403)	—	—	(403)

Total comprehensive income	—	—	—	—	—	—	—	1,568

Dividends	—	—	—	—	—	(1,245)	—	(1,245)
Dividends used for ESOP payment	—	—	—	—	—	157	—	157
Shares committed to be released by the employee stock ownership plan	—	104	324	—	—	—	—	428
Stock options expensed	—	199	—	—	—	—	—	199
Tax benefit from exercise of nonqualifying stock options	—	—	—	—	—	—	—	—
Earned portion of stock grants	—	—	—	359	—	—	—	359
Exercise of options	—	49	—	—	—	—	—	49
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Purchase of common stock (605,899 shares)	—	—	—	—	—	—	(8,074)	(8,074)

Balance at March 31, 2006	$84	$72,071	$(5,509)	$(2,873)	$(558)	$34,952	$(22,673)	$75,494

Balance at June 30, 2004	$84	$71,496	$(6,265)	$(3,488)	$(793)	$32,349	$—	$93,383

Comprehensive income:
Net earnings	—	—	—	—	—	2,696	—	2,696
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $138	—	—	—	—	221	—	—	221

Total comprehensive income	—	—	—	—	—	—	—	2,917

Dividends	—	—	—	—	—	(1,173)	—	(1,173)
Dividends used for ESOP payment	—	—	—	—	—	143	—	143
Shares committed to be released by the employee stock ownership plan	—	97	324	—	—	—	—	421
Stock options expensed	—	—	—	—	—	—	—	—
Earned portion of stock grants	—	—	—	330	—	—	—	330
Exercise of options	—	44	—	—	—	—	—	44
Purchase of stock for the 2004 Stock Incentive Plan	—	—	—	(184)	—	—	—	(184)
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Purchase of common stock (828,552 shares)	—	—	—	—	—	—	(10,948)	(10,948)

Balance at March 31, 2005	$84	$71,662	$(5,941)	$(3,342)	$(572)	$34,015	$(10,948)	$84,958

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,971	$2,696
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Allocated ESOP shares	428	422
Depreciation and amortization expense	202	196
Amortization of premiums (discounts), net on investment securities	23	11
(Gain) loss on sale of investment securities and mortgage-backed securities, net	106	43
(Gain) on sale of equity investments	(16)	—
FHLB stock dividends	(68)	(52)
Amortization of deferred loan fees, net	(95)	(97)
Loss (gain) on sale of foreclosed real estate, net	(168)	(70)
Deferred tax benefit	231	296
Tax benefit from stock options and MRP	25	—
Originations of mortgage loans held for sale	(41,998)	(5,279)
Proceeds from sales of mortgage loans	44,030	3,900
Increase in cash value of life insurance	(155)	(153)
Earned portion of MRP	359	330
Stock options expensed	199	—
Decrease (increase) in:
Accrued interest receivable	(6)	376
Other assets	41	66
Increase (decrease) in other liabilities and accrued income taxes	8	117

Net cash provided by (used for) operating activities	5,117	2,802

Cash flows used for investing activities:
Loan originations, net of principal collections	(31,579)	(7,954)
Investment securities classified as available for sale:
Purchased	(1,246)	—
Proceeds from sale	11,527	20,378
Proceeds from maturity	200	1,700
Return of principal on mortgage-backed securities	2,201	3,152
Purchase of premises and equipment	(3,410)	(255)
Proceeds from sale of (additions to) foreclosed real estate, net	345	430

Net cash provided by (used for) investing activities	(21,962)	17,451

Cash flows from financing activities:
Net increase (decrease) in deposits	2,173	(8,292)
Proceeds from advances from FHLB	40,000	15,000
Repayment of FHLB advances	(18,000)	(9,000)
Purchase of company stock for the 2004 Stock Based Incentive Plan	—	(14)
Purchase of treasury stock	(8,074)	(10,948)
Cash dividend paid on common stock	(1,572)	(1,550)
Proceeds from exercise of stock options	50	44

Net cash provided by (used for) financing activities	14,577	(14,760)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(2,268)	5,493
Cash, cash equivalents and interest-earning deposits at beginning of period	11,027	6,411

Cash, cash equivalents and interest-earning deposits at end of period	$8,759	$11,904

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$3,964	$3,080
Interest on FHLB advances	833	292
Income taxes	1,135	1,390
Real estate acquired in settlement of loans	454	1,282

See accompanying notes to financial statements

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

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

	Weighted-Average Shares Outstanding for the Three Months Ended March 31,		Weighted-Average Shares Outstanding for the Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic earnings per common share	6,227,668	7,171,692	6,422,164	7,443,856
Effect of dilutive stock options	20,436	16,865	18,193	18,459

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,248,104	7,188,557	6,440,357	7,462,315

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans having an average recorded investment of $62,000 during the nine-month period ended March 31, 2006 has been recognized in conformity with the Financial Accounting Standards Board (“FASB”) Statement No. 118. There was no allowance for loan losses related to impaired loans at March 31, 2006. Other nonaccrual loans at March 31, 2006 were approximately $62,000. For the nine months ended March 31, 2006, gross income which would have been recognized had impaired and nonaccrual loans been current in accordance with their original terms amounted to approximately $4,000. Interest income from impaired and non-accrual loans included in the Company’s interest income amounted to $2,000 for the nine months ended March 31, 2006.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2006:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2005		$2,293
Provision for loan losses		—
Charge-offs	$(227)
Recoveries	125

Net (charge-offs)/recoveries		(102)

Balance at March 31, 2006		$2,191

(8)	Financial Instruments With Off-Balance Sheet Risk

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

At March 31, 2006, we had approximately $8.6 million in loan commitments, consisting of $925,000 in commitments to originate residential loans and $7.6 million to originate commercial loans. In addition to commitments to originate loans, we had $13.0 million in loans-in-process, $528,000 in unused standby letters of credit and approximately $12.0 million in unused lines of credit.

(9)	Dividend Declaration

On February 24, 2006, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of March 31, 2006 and payable on April 14, 2006.

(10)	Stock Incentive Plans

Under the Bank’s 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan (“MRP”), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of March 31, 2006, there were 39,726 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the three-month period, 3,000 options were exercised.

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of March 31, 2006, there were 401,778 options and 206,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of March 31, 2006.

	Nine Months Ended March 31, 2006
	Shares	Weighted- average exercise price
Outstanding at beginning of period	453,036	$12.60
Granted during the nine-month period	—	—
Options exercised	11,532	$4.26
Outstanding at March 31, 2006	441,504	$12.82

Options exercisable at March 31, 2006	200,448	$11.77

The following information applies to options outstanding at March 31, 2006:

Number outstanding	441,504
Range of exercise prices	$3.52 - $13.69
Weighted-average exercise price	$12.82
Weighted-average remaining contractual life	7.21
Number of options remaining for future issuance	296,972

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (SFAS 123R), an amendment of FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”) and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. This requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $217,000 in fiscal year 2006 and $542,500 in the remaining service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The estimated fair value of stock options at grant date has been determined using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123R, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net Income:
As reported	$862	$2,696
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(54)	(162)

Pro forma	$808	$2,534

Basic net earnings per share:
As reported	$0.12	$0.36
Pro forma	$0.11	$0.34
Earnings per common share assuming dilution:
As reported	$0.12	$0.36
Pro forma	$0.11	$0.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

General

Jefferson Bancshares, Inc. (also referred to as the “Company” or “Jefferson Bancshares”) is the holding company for Jefferson Federal Bank (the “Bank” or “Jefferson Federal”).

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

Jefferson Federal is a community oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate loans secured by first mortgages on owner-occupied, one-to four- family residential properties, as well as to originate commercial real estate and multi-family mortgage loans, construction loans, consumer loans, commercial non-real estate loans and make other investments permitted by applicable laws and regulations.

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund. Jefferson Federal Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Private Securities Litigation Reform Act Safe Harbor Statement

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; but rather, are statements based on Jefferson Bancshares’ current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended June 30, 2005 under “Item 1. Business - Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three and Nine Months Ended March 31, 2006 and 2005

Net Income

Net income was $476,000, or $0.08 per diluted share, for the quarter ended March 31, 2006 compared to net income of $862,000, or $0.12 per diluted share, for the comparable period in 2005. The decline in net income for the three-month period ended March 31, 2006 was primarily the result of an increase in noninterest expense combined with a decrease in net interest income. The increase in noninterest expense was the result of our expansion activities, as well as our adoption of Financial Accounting Standards Board’s (“FASB”) Statement 123R, which requires the expensing of stock options. For the nine months ended March 31, 2006, net income was $2.0 million, or $0.31 per diluted share, compared to $2.7 million, or $0.36 per diluted share, for the comparable period in 2005. The decline in net income for the nine-months ended March 31, 2006 was primarily the result of an increase in noninterest expense, partially offset by an increase in noninterest income.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$476	$862	$1,971	$2,696
Net earnings per share, basic	$0.08	$0.12	$0.31	$0.36
Net earnings per share, diluted	$0.08	$0.12	$0.31	$0.36
Return on average assets (annualized)	0.61%	1.16%	0.86%	1.18%
Return on average equity (annualized)	2.49%	3.98%	3.33%	4.01%

Net Interest Income

Net interest income before loan loss provision decreased $96,000 to $2.7 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase in short-term interest rates has improved the yield on earning assets; however, our cost of funds has also been affected by the increase in rates. The interest rate spread and net interest margin for the quarter ended March 31, 2006 were 3.04% and 3.80%, respectively, compared to 3.36% and 4.02% for the same period in 2005. The average yield on interest-earning assets increased 70 basis points to 6.38% and the average volume of earning assets increased $6.8 million, to $288.7 million for the three months ended March 31, 2006 compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 103 basis points to 3.34%, while the average volume of interest-bearing liabilities increased $21.7 million, to $223.3 million for the three months ended March 31, 2006 compared to the same period in 2005.

The following table summarizes changes in interest income and expense for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Interest income:
Loans	$4,155	$3,330	$825	24.8%
Investment securities	373	594	(221)	(37.2)%
Interest-earning deposits	53	58	(5)	(8.6)%
FHLB stock	24	18	6	33.3%

Total interest income	4,605	4,000	605	15.1%
Interest expense:
Deposits	1,470	1,064	406	38.2%
Borrowings	396	101	295	292.1%

Total interest expense	1,866	1,165	701	60.2%

Net interest income	$2,739	$2,835	$(96)	(3.4)%

Net interest income before loan loss provision decreased $20,000 to $8.4 million for the nine months ended March 31, 2006 compared to the same period in 2005. The interest rate spread and net interest margin for the nine months ended March 31, 2006 were 3.24% and 3.96%, respectively, compared to 3.25% and 3.88% for the same period in 2005. The average yield on interest-earning assets increased

79 basis points to 6.22% while the average volume of earning assets declined $6.5 million, to $282.8 million for the nine months ended March 31, 2006 compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 80 basis points to 2.98%, while the average volume of interest-bearing liabilities increased $8.6 million, to $214.8 million for the nine months ended March 31, 2006, compared to the same period in 2005.

The following table summarizes changes in interest income and expense for the nine-month periods ended March 31, 2006 and 2005:

	Nine Months Ended March 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Interest income:
Loans	$11,669	$9,655	$2,014	20.9%
Investment securities	1,272	1,938	(666)	(34.4)%
Interest-earning deposits	182	141	41	29.1%
FHLB stock	68	52	16	30.8%

Total interest income	13,191	11,786	1,405	11.9%
Interest expense:
Deposits	3,964	3,080	884	28.7%
Borrowings	833	292	541	185.3%

Total interest expense	4,797	3,372	1,425	42.3%

Net interest income	$8,394	$8,414	$(20)	(0.2)%

The following table summarizes average balances and average yields and costs:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$239,795	6.93%	$197,923	6.73%	$226,793	6.86%	$198,856	6.47%
Investment securities	40,047	3.73%	70,887	3.35%	46,008	3.69%	77,778	3.32%
Interest-earning deposits	7,111	2.98%	11,392	2.04%	8,264	2.94%	10,996	1.71%
FHLB stock	1,712	5.61%	1,625	4.43%	1,687	5.37%	1,608	4.31%
Deposits	185,588	3.17%	189,527	2.25%	186,122	2.84%	194,344	2.11%
Borrowings	37,666	4.21%	12,000	3.37%	28,667	3.87%	11,889	3.27%

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

	Three Months 2006 Compared to 2005			Nine Months 2006 Compared to 2005
	Increase (Decrease) Due To		Net	Increase (Decrease) Due To		Net
	Volume	Rate		Volume	Rate
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$723	$102	$825	$1,413	$601	$2,014
Investment securities	(309)	88	(221)	(935)	269	(666)
Other	(2)	3	1	(23)	80	57

Total interest-earning assets	412	193	605	455	950	1,405

Interest expense:
Deposits	(22)	428	406	(124)	1,008	884
Borrowings	264	31	295	479	62	541

Total interest-bearing liabilities	242	459	701	355	1,070	1,425

Net change in interest income	$170	$(266)	$(96)	$100	$(120)	$(20)

Total interest income increased $605,000, or 15.1%, to $4.6 million for the three months ended March 31, 2006, and increased $1.4 million, or 11.9%, to $13.2 million for the nine months ended March 31, 2006. The increase in interest income was primarily due to an increase in both the volume and yield on average loans more than offsetting a decrease in the volume of investment securities.

Interest on loans increased $825,000, or 24.8%, to $4.2 million for the three months ended March 31, 2006 and increased $2.0 million, or 20.9%, to $11.7 million for the nine months ended March 31, 2006. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial and consumer loan portfolio, combined with a higher average yield. The increase in the average yield on loans was primarily the result of increases in the prime lending rate. The average yield on loans increased 20 basis points, to 6.93%, for the three months and increased 39 basis points, to 6.86%, for the nine months ended March 31, 2006 compared to the corresponding periods in 2005. Most of the commercial loans that have been originated have been tied to prime and will reprice quickly as interest rates change.

Interest on investment securities decreased $221,000, or 37.2%, to $373,000 for the three months ended March 31, 2006 and decreased $666,000, or 34.4%, to $1.3 million, for the nine months ended March 31, 2006. The decrease for both periods was the result of a decrease in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $30.8 million, to $40.0 million for the three months ended March 31, 2006 and decreased $31.8 million, to $46.0 million for the nine months ended March 31, 2006. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. The average yield on investments increased 38 basis points to 3.73% for the three months ended March 31, 2006 and increased 37 basis points to 3.69% for the nine months ended March 31, 2006 compared to the same periods in 2005. Dividends on Federal Home Loan Bank (“FHLB”) stock were $24,000 and $68,000, respectively, for the three- and nine-month periods ended March 31, 2006, compared to $18,000 and $52,000 for the comparable periods in 2005. FHLB dividends are paid with additional shares of FHLB stock.

Total interest expense increased $701,000, or 60.2%, to $1.9 million for the three-month period ended March 31, 2006 compared to the same period in 2005. For the nine months ended March 31, 2006, total interest expense increased $1.4 million, or 42.3%, to $4.8 million compared to the same period in 2005. The increase in both periods was due to an increase in the average rate paid on interest-bearing liabilities combined with an increase in the average balance of FHLB advances. Interest expense on deposits increased $406,000, or 38.2%, to $1.5 million for the three-month period ended March 31, 2006 and increased $884,000, or 28.7%, to $4.0 million for the nine-month period ended March 31, 2006. The increase for both periods was due to an increase in the average rate paid on deposits more than offsetting a decrease in the average balance of deposits. The average rate paid on deposits increased 92 basis points to 3.17% for the three months ended March 31, 2006 and increased 73 basis points to 2.84% for the nine months ended March 31, 2006 due to higher rates paid on money market accounts and time deposits. The increase in the rate paid on deposits reflects an increase in short-term market interest rates. Interest expense on FHLB advances was $396,000 for the three months ended March 31, 2006 compared to $101,000 for the same period in 2005. For the nine months ended March 31, 2006, interest expense on FHLB advances was $833,000 compared to $292,000 for the same period in 2005. The increase for both periods was due to a higher average balance and a higher rate paid. FHLB advances were utilized as a funding source for supporting loan growth during the three- and nine-month periods ended March 31, 2006.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs for the three- and nine-month periods ended March 31, 2006 amounted to $43,000 and $102,000, respectively, compared to $50,000 and $141,000 for the comparable periods in 2005. There were no additions to the allowance for loan losses for either nine-month period. Nonperforming loans totaled $62,000 at March 31, 2006 compared to $342,000 at March 31, 2005.

Noninterest Income

Noninterest income decreased $14,000 to $313,000 for the three months ended March 31, 2006 compared to $327,000 for the corresponding period in 2005. A loss on sale of investment securities totaling $46,000 was recorded in the three-month period ended March 31, 2006 and included as a component of noninterest income. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. Gain on sale of foreclosed property was $8,000 for the three months ended March 31, 2006 compared to $38,000 for the same period in 2005. Mortgage origination fee income accounted for the largest increase in noninterest income with $129,000 for the three months ended March 31, 2006 and $40,000 for the comparable period in 2005. For the three months ended March 31, 2006, we originated $11.7 million in non-portfolio loans that were sold in the secondary market compared to $5.3 million for the three months ended March 31, 2005.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2006 compared to the same period in 2005.

	Three Months Ended March 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Dividends from investments	$12	$20	$(8)	(0.4)%
Mortgage origination fee income	129	40	89	222.5%
Service charges and fees	131	132	(1)	(0.8)%
Loss on sale of investment securities, net	(46)	—	(46)	NM
Gain on sale of foreclosed real estate, net	8	38	(30)	(78.9)%
BOLI increase in cash value	49	45	4	8.9%
Other	30	52	(22)	(43.3)%

Total noninterest income	$313	$327	$(14)	(4.3)%

Noninterest income increased $393,000, or 49.8%, to $1.2 million for the nine months ended March 31, 2006 compared to $789,000 for the comparable period in 2005. Mortgage origination fee income accounted for the largest increase in noninterest income with $446,000 for the current nine-month period and $40,000 for the comparable period in 2005. In January 2005, we began originating and selling loans in the secondary market. Loss on sale of investment securities amounted to $90,000 for the nine months ended March 31, 2006 compared to $43,000 for the corresponding period in 2005. Gain on sale of foreclosed property was $168,000 for the nine months ended March 31, 2006 compared to $71,000 for the same period in 2005.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2006 compared to the same period in 2005.

	Nine Months Ended March 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Dividends from investments	$29	$46	$(17)	(37.0)%
Mortgage origination fee income	446	40	406	1015.0%
Service charges and fees	404	416	(12)	(2.9)%
Loss on sale of investment securities, net	(90)	(43)	(47)	109.3%
Gain on sale of foreclosed real estate, net	168	71	97	136.6%
BOLI increase in cash value	155	153	2	1.3%
Other	70	106	(36)	(34.0)%

Total noninterest income	$1,182	$789	$393	49.8%

Noninterest Expense

Noninterest expense increased $371,000 or 19.4%, to $2.3 million for the three-month period ended March 31, 2006, primarily due to an increase in compensation and benefits expense. Compensation and benefits expense increased $413,000, or 38.6%, to $1.5 million for the three-month period ended March 31, 2006, primarily due to staff additions for our future branch office in Morristown, Tennessee which is scheduled to open in 2006 and two future branch offices in Knoxville, Tennessee which are anticipated to open in 2006 and early 2007. There were 95 bank employees at March 31, 2006 compared to 75 employees at March 31, 2005. Further, on July 1, 2005, we adopted FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective approach, which requires the expensing of unvested stock options granted prior to the adoption date. The expense will be based on the grant-date fair value and will be recognized over the remaining vesting period. The cost of stock options that have vested prior to the adoption of SFAS 123R is never recognized. Accordingly, for the three months ended March 31, 2006, compensation expense included $66,000 related to the expensing of stock options.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2006 compared to the same period in 2005.

	Three Months Ended March 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Compensation and benefits	$1,483	$1,070	$413	38.6%
Occupancy expense	108	89	19	21.3%
Equipment and data processing expense	276	273	3	1.1%
Deposit insurance premiums	6	7	(1)	(14.3)%
Advertising	28	47	(19)	(40.4)%
REO expense	9	26	(17)	(65.4)%
Other	376	403	(27)	(6.7)%

Total noninterest expense	$2,286	$1,915	$371	19.4%

For the nine months ended March 31, 2006, noninterest expense increased $1.4 million, or 27.0%, to $6.4 million due primarily to an increase in compensation and benefits expense. Compensation and benefits expense increased $1.1 million, or 39.4%, to $4.1 million for the nine months ended March 31, 2006 due to staff additions and stock option expensing. Compensation and benefits expense related to stock option expense totaled $199,000 for the nine months ended March 31, 2006.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2006 compared to the same period in 2005.

	Nine Months Ended March 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Compensation and benefits	$4,063	$2,914	$1,149	39.4%
Occupancy expense	305	241	64	26.6%
Equipment and data processing expense	735	710	25	3.5%
Deposit insurance premiums	19	22	(3)	(13.6)%
Advertising	173	140	33	23.6%
REO expense	46	58	(12)	(20.7)%
Other	1,107	994	113	11.4%

Total noninterest expense	$6,448	$5,079	$1,369	27.0%

Income Taxes

Income tax expense for the three months ended March 31, 2006 was $290,000 compared to $385,000 for the same period in 2005 due to lower taxable income. For the nine months ended March 31, 2006, income tax expense decreased $271,000, or 19.0%, to $1.2 million due to lower taxable income.

Financial Condition

Assets

At March 31, 2006, total assets were $312.4 million, an increase of $17.3 million, or 5.9%, compared to $295.0 million at June 30, 2005. The increase in assets was primarily attributable to an increase in loans, more than offsetting a decline in investment securities. Proceeds from sales and maturities of investment securities and repayments of mortgage-backed securities were utilized to fund stock repurchases and to fund growth in the loan portfolio. Additional FHLB advances were used to fund asset growth.

Investments

Our investment portfolio consists primarily of federal agency securities with maturities of seven years or less, municipal securities and mortgage-backed securities with stated final maturities of 30 years or less. Investment securities decreased $13.5 million, or 25.2%, to $39.9 million due primarily to sales of investment securities during the nine-month period. Proceeds from the sale of investment securities were used to fund stock repurchases and to fund growth in the loan portfolio. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $905,000, or $558,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$31,322	$—	$(786)	$30,536
Municipals	4,507	1	(120)	4,388
Mortgage-backed	4,977	14	(13)	4,978

Total securities available- for-sale	$40,806	$15	$(919)	$39,902

Weighted-average rate	3.51%

At June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$42,447	$83	$(393)	$42,137
Municipals	3,475	2	(60)	3,417
Mortgage-backed	7,695	117	—	7,812

Total securities available- for-sale	$53,617	$202	$(453)	$53,366

Weighted-average rate	3.42%

Loans

Net loans increased $32.4 million, or 15.6%, to $240.9 million at March 31, 2006. Our expansion into the Knoxville, Tennessee market has generated additional lending opportunities, which has resulted in significant growth in our loan portfolio. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $199.9 million, or 82.1% of gross loans, at March 31, 2006 compared to $168.8 million, or 80.0% of gross loans, at June 30, 2005. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. The largest portion of loan growth occurred in commercial real estate, due to our emphasis on this type of lending. Commercial real estate loans increased $20.0 million, or 37.0%, to $74.3 million at March 31, 2006.

Commercial business loans decreased $2.0 million, or 5.8%, to $32.6 million at March 31, 2006. Commercial business loans were 13.4% of gross loans at March 31, 2006 compared to 16.4% of gross loans at June 30, 2005. Most of the commercial business loans that we have originated have been tied to prime and will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $10.8 million and represented 4.5% of total loans at March 31, 2006 compared to $7.6 million, or 3.6% of total loans at June 30, 2005. Consumer loans increased in the nine months ended March 31, 2006 due to an increase in indirect automobile loans.

Loans receivable, net, are summarized as follows:

	At March 31, 2006		At June 30, 2005
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$78,036	32.1%	$79,652	37.7%	$(1,616)	(2.0)%
Multi-family	7,258	3.0%	8,568	4.1%	(1,310)	(15.3)%
Construction	11,486	4.7%	7,029	3.3%	4,457	63.4%
Commercial	74,301	30.5%	54,252	25.7%	20,049	37.0%
Land	22,782	9.4%	14,415	6.8%	8,367	58.0%
Home equity line of credit	6,033	2.5%	4,898	2.3%	1,135	23.2%

Total real estate loans	199,896	82.1%	168,814	80.0%	31,082	18.4%

Commercial business loans	32,603	13.4%	34,603	16.4%	(2,000)	(5.8)%

Consumer loans:
Loans secured by deposit accounts	953	0.4%	1,041	0.5%	(88)	(8.5)%
Other consumer loans	1,751	0.7%	1,705	0.8%	46	2.7%
Loans secured by automobiles	7,870	3.2%	4,457	2.1%	3,413	76.6%
Mobile home loans	264	0.1%	379	0.2%	(115)	(30.3)%

Total non-real estate loans	10,838	4.5%	7,582	3.6%	3,256	42.9%

Total commercial business and consumer loans	43,441	17.9%	42,185	20.0%	1,256	3.0%

Total gross loans	243,337	100.0%	210,999	100.0%	32,338	15.3%
Less:
Deferred loan fees, net	(286)		(268)		(18)	6.7%
Allowance for losses	(2,191)		(2,293)		102	(4.4)

Loans receivable, net	$240,860		$208,438		$32,422	15.6%

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

Due to net charge-offs, the allowance for loan losses decreased $102,000 to $2.2 million at March 31, 2006. There were no additions to the allowance for loan losses during the nine-month period ended March 31, 2006. Our allowance for loan losses represented 0.90% of total gross loans at March 31, 2006 compared to 1.09% of total gross loans at June 30, 2005.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$2,234	$2,388	$2,293	$2,479
Provision for loan losses	—	—	—	—
Recoveries	49	66	125	252
Charge-offs	(92)	(116)	(227)	(393)

Net charge-offs	(43)	(50)	(102)	(141)

Allowance at end of period	$2,191	$2,338	$2,191	$2,338

Net charge-offs to average outstanding loans during the period, annualized	0.07%	0.10%	0.06%	0.09%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets were $223,000 at March 31, 2006 compared to $1.3 million at June 30, 2005. Nonperforming loans were $62,000 and $426,000 at March 31, 2006 and June 30, 2005, respectively. Foreclosed real estate decreased $753,000 to $161,000 at March 31, 2006 due to the disposition of several pieces of foreclosed property. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	March 31, 2006	June 30, 2005
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$62	$426
Commercial business	—	—
Consumer	—	—

Total nonaccrual loans	62	426

Real estate owned	161	914
Other repossessed assets	—	—

Total nonperforming assets	$223	$1,340

Total nonperforming assets to total assets	0.07%	0.45%
Total nonperforming loans to total loans	0.03%	0.20%
Allowance for loan losses to total nonperforming loans	3533.87%	538.26%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2006 was $5.4 million.

Deposits

Total deposits increased $2.2 million to $196.9 million at March 31, 2006. Transaction accounts increased $4.9 million, or 6.6%, to $78.4 million, while time deposits decreased $2.7 million, or 2.2%, to $118.5 million at March 31, 2006. We have focused on attracting lower cost transaction accounts to manage our cost of funds. Transaction accounts represented 39.8% of total deposits at March 31, 2006 compared to 37.8% at June 30, 2005 and 35.9% at March 31, 2005. The decrease in time deposits is the result of our pricing strategy combined with strong competition for time deposits in our market.

	March 31, 2006	June 30, 2005	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$118,456	$121,130	$(2,674)	(2.2)%
Savings accounts	12,175	12,944	(769)	(5.9)%
Money market accounts	39,683	31,841	7,842	24.6%
NOW accounts	16,225	18,818	(2,593)	(13.8)%
Non-interest bearing accounts	10,340	9,973	367	3.7%

	$196,879	$194,706	$2,173	1.1%

Advances and Other Liabilities

FHLB advances increased $22.0 million to $39.0 million at March 31, 2006. We utilize FHLB cash management overnight advances as a funding source to manage daily liquidity needs. In addition, a combination of fixed and variable rate FHLB advances, with maturities ranging from August 2006 to March 2011, have been used as a funding source for loan growth.

Stockholders’ Equity

Stockholders’ equity decreased $6.5 million, or 8.0%, to $75.5 million at March 31, 2006. Retained earnings increased $883,000 to $35.0 million at March 31, 2006 due to net earnings of $2.0 million partially offset by the payment of dividends to shareholders in the amount of $1.2 million. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2006, the adjustment to stockholders’ equity was an unrealized loss of $558,000 compared to a net unrealized loss of $155,000 at June 30, 2005. During the nine-month period ended March 31, 2006, there were 605,899 shares of treasury stock purchased at a cost of $8.1 million.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $3.2 million and interest-earning deposits totaled $5.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $39.9 million at March 31, 2006. In addition, at March 31, 2006, we had arranged the ability to borrow a total of approximately $63.4 million from the Federal Home Loan Bank of Cincinnati. In the nine-month period ended March 31, 2006, Federal Home Loan Bank advances increased $22.0 million to $39.0 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At March 31, 2006, we had approximately $8.6 million in loan commitments, consisting of $925,000 in commitments to originate residential loans and $7.6 million to originate commercial loans. In addition to commitments to originate loans, we had $13.0 million in loans-in-process, $528,000 in unused standby letters of credit and approximately $12.0 million in unused lines of credit. We had $73.8 million in certificates of deposit due within one year and $78.4 million in other deposits without specific maturities at March 31, 2006. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We have the ability to attract and retain deposits by adjusting the interest rates offered. We experienced a net increase in total deposits of $2.2 million during the nine-month period ended March 31, 2006.

At March 31, 2006, the average liquidity ratio was 18.55% compared to 32.29% at March 31, 2005. The level of liquidity has been reduced as net proceeds from the stock offering have been used for lending, operational growth and expansion activities.

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

For the three months ended March 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at March 31, 2006 and June 30, 2005:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At March 31, 2006

Total Capital
(To Risk Weighted Assets)	$67,461	30.0%	$18,013	≥	8.0%	$22,517	≥	10.0%

Core Capital
(To Tangible Assets)	65,455	21.2%	12,367	≥	4.0%	15,459	≥	5.0%

Tangible Capital
(To Tangible Assets)	65,455	21.2%	4,638	≥	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,455	29.1%	N/A			13,510	≥	6.0%

At June 30, 2005

Total Capital
(To Risk Weighted Assets)	$67,648	35.4%	$15,293	≥	8.0%	$19,116	≥	10.0%

Core Capital
(To Tangible Assets)	65,539	22.7%	11,539	≥	4.0%	14,424	≥	5.0%

Tangible Capital
(To Tangible Assets)	65,539	22.7%	4,327	≥	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,539	34.3%	N/A			11,470	≥	6.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2005.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
January 1, 2006 through January 31, 2006	—	—	—	176,068	(1)

Month #2
February 1, 2006 through February 28, 2006	180,587	$13.43	180,587	685,742	(1)

Month #3
March 1, 2006 through March 31, 2006	30,108	$13.52	30,108	655,634	(1)
Total	210,695	$13.44	210,695	655,634

(1)	On July 30, 2004, the Company announced a Stock Repurchase Program under which the Company may repurchase up to an aggregate of 838,552 shares, or 10%, of the Company’s common stock, from time to time, subject to market conditions. On April 29, 2005, the Company announced a stock repurchase program under which the Company may repurchase an additional 838,552 shares of the Company’s common stock, from time to time, subject to market conditions. The 2004 and 2005 repurchase authorizations were completed during the three months ended March 31, 2006. On February 24, 2006, the Company announced a Stock Repurchase Program under which the Company may repurchase an additional 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

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

JEFFERSON BANCSHARES, INC.

May 10, 2006	/s/ Anderson L. Smith
Anderson L. Smith President and Chief Executive Officer

May 10, 2006	/s/ Jane P. Hutton
Jane P. Hutton Chief Financial Officer, Treasurer and Secretary