Form 10-K
period 2006-06-30
JEFFERSON BANCSHARES INC
filed 2006-09-12
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-50347

JEFFERSON BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Tennessee	45-0508261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Evans Avenue, Morristown, Tennessee	37814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 586-8421

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $78,790,000, based upon the closing price ($13.64 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2005).

The number of shares outstanding of the registrant’s common stock as of August 31, 2006 was 6,601,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

i

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include: interest rate trends; the general economic climate in the market area in which Jefferson Bancshares operates, as well as nationwide; Jefferson Bancshares’ ability to control costs and expense; competitive products and pricing; loan delinquency rates; and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

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

Market Area

We are headquartered in Morristown, Tennessee, which is situated approximately 40 miles northeast of Knoxville, Tennessee in the northeastern section of the state. We consider Hamblen County, with an estimated 2005 population of approximately 60,000, and its contiguous counties to be our primary market area. The economy of our market area is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the average monthly unemployment rate in Hamblen County has increased from 5.6% for 2004 to 5.9% for 2005, which was slightly above both the state and national averages.

We began expansion into the Knoxville, Tennessee market in January 2005 with the opening of a lending office. We opened a full-service branch in Knoxville in mid-2006 and anticipate opening a second full-service branch office in 2007. Knoxville’s population is approximately 178,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The average monthly unemployment rate for the Knoxville metropolitan statistical area was 4.4% for 2005, which was below both the national and state averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2005, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 25.4% of the deposits in Hamblen County, which is the largest market share out of nine financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

One- to Four-Family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new one- to four-family homes. We offer fixed-rate mortgage loans with terms up to 30 years and adjustable-rate mortgage loans with terms up to 25 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the mortgage loans in our loan portfolio contain due-on-sale clauses providing that Jefferson Federal may declare the unpaid amount due and payable upon the sale of the property securing the loan. Jefferson Federal enforces these due-on-sale clauses to the extent permitted by law. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

At June 30, 2006, loans with principal balances of $500,000 or more secured by commercial real estate totaled $51.8 million, or 66.9% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $3.7 million, or 47.1% of multifamily loans. At June 30, 2006, all of these loans were performing in accordance with their terms.

Construction Loans. We originate loans to finance the construction of one-to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2006, $4.7 million of our construction loans was for the construction of one- to four-family homes and $8.8 million was for the construction of commercial or multi-family real estate. We principally finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $225,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

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

At June 30, 2006, our largest land loan was for $4.3 million and was secured by commercial real estate. At June 30, 2006, loans with principal balances of $500,000 or more secured by unimproved property totaled $10.7 million, or 39.3% of land loans. All of these loans were performing in accordance with their terms at that date.

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

Consumer Loans. We offer a variety of consumer loans, including loans secured by automobiles and savings accounts. Other consumer loans include loans on recreational vehicles and boats, debt consolidation loans and personal unsecured debt.

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

The Loan Committee meets every two weeks to review all mortgage loans made within granted lending authority of $75,000 or more and all non-mortgage loans made within granted lending authority of $50,000 or more. The committee approves all requests which exceed granted lending authority or when the request carries aggregate exposure to us of $2.0 million or more. The minutes of the committee are reported to and reviewed by the Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2006, our regulatory limit on loans to one borrower was $10.1 million. At that date, our largest lending relationship was $9.7 million and consisted of multiple commercial real estate and commercial business loans. These loans were performing according to their original repayment terms at June 30, 2006.

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

At June 30, 2006, our investment portfolio consisted of federal agency debt securities with maturities of seven years or less and municipal bonds with maturities of 20 years or less. We purchase mortgage-backed securities in an effort to increase yield, improve liquidity, provide call protection and enhance our qualified thrift lender ratio.

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

Borrowings. We have relied upon advances from the Federal Home Loan Bank of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank are typically secured by our first mortgage loans.

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

Personnel

As of June 30, 2006, we had 98 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2006. The executive officers of Jefferson Federal are:

Name	Age	Position
Anderson L. Smith	58	President and Chief Executive Officer
Douglas H. Rouse	53	Senior Vice President
Jane P. Hutton	47	Vice President and Chief Financial Officer
Eric S. McDaniel	35	Vice President and Senior Operations Officer
Janet J. Ketner	53	Executive Vice President of Retail Banking
Charles G. Robinette	61	Chairman–Knoxville Region
Anthony J. Carasso	47	President–Knoxville Region

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services - East Tennessee Metro, First Tennessee Bank National Association. Age 58. Director since 2002.

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

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President. Age 53.

Eric S. McDaniel has been Vice President and Senior Operations Officer of Jefferson Federal since July 2002. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor. Age 35.

Janet J. Ketner has been Executive Vice President of Retail Banking since January 2006. Prior to joining Jefferson Federal, Ms. Ketner was Executive Vice President of First Tennessee Bank for Morristown, Dandridge and Greeneville, Tennessee. Age 53.

Charles G. Robinette has been the Chairman of Jefferson Federal’s Knoxville Region since January 2005. Prior to joining Jefferson Federal, Mr. Robinette was the Chairman and Chief Executive Officer of the East Tennessee/ Southeast Kentucky Region of Union Planters National Bank since 1997. Age 61.

Anthony J. Carasso has been the President of Jefferson Federal’s Knoxville Region since January 2005. In 1999, Mr. Carasso was Chief Executive Officer and President of Union Planters in Murfreesboro, Tennessee. Since then, he has been President of two other Union Planters Banks, one in Somerset, Kentucky as well as Harriman, Tennessee. During his tenure in Harriman, he had a dual role as an Area Sales Manager managing 22 branches in 11 communities. Age 47.

Subsidiaries

We have one subsidiary, Jefferson Service Corporation of Morristown, Tennessee, Inc., which has an ownership interest in Bankers Title of East Tennessee, LLC, a title insurance agency. Our subsidiary also has a small investment in a credit life reinsurance company.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Jefferson Bancshares is required by federal law to report to, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. Jefferson Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Jefferson Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Jefferson Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision conducts periodic examinations to test Jefferson Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on us and our operations. Certain regulatory requirements applicable to us are referenced below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on us and is qualified in its entirety by reference to the actual laws and regulations.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2006, Jefferson Federal met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Jefferson Federal is a member of the Deposit Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Deposit Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize a predecessor insurance fund.

Our total assessment for 2006 (including the Financing Corporation assessment) was $101,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Jefferson Bancshares. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provided for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

Pursuant to the Act, the consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund occurred on March 31, 2006. The Act also states that the Federal Deposit Insurance Corporation must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by Jefferson Federal.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 2006, our limit on loans to one borrower was $10.1 million, and our largest aggregate outstanding balance of loans to one borrower was $9.7 million.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2006, Jefferson Federal met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

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

Transactions with Related Parties. Jefferson Federal’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including Jefferson Bancshares and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Home Loan Bank System

Jefferson Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Jefferson Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Jefferson Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2006 of $1.7 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $48.3 million; a 10% reserve ratio is applied above $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Jefferson Federal complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1995. For its 2006 year, the Company’s maximum federal income tax rate was 34%.

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

ITEM 1A. RISK FACTORS

Additional operating expenses relating to our expansion activities may reduce our profitability.

We will incur additional expenses relating to our lending and branch expansion strategy. These expenses will be primarily salaries and employee benefits for the additional employees hired to staff our new offices and occupancy and equipment relating to our two new full-service branch offices that opened in mid-2006 and our anticipated branch office in Knoxville, Tennessee scheduled to open in 2007. Initially, we expect that these expenses will be greater than the additional income that we generate through our new facilities. Over time, we anticipate that we will generate sufficient income to offset the expenses related to our new facilities and new employees, although we cannot guarantee when that will occur.

We may not be able to implement successfully our plans for growth.

We have operated out of our main office and two drive-through facilities in Morristown, Tennessee since 1963 and have historically considered Hamblen County to be our primary market area. Recently, our management began to implement a growth strategy that expands our presence in Morristown, as well as into Knoxville, Tennessee, approximately 40 miles southwest of Morristown. In mid-2006, we opened two full-service branch offices, one in Morristown and one in Knoxville. In addition, we intend to open a second full-service branch office in Knoxville during 2007. In connection with these new branches, we will have, among others, construction expenses, as well as the cost of equipment and hiring new employees.

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

The success of our business depends on our ability to generate profits and grow our franchise. We are located in Morristown, Tennessee and consider Hamblen County, with a population of 60,000, and its contiguous counties to be our primary market area, although we are currently expanding into the Knoxville region. The economy of the Hamblen County market area is based primarily on manufacturing and agriculture. Our primary lending activity is the origination of loans secured by real estate. Nearly all of these loans are made to borrowers who live and work in our primary market area. As a result, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our earnings. Decreases in real estate values could adversely affect the value of property used as collateral for our loans which would expose us to a greater risk of loss. In addition, adverse employment conditions may have a negative effect on the ability of our borrowers to make timely repayments of their loans and on our ability to make new loans, which would have an adverse impact on our earnings.

Rising interest rates may hurt our earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to our price deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2005, we held 25.4% of the deposits in Hamblen County, which is the largest market share out of nine financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2006, $156.2 million, or 60.9%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four- family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We conduct our business through our main office and drive-through facilities. The following table sets forth certain information relating to these facilities as of June 30, 2006.

Location	Year Opened	Owned/ Leased
Main Office 120 Evans Avenue Morristown, Tennessee	1997	Owned

Lending Office 8920 Executive Park Drive Knoxville, Tennessee	2005	Leased	(1)

Drive-Through 143 E. Main Street Morristown, Tennessee	1995	Owned

Drive-Through 1960 W. Morris Blvd. Morristown, Tennessee	1998	Leased	(2)

Merchants Green Office 123 Merchants Greene Blvd. Morristown, Tennessee	2006	Owned

Mortgage Office 525 West Morris Blvd. Morristown, Tennessee	2006	Leased	(3)

Mortgage Office 8920 Executive Park Drive Knoxville, Tennessee	2006	Leased	(4)

(1)	The current lease expires in November 2006. From and after November 2006, the term of the lease will be on a month-to-month basis.
(2)	The current lease expires in April 2007, with an option for an additional five years.
(3)	The current lease expires in April 2009.
(4)	The current lease expires in December 2006.

As of June 30, 2006, the total net book value of the Company’s offices was $7.0 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.” As of June 30, 2006, Jefferson Bancshares had approximately 590 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,613,557 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2006 and June 30, 2005 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2006
Fourth quarter	$13.56	$12.76	$0.085
Third quarter	13.60	12.95	0.06
Second quarter	14.12	12.85	0.06
First quarter	13.25	12.61	0.06

Year Ended June 30, 2005
Fourth quarter	$13.30	$12.16	$0.10
Third quarter	13.47	12.29	0.05
Second quarter	13.49	12.70	0.05
First quarter	13.50	12.35	0.05

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2006.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2006 through April 30, 2006	—	—	—	655,634	(1)
Month #2 May 1, 2006 through May 31, 2006	4,397	$13.05	4,397	651,237	(1)
Month #3 June 1, 2006 through June 30, 2006	76,963	$13.23	76,963	574,274	(1)
Total	81,360	$13.22	81,360

(1)	On February 24, 2006, the Company announced a stock repurchase program under which the Company may repurchase up to 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The information below as of June 30, 2006, 2005 and 2004 and for the years then ended is derived from the audited consolidated financial statements of the Company. The information below as of June 30, 2003 and 2002 and for the years then ended is derived from the audited financial statements of the Bank.

	At or For the Year Ended June 30,
	2006	2005	2004	2003		2002
Financial Condition Data:
Total assets	$327,137	$295,041	$305,474	$363,778		$267,507
Loans receivable, net	254,127	208,438	186,601	180,010		190,032
Cash and cash equivalents, interest-bearing deposits and investment securities	43,801	64,393	101,416	172,943		67,198
Borrowings	52,400	17,000	6,000	2,000		2,000
Deposits	198,843	194,706	204,933	324,247		231,849
Stockholders’ equity	74,543	82,028	93,383	36,625		32,901

Operating Data:
Interest income	$18,092	$15,779	$16,067	$17,259		$19,380
Interest expense	6,935	4,639	4,776	6,518		10,267

Net interest income	11,157	11,140	11,291	10,741		9,113
Provision for loan losses	(68)	—	—	787		1,221

Net interest income after provision for loan losses	11,225	11,140	11,291	9,954		7,892

Noninterest income	1,375	1,204	1,067	979		1,021
Noninterest expense	8,950	7,031	10,265	5,273		5,069

Earnings before income taxes	3,650	5,313	2,093	5,660		3,844
Total income taxes	1,320	1,863	706	2,068		1,418

Net earnings	$2,330	$3,450	$1,387	$3,592		$2,426

Per Share Data:
Earnings per share, basic	$0.37	$0.47	$0.18	$0.45	(2)	$0.30	(2)
Earnings per share, diluted	$0.37	$0.47	$0.18	$0.45	(2)	$0.30	(2)
Dividends per share	$0.265	$0.25	$0.21	$0.16	(1)(2)	$0.16	(1)(2)

(1)	Represents dividends paid per share of Jefferson Federal common stock to shareholders other than Jefferson Bancshares, MHC, which waived the receipt of all dividends during the periods presented.
(2)	Per share and dividend amounts have been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in the conversion.

	At or For the Year Ended June 30,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets	0.75%	1.14%	0.44%	1.32%	0.91%
Return on average equity	2.99	3.92	1.46	10.25	7.68
Interest rate spread (1)	3.16	3.24	3.08	3.66	3.02
Net interest margin (2)	3.89	3.88	3.76	4.10	3.53
Noninterest expense to average assets	2.90	2.32	3.28	1.94	1.90
Efficiency ratio (3)	69.97	57.17	83.21	45.30	50.73
Average interest-earning assets to average interest-bearing liabilities	130.28	139.49	143.13	117.67	112.77
Dividend payout ratio (4)	71.62	53.19	116.67	36.46	53.79

Capital Ratios:
Tangible capital	20.09	22.72	22.21	9.75	12.00
Core capital	20.09	22.72	22.21	9.75	12.00
Risk-based capital	27.45	35.39	38.78	21.06	21.10
Average equity to average assets	25.21	29.00	30.40	12.90	11.87

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.85	1.09	1.31	1.54	1.37
Allowance for loan losses as a percent of nonperforming loans	629.57	538.26	228.90	161.79	130.40
Net charge-offs to average outstanding loans during the period	0.02	0.09	0.19	0.34	0.38
Nonperforming loans as a percent of total loans	0.13	0.20	0.58	0.95	1.09
Nonperforming assets as a percent of total assets	0.13	0.45	0.54	0.82	1.16

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities. Excluding the $4.0 million contribution to the Jefferson Federal Charitable Foundation, the efficiency ratio for 2004 would be 50.78%.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.

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

Results of Operations for the Years Ended June 30, 2006, 2005 and 2004

Overview.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands, except per share data)
Net earnings	$2,330	$3,450	$1,387	(32.5)%	148.7%
Net earnings per share, basic	$0.37	$0.47	$0.18	(21.3)	161.1
Net earnings per share, diluted	$0.37	$0.47	$0.18	(21.3)	161.1
Return on average assets	0.75%	1.14%	0.44%
Return on average equity	2.99%	3.92%	1.46%

2006 v. 2005. Net income was $2.3 million, or $0.37 per diluted share, for the year ended June 30, 2006 compared to net income of $3.5 million, or $0.47 per diluted share, for the year ended June 30, 2005. The decline in net income for the year ended June 30, 2006 was primarily the result of an increase in noninterest expense, partially offset by an increase in noninterest income. The increase in noninterest expense was the result of our expansion activities, as well as our adoption of Financial Accounting Standards Board (“FASB”) Statement 123R, which requires the expensing of stock options.

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

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,			% Change
	2006	2005	2004	2006/2005	2005/2004
Interest income:
Loans	$16,152	$13,026	$12,692	24.0%	2.6%
Investment securities	1,248	2,008	2,620	(37.8)	(23.4)
Mortgage-backed securities	260	360	540	(27.8)	(33.3)
Municipal securities	123	98	44	25.5	122.7
Interest-earning deposits	216	215	109	0.5	97.2
FHLB stock	93	72	62	29.2	16.1

Total interest income	18,092	15,779	16,067	14.7	(1.8)

Interest expense:
Deposits	5,527	4,199	4,670	31.6	(10.1)
Borrowings	1,408	440	106	220.0	315.1

Total interest expense	6,935	4,639	4,776	49.5	(2.9)

Net interest income	$11,157	$11,140	$11,291	0.2	(1.3)%

2006 v. 2005. Net interest income before loan loss provision increased $17,000 to $11.2 million for the year ended June 30, 2006 due to an increase in interest income, partially offset by an increase in interest expense. The increase in short-term interest rates has improved the yield on earning assets; however, our cost of funds has also been affected by the increase in rates. The interest rate spread and net interest margin for the year ended June 30, 2006 were 3.16% and 3.89%, respectively, compared to 3.24% and 3.88% for the same period in 2005. The average yield on interest-earning assets increased 81 basis points to 6.31% while the average volume of earning assets declined $368,000, to $286.6 million for the year ended June 30, 2006 compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 90 basis points to 3.15%, while the average volume of interest-bearing liabilities increased $14.3 million, to $220.0 million for the year ended June 30, 2006.

Total interest income increased $2.3 million, or 14.7%, to $18.1 million for the year ended June 30, 2006 compared to $15.8 million for the year ended June 30, 2005. The increase in interest income was primarily due to an increase in both the volume and yield on average loans more than offsetting a decrease in the volume of investment securities.

Interest on loans increased $3.1 million, or 24.0%, to $16.2 million for the year ended June 30, 2006. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial and consumer loan portfolio, combined with a higher average yield. The increase in the average yield on loans was primarily the result of increases in the prime lending rate. The average yield on loans increased 45 basis points, to 6.93%, for 2006 compared to 6.48% for 2005. A significant portion of the commercial loans that have been originated have been tied to prime and will reprice quickly as interest rates change.

Interest on investment securities decreased $835,000, or 33.9%, to $1.6 million, for the year ended June 30, 2006. The decrease was the result of a decline in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $29.2 million, to $43.8 million for the year ended June 30, 2006. Proceeds from the sale of investment securities were used to reduce the level of short-term borrowings and to fund loan growth. The average yield on investments increased 35 basis points to 3.73% for 2006 compared to the 3.38% for 2005. Dividends on Federal Home Loan Bank (“FHLB”) stock were $93,000 for the year ended June 30, 2006, compared to $72,000 for the year ended June 30, 2005. FHLB dividends are paid with additional shares of FHLB stock.

Total interest expense increased $2.3 million, or 49.5%, to $6.9 million for the year ended June 30, 2006, compared to $4.6 million for the year ended June 30, 2005. The increase was due to an increase in the average rate paid on interest-bearing liabilities combined with an increase in the average balance of FHLB advances. Interest expense on deposits increased $1.3 million, or 31.6%, to $5.5 million for the year ended June 30, 2006. The increase was due to an increase in the average rate paid on deposits more than offsetting a decrease in the average balance of deposits. The average rate paid on deposits increased 79 basis points to 2.97% for the year ended June 30, 2006 due to higher rates paid on money market accounts and time deposits. The increase in the rate paid on deposits reflects an increase in short-term market interest rates. Interest expense on FHLB advances was $1.4 million for 2006 compared to $440,000 for 2005. The increase was due to a higher average balance and a higher rate paid. FHLB advances were utilized as a funding source for supporting loan growth during the year ended June 30, 2006.

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

Total interest expense decreased $137,000, or 2.9%, to $4.6 million for the year ended June 30, 2005 compared to $4.8 million for the year ended June 30, 2004. Interest expense on deposits decreased $471,000, or 10.1%, to $4.2 million for the year ended June 30, 2005. The average balance of deposits decreased $14.4 million to $192.5 million and the average rate paid decreased eight basis points to 2.18% for the year ended June 30, 2005. The decline in the average rate paid on deposits reflects lower repricing of certificates of deposit during the period, more than offsetting higher rates paid on money market accounts. The decline in the average balance of deposits was primarily attributable to a decline in the average balance of certificates of deposit more than offsetting an increase in transaction accounts. Our pricing strategy, combined with increased competition for certificates of deposit in our market, resulted in a decrease in the average balance of deposits. Interest on Federal Home Loan Bank advances increased $334,000 to $440,000 for June 30, 2005 due to a higher average balance. During the year ended June 30, 2005, advances were utilized as a funding source for supporting loan growth.

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

	Year Ended June 30,
	2006			2005			2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$233,232	$16,152	6.93%	$200,943	$13,026	6.48%	$185,899	$12,692	6.83%
Mortgage-backed securities	5,465	260	4.76	10,070	360	3.57	15,218	540	3.55
Investment securities	34,226	1,248	3.65	59,597	2,008	3.37	87,335	2,620	3.00
Municipal securities	4,063	123	3.03	3,312	98	2.96	1,711	44	2.57
Daily interest deposits	7,882	216	2.74	11,397	215	1.89	8,287	109	1.32
Other earning assets	1,700	93	5.47	1,617	72	4.45	1,552	62	3.99

Total interest-earning assets	286,568	18,092	6.31	286,936	15,779	5.50	300,002	16,067	5.36
Noninterest-earning assets	22,480	—		16,491			12,881

Total assets	$309,048	—		$303,427			$312,883

Interest-bearing liabilities:
Passbook accounts	$12,122	61	0.50%	$13,142	66	0.50%	$13,994	75	0.54%
NOW accounts	16,859	85	0.50	17,486	88	0.50	15,785	85	0.54
Money market accounts	37,900	1,228	3.24	30,652	605	1.97	28,649	358	1.25
Certificates of deposit	119,214	4,153	3.48	131,252	3,440	2.62	148,499	4,152	2.80

Total interest-bearing deposits	186,095	5,527	2.97	192,532	4,199	2.18	206,927	4,670	2.26
Borrowings	33,867	1,408	4.16	13,167	440	3.34	2,667	106	3.97

Total interest-bearing liabilities	219,962	6,935	3.15	205,699	4,639	2.26	209,594	4,776	2.28

Noninterest-bearing deposits	10,001	—		8,633			6,955
Other noninterest-bearing liabilities	1,170	—		1,089			1,222

Total liabilities	231,133			215,421			217,771

Stockholders’ equity	77,915	—		88,006			95,112

Total liabilities and stockholders’ equity	$309,048			$303,427			$312,883

Net interest income		$11,157			$11,140			$11,291

Interest rate spread			3.16%			3.24%			3.08%
Net interest margin			3.89%			3.88%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			130.28%			139.49%			143.13%

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

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In Thousands)
Interest income:
Loans receivable	$2,193	$932	$3,125	$889	$(554)	$335
Mortgage-backed securities	(362)	262	(100)	(184)	4	(180)
Investment securities	(942)	182	(760)	(999)	387	(612)
Municipals	23	2	25	47	7	54
Daily interest-bearing deposits and other interest-earning assets	(26)	49	23	51	64	115

Total interest-earning assets	886	1,427	2,313	(196)	(92)	(288)

Interest expense:
Deposits	(135)	1,463	1,328	(317)	(154)	(471)
Borrowings	838	130	968	348	(14)	334

Total interest-bearing liabilities	703	1,593	2,296	31	(168)	(137)

Net change in interest income	$183	$(166)	$17	$(227)	$76	$(151)

Provision for Loan Losses.

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio.

2006 v. 2005. Net charge-offs for the year ended June 30, 2006 amounted to $53,000, respectively, compared to $186,000 for the year ended June 30, 2005. As a result of continued improvement in asset quality, the provision for loan losses for the year ended 2006 was a recovery of $68,000, compared to no provision for fiscal 2005. Nonperforming loans totaled $345,000 at June 30, 2006 compared to $426,000 at June 30, 2005.

2005 v. 2004. There were no additions to the allowance for loan losses for either period. Net charge-offs were $186,000 for 2005 compared to $362,000 for 2004. Nonaccrual loans were $426,000 at June 30, 2005 compared to $1.1 million at June 30, 2004.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2006 to 2005 and from 2005 to 2004.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in Thousands)
Dividends from investments	$44	$52	$48	(15.4)%	8.3%
Mortgage origination fees	578	122	—	373.8	NM
Service charges and fees	544	549	625	(0.9)	(12.2)
Gain on sale of fixed assets	—	—	1	NM	(100.0)
Gain (loss) on sale of investments	(293)	(284)	22	3.2	NM
Gain on sale of equity investment	35	329	—	(89.4)	NM
Gain on sale of foreclosed property	170	84	152	102.4	(44.7)
BOLI increase in cash value	206	205	80	0.5	156.3
Other	91	147	139	(38.1)	5.8

Total noninterest income	$1,375	$1,204	$1,067	14.2	12.8

2006 v. 2005. Noninterest income increased $171,000, or 14.2%, to $1.4 million for the year ended June 30, 2006 compared to $1.2 million for the year ended June 30, 2005. Mortgage origination fee income accounted for the largest increase in noninterest income with $578,000 for fiscal 2006 and $122,000 for fiscal 2005. In January 2005, we began originating and selling loans in the secondary market. For the year ended June 30, 2006, we originated $56.4 million in non-portfolio loans that were sold in the secondary market compared to $16.3 million for the year ended June 30, 2005. Loss on sale of investment securities amounted to $293,000 for the year ended June 30, 2006 compared to $284,000 for the corresponding period in 2005. During the year ended June 30, 2006, investment securities were sold in response to liquidity and funding objectives. Gain on sale of foreclosed property was $170,000 for the year ended June 30, 2006 compared to $84,000 for the same period in 2005.

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

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2006 to 2005 and from 2005 to 2004.

	2006	2005	2004	% Change 2006/2005	%Change 2005/2004
	(Dollars in Thousands)
Compensation and benefits	$5,577	$4,074	$3,175	36.9%	28.3%
Occupancy	388	323	257	20.1	25.7
Equipment and data processing	1,059	968	974	9.4	(0.6)
DIF deposit insurance premiums	26	29	37	(10.3)	(21.6)
REO expense	51	89	209	(42.7)	(57.4)
Advertising	370	210	213	76.2	(1.4)
Contribution to the Jefferson Federal Charitable Foundation	—	—	4,000	NM	(100.0)
Other	1,479	1,338	1,400	10.5	(4.4)

Total noninterest expense	$8,950	$7,031	$10,265	27.3	(31.5)

2006 v. 2005. For the year ended June 30, 2006, noninterest expense increased $1.9 million, or 27.3%, to $9.0 million due primarily to an increase in compensation and benefits expense. Compensation and benefits expense increased $1.5 million, or 36.9%, to $5.6 million for the year ended June 30, 2006, primarily due to staff additions for our new branch offices in Hamblen and Knox Counties and our future branch office in Knox County that is anticipated to open in 2007. There were 98 bank employees at June 30, 2006 compared to 77 employees at June 30, 2005. Further, on July 1, 2005, we adopted FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective approach, which requires the expensing of unvested stock options granted prior to the adoption date. The expense will be based on the grant-date fair value and will be recognized over the remaining vesting period. The cost of stock options that have vested prior to the adoption of SFAS 123R is never recognized. Accordingly, for the year ended June 30, 2006, compensation expense included $265,000 related to the expensing of stock options.

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

Income Taxes.

2006 v. 2005. For the year ended June 30, 2006, income tax expense decreased $543,000, or 29.1%, to $1.3 million due to lower taxable income.

2005 v. 2004. Income tax expense for the year ended June 30, 2005 was $1.9 million compared to $706,000 for the comparable period in 2004. The income tax expense for the year ended June 30, 2004 reflected the contribution of cash and common stock to the Jefferson Federal Charitable Foundation. The contribution to the Foundation was tax deductible, subject to a limitation based on 10% of the Company’s annual taxable income. Any unused portion of the deduction may be carried forward for five years following the year in which the contribution is made.

Balance Sheet Analysis

Loans. Net loans increased $45.7 million, or 21.9%, to $254.1 million at June 30, 2006. Our expansion into the Knoxville, Tennessee market has generated additional lending opportunities, which has resulted in significant growth in our loan portfolio. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2006, real estate loans totaled $209.4 million, or 81.6% of our total loans, compared to $168.8 million, or 80.0% of total loans at June 30, 2005 and $170.9 million, or 90.2% of total loans, at June 30, 2004. Real estate loans increased $40.6 million, or 24.0%, in the year ended June 30, 2006 and decreased $2.1 million, or 2.2%, in the year ended June 30, 2005.

Commercial real estate loans increased $23.3 million, or 42.9%, to $77.5 million in the year ended June 30, 2006 and decreased $5.7 million, or 11.2%, to $54.3 million in the year ended June 30, 2005. Commercial real estate loans increased due to our emphasis on this type of lending. At June 30, 2006, commercial real estate loans represented 37.0% of mortgage loans and 30.2% of total loans.

One-to four-family loans decreased $2.2 million, or 2.8%, to $77.4 million for the year ended June 30, 2006 and decreased $5.1 million, or 6.1%, to $79.7 million for the year ended June 30, 2005. At June 30, 2006, one-to four-family loans represented 37.0% of mortgage loans and 30.2% of total loans.

Multi-family real estate loans decreased $639,000, or 7.5% in the year ended June 30, 2006 and decreased $645,000, or 7.0%, in the year ended June 30, 2005. Construction loans increased $6.4 million, or 91.4%, in the year ended June 30, 2006 and increased $4.0 million, or 134.2%, in the year ended June 30, 2005. The increase in construction loans as of June 30, 2006 was primarily due to an increase in demand. Land loans increased $12.7 million, or 88.2%, in the year ended June 30, 2006 and increased $3.7 million, or 34.0%, in the year ended June 30, 2005.

Commercial business loans increased $1.1 million, or 3.1%, in the year ended June 30, 2006 and increased $22.0 million, or 173.8%, in the year ended June 30, 2005. Since January 2002, a significant portion of the commercial business loans that we have originated have been tied to prime and, thus, will reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $11.5 million and represented 4.5% of total loans at June 30, 2006, compared to $7.6 million, or 3.6% of total loans, at June 30, 2005 and $5.9 million, or 3.1% of total loans, at June 30, 2004. Consumer loans increased in the year ended June 30, 2006 due to an increase in indirect automobile loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$77,415	30.2%	$79,652	37.7%	$84,784	44.8%	$84,628	46.2%	$94,595	49.0%
Home equity lines of credit	5,954	2.3	4,898	2.3	3,143	1.7	1,736	0.9	253	0.1
Commercial	77,519	30.2	54,252	25.7	59,993	31.7	49,020	26.7	46,672	24.2
Multi-family	7,929	3.1	8,568	4.1	9,213	4.9	13,229	7.2	13,163	6.8
Construction	13,454	5.2	7,029	3.3	3,001	1.6	3,584	2.0	7,465	3.9
Land	27,133	10.6	14,415	6.8	10,760	5.7	10,197	5.6	13,011	6.7

Total real estate loans	209,404	81.6	168,814	80.0	170,894	90.2	162,394	88.6	175,159	90.7

Commercial business loans	35,665	13.9	34,603	16.4	12,640	6.7	13,472	7.4	7,759	4.0

Non-real estate loans:
Automobile loans	8,458	3.3	4,457	2.1	2,200	1.2	3,081	1.7	4,243	2.2
Mobile home loans	234	0.1	379	0.2	531	0.3	719	0.4	954	0.5
Loans secured by deposits	977	0.4	1,041	0.5	1,084	0.6	1,841	1.0	2,787	1.4
Other consumer loans	1,854	0.7	1,705	0.8	2,038	1.1	1,715	0.9	2,249	1.2

Total non-real estate loans	11,523	4.5	7,582	3.6	5,853	3.1	7,356	4.0	10,233	5.3

Total gross loans	256,592	100.0%	210,999	100.0%	189,387	100.0%	183,222	100.0%	193,151	100.0%

Less:
Unearned discount on loans	—		—		(1)		(5)		(36)
Deferred loan fees, net	(293)		(268)		(306)		(366)		(387)
Allowance for losses	(2,172)		(2,293)		(2,479)		(2,841)		(2,696)

Total loans receivable, net	$254,127		$208,438		$186,601		$180,010		$190,032

The following table sets forth certain information at June 30, 2006 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$32,916	$12,755	$2,407	$48,078
More than one to three years	40,301	9,603	2,348	52,252
More than three to five years	40,812	13,084	5,054	58,950
More than five to 15 years	47,798	223	1,714	49,735
More than 15 years	47,577	—	—	47,577

Total	$209,404	$35,665	$11,523	$256,592

The following table sets forth the dollar amount of all loans at June 30, 2006 that are due after June 30, 2007 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$21,541	$51,275	$72,816
Home equity lines of credit	—	5,887	5,887
Commercial	31,153	37,678	68,831
Multi-family	2,304	5,560	7,864
Construction	1,508	4,919	6,427
Land	12,295	2,368	14,663
Commercial business loans	12,163	10,747	22,910
Consumer loans	9,116	—	9,116

Total	$90,080	$118,434	$208,514

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Total loans at beginning of period	$210,999	$189,387	$184,904

Loans originated:
Real estate	87,114	43,072	55,333
Commercial business	59,398	70,644	7,772
Consumer	15,385	6,844	5,122

Total loans originated	161,897	120,560	68,227
Real estate loan principal repayments	(48,205)	(47,444)	(41,485)
Other repayments	(68,099)	(51,504)	(22,259)

Net loan activity	45,593	21,612	4,483

Total gross loans at end of period	$256,592	$210,999	$189,387

Investments. Our investment portfolio consists primarily of federal agency debt securities with maturities of seven years or less and mortgage-backed securities with stated final maturities of thirty years or less and municipal bonds with maturities of 20 years or less. Investment securities decreased $21.5 million, or 40.3%, in the year ended June 30, 2006 due primarily to sales of investment securities. Proceeds from the sale of investment securities were used to generate liquidity and to fund growth in the loan portfolio.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$28,330	$27,503	$42,447	$42,137	$80,443	$79,273
Municipal securities	4,502	4,342	3,475	3,417	3,425	3,314
Mortgage-backed securities	—	—	7,695	7,812	12,422	12,418

Total	$32,832	$31,845	$53,617	$53,366	$96,290	$95,005

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2006.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$27,503	3.41%	$—	0.00%	$—	0.00%	$27,503	3.41%
Municipal securities	2,022	2.61	1,134	3.43	1,041	3.53	4,197	3.03

Total	$29,525	3.35%	$1,134	3.43%	$1,041	3.53%	$31,700	3.36%

Other Assets. Other assets increased $3.9 million to $4.7 million for the year ended June 30, 2006. The increase reflects a receivable of $3.9 million for mortgage-backed securities that have been sold, but have not settled at June 30, 2006.

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Total deposits increased $4.1 million, or 2.1%, to $198.8 million at June 30, 2006 primarily due to growth in money market accounts and time deposits. Time deposits increased $3.5 million, or 2.9%, to $124.6 million, while money market accounts increased $3.7 million, or 11.5%, to $35.5 million at June 30, 2006. The increase in the balance of money market accounts and time deposits reflect competitive pricing and customer preference for higher-rate deposit accounts.

The decrease in total deposits for the year ended June 30, 2005 was primarily attributable to a decrease in time deposits. The decrease in time deposits was the result of our pricing strategy combined with strong competition for deposits in our market.

	At June 30,
	2006	2005	2004
	(In thousands)
Noninterest-bearing accounts	$10,806	$9,973	$7,958
NOW accounts	16,408	18,818	15,220
Passbook accounts	11,524	12,944	13,849
Money market deposit accounts	35,502	31,841	28,930
Certificates of deposit	124,603	121,130	138,976

Total	$198,843	$194,706	$204,933

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2006. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$9,487
Over three through six months	2,673
Over six through twelve months	8,133
Over twelve months	17,074

Total	$37,367

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2006	2005	2004
	(In thousands)
0.00 - 1.00%	$—	$—	$7,442
1.01 - 2.00%	60	7,449	35,578
2.01 - 3.00%	7,914	68,640	54,532
3.01 - 4.00%	35,795	43,359	26,984
4.01 - 5.00%	77,152	1,453	13,785
5.01 - 6.00%	3,682	229	655

Total	$124,603	$121,130	$138,976

The following table sets forth the amount and maturities of time deposits at June 30, 2006.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
1.01 - 2.00%	$60	$—	$—	$—	$60	0.0%
2.01 - 3.00%	6,322	1,592	—	—	7,914	6.4%
3.01 - 4.00%	15,707	16,646	3,390	52	35,795	28.7%
4.01 - 5.00%	55,331	9,846	11,020	955	77,152	61.9%
5.01 - 6.00%	3,682	—	—	—	3,682	3.0%

Total	$81,102	$28,084	$14,410	$1,007	$124,603	100.0%

Borrowings. We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances were $52.4 million at June 30, 2006 compared to $17.0 million at June 30, 2005. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$52,400	$17,000	$6,000
Average advances outstanding	33,867	13,167	2,667
Weighted average interest rate during the period	4.16%	3.34%	3.97%
Balance outstanding at end of period	$52,400	$17,000	$6,000
Weighted average interest rate at end of period	4.49%	3.4%	2.77%

Stockholders’ Equity. Stockholders equity decreased $7.5 million to $74.5 million at June 30, 2006 due to the Company’s purchase of common stock through its repurchase program. Retained earnings increased $711,000 to $34.8 million at June 30, 2006 due to net earnings of $2.3 million partially offset by the payment of dividends to shareholders in the amount of $1.8 million. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2006, the adjustment to stockholders’ equity was a net unrealized loss of $609,000 compared to a net unrealized loss of $155,000 at June 30, 2005. During the year ended June 30, 2006, there were 687,259 shares of Company common stock purchased through the repurchase program at a cost of $9.2 million. At June 30, 2006, an additional 574,274 shares remained eligible for repurchase under the current stock repurchase program.

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

The allowance for loan losses decreased $121,000 to $2.2 million at June 30, 2006. As a result of continued improvement in asset quality, the provision for loan losses for the year ended June 30, 2006 was a recovery of $68,000, compared to no provision for the year ended June 30, 2005. Net charge-offs were $53,000 for fiscal 2006 compared to $186,000 for fiscal 2005. At June 30, 2006, our allowance for loan losses represented 0.85% of total gross loans and 629.57% of nonperforming loans, compared to 1.09% of total gross loans and 538.3% of nonperforming loans at June 30, 2005.

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

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$2,293	$2,479	$2,841	$2,696	$2,209
Provision for loan losses	(68)	—	—	787	1,221
Recoveries:
Real estate loans	29	47	60	5	—
Commercial business loans	45	52	53	171	204
Consumer loans	119	155	150	259	479

Total recoveries	193	254	263	435	683

Charge offs:
Real estate loans	(107)	(180)	(313)	(397)	(295)
Commercial business loans	(2)	(2)	(82)	(219)	(312)
Consumer loans	(137)	(258)	(230)	(461)	(810)

Total charge-offs	(246)	(440)	(625)	(1,077)	(1,417)

Net charge-offs	(53)	(186)	(362)	(642)	(734)

Allowance at end of period	$2,172	$2,293	$2,479	$2,841	$2,696

Allowance to nonperforming loans	629.57%	538.26%	228.90%	161.79%	130.40%
Allowance to total gross loans outstanding at the end of the period	0.85%	1.09%	1.31%	1.54%	1.37%
Net charge-offs to average loans outstanding during the period	0.02%	0.09%	0.19%	0.34%	0.38%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,649	75.9%	81.6%	$1,981	86.4%	80.0%
Commercial business	454	20.9	13.9	250	10.9	16.4
Consumer	69	3.2	4.5	62	2.7	3.6
Unallocated	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,172	100.0%		$2,293	100.0%

	At June 30,
	2004			2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$2,108	85.0%	90.2%	$2,203	77.5%	88.7%	$800	29.7%	90.9%
Commercial business	193	7.8	6.7	293	10.3	7.3	569	21.1	3.9
Consumer	178	7.2	3.1	345	12.2	4.0	1,327	49.2	5.2
Unallocated	—	—	N/A	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,479	100.0%		$2,841	100.0%		$2,696	100.0%

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

Nonperforming assets totaled $435,000, or 0.13% of total assets, at June 30, 2006, compared to $1.3 million, or 0.45% at June 30, 2005. Foreclosed real estate decreased $840,000 to $74,000 at June 30, 2006. At June 30, 2006, foreclosed real estate consisted of $48,000 of single family homes and $26,000 of parcels of real estate. Nonaccrual loans at June 30, 2006 included $296,000 of residential mortgage loans, and $49,000 of commercial business loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2006, we had $56,000 of impaired loans, which consisted of a residential mortgage loan.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$296	$426	$1,047	$1,739	$1,935
Commercial business	49	—	15	—	—
Consumer	—	—	21	17	133

Total	345	426	1,083	1,756	2,068

Accruing loans past due 90 days or more	—	—	—	—	—
Total of nonaccrual and 90 days or more past due loans	345	426	1,083	1,756	2,068

Real estate owned	74	914	552	1,227	978
Other nonperforming assets(1)	16	—	—	16	66

Total nonperforming assets	$435	$1,340	$1,635	$2,999	$3,112

Total nonperforming loans to total loans	0.13%	0.20%	0.58%	0.98%	1.09%

Total nonperforming loans to total assets	0.11%	0.14%	0.35%	0.48%	0.77%

Total nonperforming assets to total assets	0.13%	0.45%	0.54%	0.82%	1.16%

(1)	Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the year ended June 30, 2006 and the year ended June 30, 2005 had nonaccruing loans been current according to their original terms amounted to $26,000 and $33,000, respectively. The amount of interest related to these loans included in interest income was $19,000 for the year ended June 30, 2006 and $25,000 for the year ended June 30, 2005.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2006	2005	2004
	(In thousands)
Substandard assets	$5,370	$4,287	$5,592
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$5,370	$4,287	$5,592

At each of the dates in the above table, substandard assets consisted of all nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $4.9 million, $2.7 million and $4.0 million at June 30, 2006, 2005 and 2004, respectively. At June 30, 2006, we also had $10.6 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $368,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans	$828	$145	$2,711	$589	$4,773	$1,142
Commercial business loans	396	171	595	165	1,176	15
Consumer loans	102	1	185	4	231	84

Total	$1,326	$317	$3,491	$758	$6,180	$1,241

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $3.1 million and interest-bearing deposits totaled $8.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $31.8 million at June 30, 2006. In addition, at June 30, 2006, we had arranged the ability to borrow a total of approximately $58.3 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $52.4 million.

At June 30, 2006, we had $2.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $16.1 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $1.4 in unused standby letters of credit and $11.9 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $81.1 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2006.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations (1)	$32,000	$15,000	$15,000	$2,000	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	100	60	30	—	—
Purchase obligations (3)	693	290	403	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$32,793	$15,350	$15,433	$2,000	$—

(1)	$2.0 million of this amount is callable on September 9, 2006.
(2)	Payments are for lease of real property. The lease expires in 2007, with an option to extend for an additional five years.
(3)	Payments are minimum payments for data processing services. Actual payments may be higher, depending on usage.

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2006, we originated $161.9 million of loans and purchased $1.2 million in securities. In fiscal 2005, we originated $120.6 million of loans and purchased $265,000 million of securities. In fiscal 2004, we originated $68.2 million of loans and purchased $75.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $4.1 million in the year ended June 30, 2006 and a net decrease in total deposits of $10.2 million and $119.3 million for the years ended June 30, 2005 and 2004, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advances were $52.4 million at June 30, 2006. Federal Home Loan Bank advances at June 30, 2005 and June 30, 2004 were $17.0 million and $6.0 million, respectively.

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements.”

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

For the three months and year ended June 30, 2006, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of New Accounting Pronouncements

The impact of new accounting pronouncements is discussed in Note 4 to the Company’s Audited Consolidated Financial Statements attached hereto and is incorporated by reference.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$65,860	(5,451)	(8)%	20.67%	(110	)bp
200	67,926	(3,385)	(5)%	21.11%	(66)
100	69,442	(1,869)	(3)%	21.40%	(36)
0	71,312	—	—	21.77%	—
(100)	71,510	198	0%	21.72%	(5)
(200)	71,862	550	1%	21.71%	(6)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-4 through F-31 hereto.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page F-1.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2006 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.”

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

The following table provides information as of June 30, 2006 for compensation plans under which equity securities may be issued. The data included in this table has been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock in connection with the Conversion. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	441,504	$12.82	296,972
Equity compensation plans not approved by security holders	—	—	—

Total	441,504	$12.82	296,972

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The exhibits and financial statement schedules filed as a part of this report are as follows:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets for the Years Ended June 30, 2006 and 2005.

•	Consolidated Statements of Earnings for the Years Ended June 30, 2006, 2005 and 2004.

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2006, 2005 and 2004.

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004.

•	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)	Exhibits

3.1	Charter of Jefferson Bancshares, Inc. (1)

3.2	Bylaws of Jefferson Bancshares, Inc. (1)

4.0	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)

10.1	*Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (2)

10.2	*Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (3)

10.3	*Employment Agreement Between Charles G. Robinette and Jefferson Federal Bank (4)

10.4	*Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan (1)

10.5	*1995 Jefferson Federal Savings and Loan Association of Morristown Stock Option Plan (1)

10.6	*Jefferson Federal Bank Supplemental Executive Retirement Plan (1)

10.7	*Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan (5)

11.0	Statement re: computation of per share earnings (6)

21.0	List of Subsidiaries

23.0	Consent of Craine, Thompson & Jones, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(4)	Incorporated herein by reference from the Exhibits to the Quarterly Report, as amended, on Form 10-Q/A, filed on February 24, 2005.
(5)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(6)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements found on page F-13.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 11, 2006	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Anderson L. Smith Anderson L. Smith	President, Chief Executive Officer and Director (principal executive officer)	September 11, 2006

/s/ Jane P. Hutton Jane P. Hutton	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 11, 2006

/s/ John F. McCrary, Jr. John F. McCrary, Jr.	Director	September 11, 2006

/s/ H. Scott Reams H. Scott Reams	Director	September 11, 2006

/s/ Dr. Jack E. Campbell Dr. Jack E. Campbell	Director	September 11, 2006

/s/ Dr. Terry M. Brimer Dr. Terry M. Brimer	Director	September 11, 2006

/s/ William F. Young William F. Young	Director	September 11, 2006

/s/ William T. Hale William T. Hale	Director	September 11, 2006

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2006 based on the specified criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by Craine, Thompson & Jones, P.C., an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

[Letterhead of Craine, Thompson, & Jones, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jefferson Bancshares, Inc. and Subsidiary

Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company ‘s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferson Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 30, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Craine, Thompson, & Jones, P.C.
Morristown, Tennessee
August 30, 2006

[Letterhead of Craine, Thompson, & Jones, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jefferson Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Form 10-K, that Jefferson Bancshares, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jefferson Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Jefferson Bancshares, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Jefferson Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Jefferson Bancshares, Inc., and our report dated August 30, 2006, expressed an unqualified opinion.

/s/ Craine, Thompson, & Jones, P.C.

Morristown, Tennessee

August 30, 2006

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,
	2006	2005
Assets
Cash and cash equivalents	$3,146	$3,799
Interest-bearing deposits	8,810	7,228
Investment securities classified as available for sale, net	31,845	53,366
Federal Home Loan Bank stock	1,745	1,652
Bank owned life insurance	5,491	5,285
Loans receivable, net of allowance for loan losses of $2,172 and $2,293	254,127	208,438
Loans held-for-sale	1,645	3,137
Premises and equipment, net	11,926	7,073
Foreclosed real estate, net	74	914
Accrued interest receivable:
Investments	330	489
Loans receivable, net	1,342	1,059
Deferred tax asset	1,986	1,878
Other assets	4,670	723

Total assets	$327,137	$295,041

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$10,806	$9,973
Interest-bearing	188,037	184,733
Federal Home Loan Bank advances	52,400	17,000
Other liabilities	1,295	1,307
Accrued income taxes	56	—

Total liabilities	252,594	213,013

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares issued and outstanding - none	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 8,406,648 shares issued and 6,613,557 and 7,289,284 outstanding at June 30, 2006 and 2005 respectively	84	84
Additional paid-in capital	72,171	71,694
Unearned ESOP shares	(5,401)	(5,833)
Unearned compensation	(2,733)	(3,232)
Accumulated other comprehensive income	(609)	(155)
Retained earnings	34,780	34,069
Treasury stock, at cost (1,793,091 and 1,105,832 shares)	(23,749)	(14,599)

Total stockholders’ equity	74,543	82,028

Total liabilities and stockholders’ equity	$327,137	$295,041

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	Years Ended June 30,
	2006	2005	2004
Interest income:
Interest on loans receivable	$16,152	$13,027	$12,692
Interest on investment securities	1,631	2,466	3,204
Other interest	309	286	171

Total interest income	18,092	15,779	16,067

Interest expense:
Deposits	5,527	4,199	4,670
Advances from FHLB	1,408	440	106

Total interest expense	6,935	4,639	4,776

Net interest income	11,157	11,140	11,291
Reduction in loss allowance	(68)	—	—

Net interest income after provision for loan losses	11,225	11,140	11,291

Noninterest income:
Dividends	44	52	48
Mortgage origination income	578	122	—
Service charges and fees	544	549	625
Gain (loss) on sale of investment securities, net	(293)	(284)	22
Gain on sale of equity investment	35	329	—
Gain on sale of foreclosed real estate, net	170	84	152
Increase in BOLI cash value	206	205	80
Other	91	147	140

Total noninterest income	1,375	1,204	1,067

Noninterest expense:
Compensation and benefits	5,577	4,074	3,175
Occupancy expense	388	323	257
Equipment and data processing expenses	1,059	968	974
DIF deposit insurance premium	26	29	37
Advertising	370	210	213
REO expense	51	89	209
Charitable contributions	—	—	4,000
Other	1,479	1,338	1,400

Total noninterest expense	8,950	7,031	10,265

Earnings before income taxes	3,650	5,313	2,093

Income taxes (benefits):
Current	1,146	1,704	1,694
Deferred	174	159	(988)

Total income taxes	1,320	1,863	706

Net earnings	$2,330	$3,450	$1,387

Net earnings per common share - basic	$0.37	$0.47	$0.18

Net earnings per common share - diluted	$0.37	$0.47	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2003	$1,876	$1,167	$—	$—	$898	$32,684	$—	$36,625

Comprehensive income:
Net earnings	—	—	—	—	—	1,387	—	1,387
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $1,043	—	—	—	—	(1,691)	—	—	(1,691)

Total comprehensive income	—	—	—	—	—	—	—	(304)
Dividends	—	—	—	—	—	(1,733)	—	(1,733)
Merger of MHC into Jefferson Bancshares	—	100	—	—	—	11	—	111
Proceeds of stock conversion, net	66	64,406	—	—	—	—	—	64,472
Conversion of shares held under MHC structure	(1,876)	1,876	—	—	—	—	—	—
Shares issued in exchange for shares held under MHC structure	14	(14)	—	—	—	—	—	—
Contribution of stock to Charitable Foundation	4	3,746	—	—	—	—	—	3,750
Common stock acquired by ESOP	—	—	(6,701)	—	—	—	—	(6,701)
Shares committed to be released by the ESOP	—	154	436	—	—	—	—	590
Stock options exercised	—	33	—	—	—	—	—	33
Tax benefit from exercise of nonqualifying stock options	—	28	—	—	—	—	—	28
Stock grants under the 2004 Stock Incentive Plan	—	—	—	(3,527)	—	—	—	(3,527)
Earned portion of stock grants	—	—	—	220	—	—	—	220
Purchase of stock for the 2004 Stock Incentive Plan	—	—	—	(181)	—	—	—	(181)

Balance at June 30, 2004	84	71,496	(6,265)	(3,488)	(793)	32,349	—	93,383
Comprehensive income:
Net earnings	—	—	—	—	—	3,450	—	3,450
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $397	—	—	—	—	638	—	—	638
Total comprehensive income	—	—	—	—	—	—	—	4,088
Dividends	—	—	—	—	—	(1,902)	—	(1,902)
Shares committed to be released by the ESOP	—	129	432	—	—	—	—	561
Stock options exercised	—	44	—	—	—	—	—	44
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Earned portion of stock grants	—	—	—	440	—	—	—	440
Purchase of common stock (1,105,832 shares)	—	—	—	—	—	—	(14,599)	(14,599)
Dividends used for MRP and ESOP expenses	—	—	—	—	—	29	—	29
Dividends used for ESOP payment	—	—	—	—	—	143	—	143
Purchase of stock for the 2004 Stock Incentive Plan	—	—	—	(184)	—	—	—	(184)

Balance at June 30, 2005	$84	$71,694	$(5,833)	$(3,232)	$(155)	$34,069	$(14,599)	$82,028

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2005	$84	$71,694	$(5,833)	$(3,232)	$(155)	$34,069	$(14,599)	$82,028

Comprehensive income:
Net earnings	—	—	—	—	—	2,330	—	2,330
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(282)	—	—	—	—	(454)	—	—	(454)

Total comprehensive income	—	—	—	—	—	—	—	1,876
Dividends	—	—	—	—	—	(1,807)	—	(1,807)
Shares committed to be released by the ESOP	—	138	432	—	—	—	—	570
Stock options exercised	—	49	—	—	—	—	—	49
Stock options expensed	—	265	—	—	—	—	—	265
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Earned portion of stock grants	—	—	—	499	—	—	—	499
Purchase of common stock (687,259 shares)	—	—	—	—	—	—	(9,150)	(9,150)
Dividends used for MRP and ESOP expenses	—	—	—	—	—	31	—	31
Dividends used for ESOP payment	—	—	—	—	—	157	—	157

Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$2,330	$3,450	$1,387
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Stock contributed to the Jefferson Federal Charitable Foundation	—	—	3,750
Allocated ESOP shares	570	561	590
Depreciation and amortization expense	296	279	288
Amortization of premiums (discounts), net investment securities	26	17	1
Provision for loan losses	(68)	—	—
Gain on sale of fixed assets	—	—	1
Gain on sale of equity investments	(35)	(329)	—
Loss (gain) on sale of investment securities, net	293	284	(22)
FHLB stock dividends	(93)	(72)	(62)
Amortization of deferred loan fees, net	(124)	(122)	(175)
Gain on foreclosed real estate, net	(170)	(84)	(152)
Deferred tax benefit	174	159	(988)
Tax benefit from stock options and MRP	25	25	—
Earned portion of MRP	500	440	220
Origination of mortgage loans held for sale	(56,359)	(16,278)	—
Proceeds from sales of mortgage loans	57,851	13,141	—
Increase in cash value of life insurance	(206)	(205)	(80)
Stock options expensed	265	—	—
Decrease (increase) in:
Accrued interest receivable	(124)	278	108
Other assets	(35)	74	533
Increase (decrease) in other liabilities	209	175	(220)

Net cash provided by operating activities	5,325	1,793	5,179

Cash flows from investing activities:
Loan originations, net of principal collections	(44,691)	(22,245)	(6,332)
Purchase of available-for-sale securities	(1,246)	(265)	(75,590)
Proceeds from sale of available-for-sale securities	18,786	35,725	24,914
Return of principal on mortgage-backed securities	2,726	4,211	6,861
Proceeds from maturities, calls, and prepayments	200	2,700	22,500
Proceeds from sale of equity investments	—	344	—
Proceeds from sales of securities not settled	(3,912)	—	—
Purchase of bank owned life insurance	—	—	(5,000)
Proceeds from sale of premises and equipment	—	—	7
Purchase of premises and equipment	(5,149)	(2,232)	(1,246)
Proceeds from sale of foreclosed real estate, net	428	480	792

Net cash (used in) provided by investing activities	(32,858)	18,718	(33,094)

(Continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Continued)

	Years Ended June 30,
	2006	2005	2004
Cash flows from financing activities:
Net increase (decrease) in deposits	4,137	(10,227)	(119,314)
Proceeds from stock conversion, net	—	—	57,771
Merger of MHC into Jefferson Bancshares	—	—	111
Proceeds from advances from FHLB	64,400	24,000	14,500
Repayment of FHLB advances	(29,000)	(13,000)	(10,500)
Purchase of company stock for stock based incentive plan	—	(185)	(3,708)
Purchase of treasury stock	(9,150)	(14,599)	—
Proceeds from exercise of stock options	49	44	34
Dividends paid	(1,974)	(1,928)	(1,111)

Net cash provided by (used in) financing activities	28,462	(15,895)	(62,217)

Net increase (decrease) in cash and cash equivalents, and interest-bearing deposits	929	4,616	(90,132)
Cash, cash equivalents, and interest-bearing deposits at beginning of period	11,027	6,411	96,543

Cash and cash equivalents at end of year	$11,956	$11,027	$6,411

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and advances	$6,935	$4,639	$4,776
Income taxes	$1,460	$1,810	$2,052
Real estate acquired in settlement of loans	$449	$1,668	$1,826

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2006, 2005 and 2004

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On July 1, 2004, Jefferson Bancshares, M.H.C. (the M.H.C.) and Jefferson Federal Savings and Loan Association of Morristown (the Association) completed a conversion from the mutual holding company form of organization into the stock holding company form of organization. A newly organized Tennessee corporation, Jefferson Bancshares, Inc. (the Company), was formed to become the holding company for the Association. The Company sold 6.6 million shares at $10.00 per share and commenced trading on the NASDAQ Global Market under the symbol JFBI.

During the process of conversion, the Association changed its name to Jefferson Federal Bank (the Bank). The Company provides a variety of financial services to individuals and small businesses through its offices in Upper East Tennessee. Its primary deposit products are transaction accounts and term certificate accounts and its lending products are commercial and residential mortgages and, to a lesser extent, consumer loans.

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

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $8,810 and $7,228 at June 30, 2006 and 2005, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” according to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e., other comprehensive income). Investments in equity securities are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

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

d.	Beginning in January 2005, the Company began originating mortgage loans conforming to guidelines for sale in the secondary mortgage market. Because commitment letters are only given to the borrower after an underwriter agrees to purchase the loan according to the stated terms, the Company’s maximum time between funding the loan and completing the sale to the underwriter is generally three weeks. The loans are carried at the lower of aggregate cost or fair market value as determined by the amount committed to by the underwriter. The loans are sold without recourse and the mortgaging service rights are sold as part of the loan package.

e.	The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

f.	Credit related financial instruments arising in the ordinary course of business consist primarily of commitments to extend credit. Such financial instruments are recorded when they are funded.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.	Premises and equipment are carried at cost, less accumulated depreciation. Expenditures for assets with a life greater than one year and costing more than $1,000 are generally capitalized. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Estimated lives for buildings, leasehold improvements, equipment and furniture are thirty nine, thirty nine, five and seven years, respectively. Estimated lives for building improvements are evaluated on a case-by-case basis and depreciated over the estimated remaining life of the improvement.

h.	Foreclosed real estate is initially recorded, and subsequently carried, at the lower of cost or fair value less estimated selling costs. Costs related to improvement of foreclosed real estate are capitalized.

i.	Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

j.	Effective July 1, 2005, the Company adopted Statement of Financial Standards No. 123R Share Based Payment which is an amendment of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period.

The Company adopted SFAS 123R using the modified prospective application transition method. This method requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $217, net of taxes for the fiscal year ending June 30, 2006 and by approximately $543 in the remaining requisite service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The Company has determined the estimated fair value of stock options at grant date using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

Stock options issued prior to the adoption of SFAS 123R are accounted for under the intrinsic value based method of accounting prescribed in APB Opinion No. 25 Accounting for Stock Issued to Employees as allowed under SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company’s stock option plan for the years ending June 30, 2005 and 2004 been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS NO. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended June 30,
	2005	2004
Net income:
As reported	$3,450	$1,387
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(164)	(82)

Pro-forma	$3,286	$1,305

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	June 30,
	2005	2004
Basic net earnings per share:
As reported	$0.47	$0.18
Pro-forma	0.45	0.16
Earnings per common share assuming dilution:
As reported	$0.47	$0.18
Pro-forma	0.45	0.16

k.	The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Loans Held-For-Sale – Since mortgage loans originated for sale in the secondary market are pre-committed to by the underwriter prior to a commitment letter being sent to the borrower and there is generally a three week maximum time interval between funding the loan and the sale to the underwriter, the carrying amount of the loans held-for-sale approximate fair value.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank. At June 30, 2006 and 2005, these reserve balances amounted to $680 and $909, respectively.

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

	Years Ended June 30,
	2006	2005	2004
Weighted average number of common shares used in computing basic earnings per common share	6,345,549	7,265,831	7,723,215
Effect of dilutive stock options	16,075	16,496	42,266

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,361,624	7,282,327	7,765,481

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes as an interpretation of FASB Statement No. 109. The Interpretation provides a recognition threshold and measurement guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. At issue are tax positions that are likely to come under examination and where the outcome of the examination is uncertain. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company does not anticipate that this Interpretation would have any material impact on the consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments – In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments as an amendment to FASB No. 133 and 140. The effective date for this pronouncement is for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 30, 2006. Since the Company does not hold any hybrid financial instruments, this pronouncement is not expected to have any impact on the consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Accounting for Servicing of Financial Assets – In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets as an amendment to FASB Statement No. 140. This pronouncement provides guidance on recognizing servicing assets and liabilities each time an entity undertakes an obligation to service a financial asset by entering into a service contract in certain situations. The statement also requires the measurement of any recognized servicing assets or liabilities to be done so at fair value. The pronouncement also provides subsequent measurement methods for recognizing servicing assets and liabilities. The effective date for this pronouncement is as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate this statement having a material impact on its consolidated financial statements.

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$28,330	$—	$(827)	$27,503
Municipals	4,502	—	(160)	4,342

Total securities available-for-sale	$32,832	$—	$(987)	$31,845

Weighted-average rate	3.36%

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$42,447	$83	$(393)	$42,137
Municipals	3,475	2	(60)	3,417
Mortgage-backed	7,695	117	—	7,812

Total securities available-for-sale	$53,617	$202	$(453)	$53,366

Weighted-average rate	3.42%

Investment securities with a carrying value of $9,478 and $3,836 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2006 and 2005, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2006
Federal agency	$—	$—	$27,503	$(827)	$27,503	$(827)
Municipals	144	(1)	4,087	(159)	4,231	(160)

	$144	$(1)	$31,590	$(986)	$31,734	$(987)

June 30, 2005
Federal agency	$—	$—	$39,003	$(393)	$39,003	$(393)
Municipals	255	(9)	2,848	(51)	3,103	(60)
Mortgage-backed	—	—	—	—	—	—

	$255	$(9)	$41,851	$(444)	$42,106	$(453)

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

Maturities of debt securities at June 30, 2006, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value	Weighted Average Yield
Within 1 year	$146	$145	2.00%
Over 1 year through 5 years	30,415	29,525	3.35%
After 5 years through 10 years	1,178	1,134	3.43%
Over 10 years	1,093	1,041	3.53%

	32,832	31,845	3.36%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	2006	2005	2004
Proceeds from sales	$18,786	$35,725	$25,000

Gross realized gains	$40	$16	$147
Gross realized losses	(333)	(300)	(125)

Net gains (losses)	$(293)	$(284)	$22

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2006	2005
Real estate loans:
Residential 1-4 family	$77,415	$79,652
Home equity lines of credit	5,954	4,898
Multi-family	7,929	8,568
Construction	13,454	7,029
Commercial	77,519	54,252
Land	27,133	14,415

Total real estate loans	209,404	168,814

Commercial business loans	35,665	34,603

Consumer loans:
Automobile loans	8,458	4,457
Mobile home loans	234	379
Loans secured by deposits	977	1,041
Other consumer loans	1,854	1,705

Total consumer loans	11,523	7,582

Sub-total	256,592	210,999
Less:
Deferred loan fees, net	(293)	(268)
Unearned discount on loans	—	—
Allowance for losses	(2,172)	(2,293)

Loans, net	$254,127	$208,438

Weighted-average rate	7.18%	6.64%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2006	2005
Total impaired loans	$56	$80
Valuation allowance for impaired loans	$36	$1

Total non-accrual loans	$345	$426

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

	Years Ended June 30,
	2006	2005	2004
Average investment in impaired loans	$56	$134	$240
Interest income recognized on impaired loans	$—	$3	$16

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate. Construction loans are secured by commercial real estate and single-family dwellings.

Following is a summary of activity in allowance for losses:

	Years Ended June 30,
	2006	2005	2004
Balance, beginning of period	$2,293	$2,479	$2,841
Loans charged-off	(246)	(475)	(625)
Recoveries	193	289	263
Reduction in provision for loan losses	(68)	—	—

Balance, end of period	$2,172	$2,293	$2,479

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance, June 30, 2004	$7,180

Additions	561
Repayment	(150)

Balance, June 30, 2005	7,591

Additions	127
Repayment	(239)

Balance, June 30, 2006	$7,479

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2006	2005
Land	$3,358	$3,685
Office building	8,467	3,734
Leasehold improvements	74	74
Furniture and equipment	2,845	2,102

	14,744	9,595
Less accumulated depreciation and amortization	2,818	2,522

	$11,926	$7,073

Depreciation and amortization expense for the years ended June 30, 2006, 2005, and 2004, was $296, $288 and $306, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2006, pertaining to real property, future minimum payments are as follows:

For the year ended June 30,
2007	$60
2008	17
2009	13

Total	$90

Lease expense for June 30, 2006, 2005, and 2004 was $81, $54, and $15, respectively.

The Company has also entered into a service contract for data processing services. Future minimum payments under this agreement are as follows:

For the year ended June 30,
2007	$290
2008	302
2009	101

Total	$693

Data processing service expense for June 30, 2006, 2005, and 2004 was $463, $382, and $358, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 - DEPOSITS

Deposits are summarized as follows:

	June 30,
Description and Interest Rate	2006	2005
Noninterest-bearing NOW accounts	$10,806	$9,973
NOW accounts, 0.50%	16,408	18,818
Passbook accounts, 0.50%	11,524	12,944
Money market deposit accounts, 3.62% and 2.76%, respectively	35,502	31,841

Total transaction accounts	74,240	73,576

Certificates:
0.00 - 1.00%	—	—
1.01 - 2.00%	60	7,449
2.01 - 3.00%	7,914	68,640
3.01 - 4.00%	35,795	43,359
4.01 - 5.00%	77,152	1,453
5.01 - 6.00%	3,682	229

Total certificates, 4.08% and 2.91%, respectively	124,603	121,130

Total deposits	$198,843	$194,706

Weighted-average rate - deposits	3.27%	2.46%

The aggregate amount of time deposits in denominations of $100,000 or more was $37,367 and $33,918, respectively, at June 30, 2006 and 2005.

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $100,000 are generally not federally insured.

At June 30, 2006, the scheduled maturities of time deposits are as follows:

2007	$81,102
2008	28,084
2009	14,410
2010	1,007

Total	$124,603

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 - DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	Years Ended June 30,
	2006	2005	2004
NOW	$85	$88	$85
Passbook accounts	61	66	75
Money market deposit accounts	1,228	605	358
Certificates	4,153	3,440	4,154

	5,527	4,199	4,672
Less - early withdrawal penalties	—	—	2

	$5,527	$4,199	$4,670

NOTE 9 - FHLB ADVANCE

Pursuant to collateral agreements with the Federal Home Loan Bank (“FHLB”), advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $58,300 at June 30, 2006. Outstanding advances were $52,400 and $17,000 at June 30, 2006 and 2005, respectively.

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2006, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates. Beginning in the year ended June 30, 1999, the Company recaptured $622 of tax loss reserves over six years (i.e. $104 per year).

Income taxes are summarized as follows:

	Years Ended June 30,
	2006	2005	2004
Current taxes:
Federal income	$924	$1,404	$1,690
State excise	222	300	4

	1,146	1,704	1,694

Deferred taxes
Federal income	166	151	(1,004)
State excise	8	8	16

	174	159	(988)

	$1,320	$1,863	$706

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provisions of SFAS No. 109 require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. There were no excess reserves at June 30, 2006 and 2005. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements.

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes
	Years Ended June 30,
	2006	2005	2004
Tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	4.0	3.7	0.1
Other, net	(1.8)	(2.6)	(0.4)

Effective tax rate	36.2%	35.1%	33.7%

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2006	2005
Deferred tax liabilities:
FHLB stock dividends	$(466)	$(431)
Allowance for “available-for-sale” securities	—	—
Depreciation	(31)	(54)

	(497)	(485)

Deferred tax assets:
Charitable contributions	939	1,040
Deferred loan fees, net	112	103
Allowance for “available-for-sale” securities	378	96
MRP compensation	107	169
Stock option expense	48	—
Deferred compensation	20	15
Allowance for losses on loans	855	882
REO writedowns	3	17
Unearned profit on sale of REO	21	41

Gross deferred tax assets	2,483	2,363
Valuation allowance	—	—

Deferred tax asset	2,483	2,363

Net deferred tax asset	$1,986	$1,878

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS

401 (K) RETIREMENT PLAN. The Company has a defined contribution pension plan covering all employees having attained the age of 20 and 1/2 and completing six months of service. Normal retirement date is the participant’s sixty-fifth birthday.

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

EMPLOYEE STOCK OWNERSHIP PLAN. As part of the conversion, the Bank established an Employee Stock Ownership Plan (ESOP). On July 1, 2003, the ESOP purchased 670,089 shares of Jefferson Bancshares, Inc. from proceeds provided by the Company in the form of a loan. Thus, the ESOP is considered a leveraged plan. Employees are eligible for participation in the plan upon attaining 20 and 1/2 years of age and completing six consecutive calendar months during which he has performed at least 500 hours of service. Each plan year, the Bank may, in its discretion, make a contribution to the plan; however, at a minimum, the Bank has agreed to make as a contribution the amount necessary to service the debt incurred to acquire the stock.

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

ESOP compensation expense was $570, $561 and $590 for the years ended June 30, 2006, 2005 and 2004. The original number of shares committed was 670,089 and 43,207, 43,207 and 21,990 were released during the years ended June 30, 2006, 2005 and 2004. The 561,686 remaining unearned shares had an approximate fair market value of $7,274 at June 30, 2006.

STOCK COMPENSATION PLANS. The Company maintains stock-based benefit plans under which certain employees and directors are eligible to receive restricted stock grants or options. Under the 2005 Stock-Based Benefit Plan, the maximum number of shares that may be granted as restricted stock is 279,500, and a maximum of 698,750 shares may be issued through the exercise of nonstatutory or incentive stock options. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006 and 160,711 shares were awarded in 2004, having a fair value of $2,200. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2006, 2005 and 2004, was $500, $440 and $220, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Dividend yield	N/A	N/A	1.17%
Expected life (years)	N/A	N/A	10
Expected volatility	N/A	N/A	7.01%
Risk-free interest rate	N/A	N/A	4.22%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	453,036	$12.60	462,635	$12.44	70,389	$4.07
Granted	—	—	—	—	401,778	13.69
Exercised	(11,532)	4.26	(9,599)	4.63	(9,532)	3.52
Forfeited	—		—		—

Outstanding at end of year	441,504	12.82	453,036	12.44	462,635	4.07
Options exercisable at year-end	200,448	11.77	131,619	9.95	60,857	4.16
Weighted-average fair value of options granted during the year	$—		$—		$13.69

Information pertaining to options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.52 - $5.19	39,726	.75 years	$4.02	39,726	$4.02
$13.69	401,778	7.59 years	13.69	160,722	13.69

Outstanding at end of year	441,504	6.97 years	$12.82	200,448	$9.95

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2006 and 2005, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2006 and 2005 are also presented in the table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Capital (to Risk Weighted Assets)	$67,000	27.5%	$19,523	> 8.0%	$24,404	> 10.0%
Core Capital (to Tangible Assets)	65,100	20.1%	12,961	> 4.0%	16,201	> 5.0%
Tangible Capital (to Tangible Assets)	65,100	20.1%	4,860	> 1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,100	26.7%	N/A		14,643	> 6.0%

As of June 30, 2005:
Total Capital (to Risk Weighted Assets)	$67,648	35.4%	$15,293	> 8.0%	$19,116	> 10.0%
Core Capital (to Tangible Assets)	65,539	22.7%	11,539	> 4.0%	14,424	> 5.0%
Tangible Capital (to Tangible Assets)	65,539	22.7%	4,327	> 1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,539	34.3%	N/A		11,470	> 6.0%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2006	2005
GAAP Capital	$65,548	$66,225
Adjustments:
Deferred taxes	(1,030)	(835)
Unrealized (gains)/losses	582	149

Core, Tangible and Tier 1 Capital	65,100	65,539

Adjustments:
Allowances for losses	1,900	2,109

Total Capital	$67,000	$67,648

NOTE 13 – RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At June 30, 2006, the Bank’s retained earnings available for the payment of dividends was $32,935. Accordingly, $41,214 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2006. Funds available for loans or advances by the Bank to the Company amounted to $6,555.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 14 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 15 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2006		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and balances due from banks and interest-bearing deposits with banks	$11,956	$11,956	$11,027	$11,027
Available-for-sale and held-to maturity securities	31,845	31,845	53,366	53,366
Federal Home Loan Bank stock	1,745	1,745	1,652	1,652
Loans receivable	254,127	255,277	208,438	207,855
Accrued interest receivable	1,672	1,672	1,548	1,548
Loans held-for-sale	1,645	1,645	3,137	3,137

Financial liabilities:
Deposits	(198,843)	(192,090)	(194,706)	(194,354)
FHLB Advance	(52,400)	(52,091)	(17,000)	(16,971)

Off-balance-sheet credit items:
Commitments to extend credit	—	2,094	—	3,301
Letters of credit	—	1,389	—	330
Unused lines of credit	—	11,879	—	10,952

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. Commitments at June 30, 2006 to originate adjustable-rate loans were approximately $1.15 million. Commitments at June 30, 2006 to originate fixed-rate loans were approximately $941 with a term of fifteen years or less and interest rates of 6.65% to 7.85%. Commitments at June 30, 2005 and 2004 to originate adjustable-rate loans were approximately $3.3 and $4.9 million, respectively. Commitments at June 30, 2005 and 2004 to originate fixed-rate loans with terms of fifteen years or less were approximately $21 and $332, respectively. Fixed rates were 5.95% for June 30, 2005 and ranged from 4.45% to 7.60% for June 30, 2004.

The Company has entered into employment agreements with its President and CEO Anderson L. Smith and Charles Robinette, Chairman of the Company’s Knoxville Region. Agreement stipulations are terms, duties, compensation and performance bonuses and provides remedies for both parties upon certain events occurring. Mr. Smith’s agreement provides for deferred compensation upon him attaining age 65.

Upon completion of the conversion, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide limited priority claim to the assets of the Bank to “eligible account holders”, as defined in the Plan of Conversion, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holders proportionate share of the then total remaining qualifying deposits. At the time of the conversion, the liquidation account, which is an off-balance sheet memorandum account, amounted to $29.5 million.

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

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

June 30, 2006
Balance Sheet

Assets
Cash and due from banks	$588
Investment securities classified as available for sale, net	1,956
Investment in common stock of Jefferson Federal Bank	74,149
Loan receivable from ESOP	5,871
Deferred tax asset	956
Other assets	234

Total assets	$83,754

Liabilities and Stockholders’ Equity
Accrued expenses	$609

Stockholders’ equity	83,145

Total liabilities and stockholders’ equity	$83,754

Year Ended June 30, 2006
Statement of Income

Dividends from Jefferson Federal Bank	$4,729
Interest on investment securities	73
Other income	343

Total income	5,145
Other operating expenses	268

Income before income taxes and equity in undistributed net income of Jefferson Federal Bank	4,877
Income tax	52

4,825

Equity in undistributed net income of Jefferson Federal Bank	(2,495)

Net income	$2,330

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

June 30, 2006
Statement of Cash Flows

Cash flows from operating activities:
Net income	$2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of net income of Jefferson Federal Bank	2,495
Deferred tax benefit	100
Tax benefit from stock options and MRP	25
Loss on sale of investments	—
Increase in other assets	(10)
Decrease in other liabilities	(166)

Net cash provided by operations	4,774

Cash flows from investing activities:
Sales and maturities of debt securities	—
Purchase of debt securities	—
Investment in Jefferson Federal Bank	(30)
Return of principal on loan to ESOP	340

Net cash provided by investing activities	310

Cash flows from financing activities:
Purchase of treasury stock	(9,150)
Purchase of company stock for incentive plan	—
Proceeds from exercise of options	49
Dividends paid on common stock	(1,777)

Net cash used for financing activities	(10,878)

Net decrease in cash and cash equivalents	(5,794)
Cash and cash equivalents at beginning of year	6,382

Cash and cash equivalents at end of year	$588

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 19 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(Unaudited)
Interest income	$4,194	$4,392	$4,605	$4,901
Interest expense	1,380	1,551	1,866	2,138

Net interest income	2,814	2,841	2,739	2,763

Reduction in provision for loan losses	—	—	—	(68)

Net interest income after reduction in provision for loan losses	2,814	2,841	2,739	2,831
Noninterest income	456	413	313	193
Noninterest expense	2,075	2,087	2,286	2,502

Earnings before income taxes	1,195	1,167	766	522
Income taxes	410	457	290	163

Net earnings	$785	$710	$476	$359

Earnings per share, basic	$0.12	$0.11	$0.08	$0.06
Earnings per share, diluted	$0.12	$0.11	$0.08	$0.06

	Three Months Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	(Unaudited)
Interest income	$3,888	$3,898	$4,000	$3,994
Interest expense	1,095	1,112	1,165	1,268

Net interest income	2,793	2,786	2,835	2,726

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,793	2,786	2,835	2,726
Noninterest income	264	198	327	415
Noninterest expense	1,597	1,567	1,915	1,951

Earnings before income taxes	1,460	1,417	1,247	1,190
Income taxes	508	535	385	436

Net earnings	$952	$882	$862	$754

Earnings per share, basic	$0.12	$0.12	$0.12	$0.11
Earnings per share, diluted	$0.12	$0.12	$0.12	$0.11

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 20 – RECLASSIFICATIONS

During the current year, the Company made an entry to reclassify loans held-for-sale from other assets to a separate line item on the balance sheet. This reclassification is also reflected in the June 30, 2005 balances.