Form 10-Q
period 2006-09-30
JEFFERSON BANCSHARES INC
filed 2006-11-09
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 9, 2006, the registrant had 6,556,583 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets

Cash and cash equivalents	$3,432	$3,146
Interest-earning deposits	5,328	8,810
Investment securities classified as available-for-sale, net	31,271	31,845
Federal Home Loan Bank stock	1,770	1,745
Bank owned life insurance	5,543	5,491
Loans receivable, net of allowance for loan losses of $2,144 at September 30, 2006 and $2,172 at June 30, 2006	265,033	254,127
Loans held-for-sale	2,379	1,645
Premises and equipment, net	12,268	11,926
Foreclosed real estate, net	66	74
Accrued interest receivable:
Investments	262	330
Loans receivable	1,404	1,342
Deferred tax asset	1,809	1,986
Other assets	833	4,670

Total assets	$331,398	$327,137

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$12,341	$10,806
Interest-bearing	195,789	188,037
Federal Home Loan Bank advances	47,900	52,400
Other liabilities	867	1,295
Accrued income taxes	59	56

Total liabilities	256,956	252,594

Commitments and contingent liabilities	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,414,148 shares issued and 6,573,706 shares outstanding at September 30, 2006 and 6,613,557 shares outstanding at June 30, 2006	84	84
Additional paid-in capital	72,297	72,171
Unearned ESOP shares	(5,293)	(5,401)
Unearned compensation	(2,594)	(2,733)
Accumulated other comprehensive income	(344)	(609)
Retained earnings	34,674	34,780
Treasury stock, at cost; 1,840,442 shares at September 30, 2006 and 1,793,091 shares at June 30, 2006	(24,382)	(23,749)

Total stockholders’ equity	74,442	74,543

Total liabilities and stockholders’ equity	$331,398	$327,137

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended September 30,
	2006	2005
Interest income:
Interest on loans receivable	$4,734	$3,644
Interest on investment securities	313	468
Other interest	87	82

Total interest income	5,134	4,194

Interest expense:
Deposits	1,735	1,201
Advances from FHLB	650	179

Total interest expense	2,385	1,380

Net interest income	2,749	2,814
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,749	2,814

Noninterest income:
Dividends from investments	30	17
Mortgage origination fee income	150	186
Service charges and fees	123	139
Gain (loss) on sale of investment securities, net	1	(44)
Gain on sale of foreclosed real estate, net	13	77
BOLI increase in cash value	52	53
Other	18	28

Total noninterest income	387	456

Noninterest expense:
Compensation and benefits	1,543	1,281
Occupancy expense	157	107
Equipment and data processing expense	344	240
DIF premiums	6	6
Advertising	169	64
REO expense	8	26
Other	439	351

Total noninterest expense	2,666	2,075

Earnings before income taxes	470	1,195

Income taxes:
Current	168	302
Deferred	12	108

Total income taxes	180	410

Net earnings	$290	$785

Net earnings per share, basic	$0.05	$0.12

Net earnings per share, diluted	$0.05	$0.12

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2006 and 2005 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	290	—	290
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $164	—	—	—	—	265	—	—	265

Total comprehensive income	—	—	—	—	—	—	—	555
Dividends	—	—	—	—	—	(396)	—	(396)
Shares committed to be released by the employee stock ownership plan	—	34	108	—	—	—	—	142
Stock options expensed	—	66	—	—	—	—	—	66
Earned portion of stock grants	—	—	—	139	—	—	—	139
Exercise of options	—	26	—	—	—	—	—	26
Purchase of common stock (47,351 shares)	—	—	—	—	—	—	(633)	(633)

Balance at September 30, 2006	$84	$72,297	$(5,293)	$(2,594)	$(344)	$34,674	$(24,382)	$74,442

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2005	$84	$71,694	$(5,833)	$(3,232)	$(155)	$34,069	$(14,599)	$82,028

Comprehensive income:
Net earnings	—	—	—	—	—	785	—	785
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(62)	—	—	—	—	(100)	—	—	(100)

Total comprehensive income	—	—	—	—	—	—	—	685
Dividends	—	—	—	—	—	(429)	—	(429)
Shares committed to be released by the employee stock ownership plan	—	32	108	—	—	—	—	140
Stock options expensed	—	66	—	—	—	—	—	66
Earned portion of stock grants	—	—	—	110	—	—	—	110
Purchase of common stock (137,981 shares)	—	—	—	—	—	—	(1,816)	(1,816)

Balance at September 30, 2005	$84	$71,792	$(5,725)	$(3,122)	$(255)	$34,425	$(16,415)	$80,784

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$290	$785
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Allocated ESOP shares	142	140
Depreciation and amortization expense	127	64
Amortization of premiums (discounts), net on investment securities	3	8
(Gain) loss on sale of investment securities and mortgage-backed securities, net	(1)	60
(Gain) on sale of equity investments	—	(16)
FHLB stock dividends	(25)	(20)
Amortization of deferred loan fees, net	(23)	(29)
Loss (gain) on sale of foreclosed real estate, net	(13)	(77)
Deferred tax benefit	12	108
Originations of mortgage loans held for sale	(19,659)	(19,355)
Proceeds from sales of mortgage loans	18,925	20,761
Increase in cash value of life insurance	(52)	(53)
Earned portion of MRP	139	110
Stock options expensed	66	66
Decrease (increase) in:
Accrued interest receivable	6	48
Other assets	3,837	193
Increase (decrease) in other liabilities and accrued income taxes	(259)	325

Net cash provided by (used for) operating activities	3,515	3,118

Cash flows used for investing activities:
Loan originations, net of principal collections	(10,860)	(6,003)
Investment securities classified as available for sale:
Purchased	—	(165)
Proceeds from sale	—	5,022
Proceeds from maturity	1,000	—
Return of principal on mortgage-backed securities	—	827
Purchase of premises and equipment	(469)	(754)
Proceeds from sale of (additions to) foreclosed real estate, net	—	178

Net cash provided by (used for) investing activities	(10,329)	(895)

Cash flows from financing activities:
Net increase (decrease) in deposits	9,287	1,369
Proceeds from advances from FHLB	25,400	11,000
Repayment of FHLB advances	(29,900)	(6,000)
Purchase of treasury stock	(633)	(1,816)
Dividends paid	(562)	(729)
Proceeds from exercise of stock options	26	—

Net cash provided by (used for) financing activities	3,618	3,824

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(3,196)	6,047
Cash, cash equivalents and interest-earning deposits at beginning of period	11,956	11,027

Cash, cash equivalents and interest-earning deposits at end of period	$8,760	$17,074

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$1,735	$1,201
Interest on FHLB advances	650	179
Income taxes	75	365
Real estate acquired in settlement of loans	—	109

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

	Weighted-Average Shares Outstanding for the Three Months Ended September 30,
	2006	2005
Weighted average number of common shares used in computing basic earnings per common share	6,041,551	6,620,320
Effect of dilutive stock options	7,915	13,169

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,049,466	6,633,489

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans is recognized in conformity with the Financial Accounting Standards Board (“FASB”) Statement No. 118. There was no impairment of loans or allowance for loan losses related to impaired loans at September 30, 2006. Other nonaccrual loans at September 30, 2006 were approximately $205,000. For the three months ended September 30, 2006, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $4,000. Interest income from non-accrual loans included in the Company’s interest income amounted to $1,000 for the three months ended September 30, 2006.

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2006:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2006		$2,172
Provision for loan losses		—
Charge-offs	(53)
Recoveries	25

Net (charge-offs)/recoveries		(28)

Balance at September 30, 2006		$2,144

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

At September 30, 2006, we had approximately $1.7 million in loan commitments, consisting of $750,000 in commitments to originate residential loans and $939,000 to originate commercial loans. In addition to commitments to originate loans, we had $18.1 million of loans-in-process, $6.2 million in unused standby letters of credit and approximately $10.6 million in unused lines of credit.

(9)	Dividend Declaration

On August 31, 2006, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of September 30, 2006 and payable on October 13, 2006.

(10)	Stock Incentive Plans

Under the Bank’s 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan (“MRP”), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of September 30, 2006, there were 32,226 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the three-month period, 7,500 options were exercised.

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of September 30, 2006, there were 401,778 options and 205,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of September 30, 2006.

	Three Months Ended September 30, 2006
	Shares	Weighted- average exercise price
Outstanding at beginning of period	441,504	$12.82
Granted during the three-month period	—	—
Options exercised	7,500	$3.52
Outstanding at September 30, 2006	434,004	$12.98
Options exercisable at September 30, 2006	192,948	$12.09

The following information applies to options outstanding at September 30, 2006:

Number outstanding	434,004
Range of exercise prices	$3.52 -$13.69
Weighted-average exercise price	$12.98
Weighted-average remaining contractual life	6.83 years
Number of options remaining for future issuance	296,972

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB 25”) and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. This requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $217,000 in fiscal year 2007 and $326,000 during the remaining service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The estimated fair value of stock options at grant date has been determined using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

Jefferson Federal is a community oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate loans secured by first mortgages on owner-occupied, one-to four- family residential properties, as well as originate commercial real estate and multi-family mortgage loans, construction loans, consumer loans, commercial non-real estate loans and make other investments permitted by applicable laws and regulations.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended June 30, 2006 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net Income

Net income was $290,000, or $0.05 per diluted share, for the quarter ended September 30, 2006 compared to net income of $785,000, or $0.12 per diluted share, for the comparable period in 2005. The decline in net income for the three-month period ended September 30, 2006 was primarily the result of a decrease in net interest income and noninterest income combined with an increase in noninterest expense. The increase in noninterest expense was attributable to the staffing and operational costs of two new full-service offices and our future branch office scheduled to open in 2007.

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands, except per share data)
Net earnings	$290	$785
Net earnings per share, basic	$0.05	$0.12
Net earnings per share, diluted	$0.05	$0.12
Return on average assets (annualized)	0.35%	1.05%
Return on average equity (annualized)	1.55%	3.87%

Net Interest Income

Net interest income decreased $65,000, or 2.3%, to $2.7 million for the three months ended September 30, 2006 compared to the same period in 2005. The interest rate spread and net interest margin for the quarter ended September 30, 2006 were 2.86% and 3.65%, respectively, compared to 3.38% and 4.06% for the corresponding period in 2005.

The following table summarizes changes in interest income and expense for the three-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,734	$3,644	$1,090	29.9%
Investment securities	313	468	(155)	(33.1)%
Interest-earning deposits	62	62	—	0.0%
FHLB stock	25	20	5	25.0%

Total interest income	5,134	4,194	940	22.4%
Interest expense:
Deposits	1,735	1,201	534	44.5%
Borrowings	650	179	471	263.1%

Total interest expense	2,385	1,380	1,005	72.8%

Net interest income	$2,749	$2,814	$(65)	(2.3)%

The following table summarizes average balances and average yields and costs:

	Three Months Ended September 30,
	2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$261,635	7.24%	$214,867	6.78%
Investment securities	31,655	3.96%	50,968	3.67%
Interest-earning deposits	6,208	3.99%	10,003	2.48%
FHLB stock	1,755	5.70%	1,665	4.80%
Deposits	191,556	3.62%	186,218	2.58%
Borrowings	49,683	5.23%	21,000	3.41%

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

	Three Months 2006 Compared to 2005
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$807	$283	$1,090
Mortgage-backed securities	(76)	—	(76)
Investment securities	(113)	26	(87)
Municipals	6	2	8
Daily interest-earning deposits and other interest-earning assets	20	(15)	5

Total interest-earning assets	644	296	940

Interest expense:
Deposits	47	487	534
Borrowings	294	177	471

Total interest-bearing liabilities	341	664	1,005

Net change in interest income	$303	$(368)	$(65)

Total interest income increased $940,000, or 22.4%, to $5.1 million for the three months ended September 30, 2006 compared to the same period in 2005. The average yield on interest-earning assets increased 77 basis points to 6.82% while the average volume of earning assets increased $23.8 million, to $301.3 million at September 30, 2006 compared to the same period in 2005.

Interest on loans increased $1.1 million, or 29.9%, to $4.7 million for the three months ended September 30, 2006. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial loan portfolio, combined with a higher average yield. The average balance of loans increased $46.8 million, or 21.8%, to $261.6 million for the three months ended September 30, 2006. The increase in the average yield on loans was primarily the result of increases in the prime lending rate. The average yield on loans increased 45 basis points, to 7.24%, for the three months ended September 30, 2006 compared to the corresponding period in 2005.

Interest on investment securities decreased $155,000, or 33.1%, to $313,000 for the three months ended September 30, 2006. The average balance of investment securities decreased $19.3 million, or 37.9%, to $31.7 million for the three months ended September 30, 2006 as proceeds from investment sales have been used to fund growth in the loan portfolio. The average yield on investments increased 28 basis points to 3.96% for the three months ended September 30, 2006 compared to the same period in 2005. Dividends on Federal Home Loan Bank (“FHLB”) stock were $25,000 for the three-month period ended September 30, 2006, compared to $20,000 for the comparable period in 2005. FHLB dividends are paid with additional shares of FHLB stock.

Total interest expense increased $1.0 million, or 72.8%, to $2.4 million for the three-month period ended September 30, 2006 compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 129 basis points to 3.95% while the average volume of interest-earning liabilities increased $34.0 million, to $241.2 million at September 30, 2006 compared to the same period in 2005.

Interest expense on deposits increased $534,000, or 44.5%, to $1.7 million for the three-month period ended September 30, 2006 due to growth in the average balance of certificates of deposit combined with higher interest rates. The average balance of certificates of deposit increased $9.5 million, or 7.9%, to $129.0 million at September 30, 2006 and the rate paid increased 122 basis points to 4.26%. The average balance of certificates of deposit has increased due to promotional rates offered in connection with the opening of our two new full-service offices in addition to customer preference for higher-yielding deposit accounts.

Interest expense on FHLB advances amounted to $650,000 for the three months ended September 30, 2006 compared to $179,000 for the corresponding period in 2005, due to a higher average balance and a higher rate paid. FHLB advances have been utilized as a funding source for supporting loan growth.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs for the quarter ended September 30, 2006 were $28,000, or 0.04% of average loans, compared to $12,000, or 0.02% of average loans for the quarter ended September 30, 2005. There were no additions to the allowance for loan losses for either three-month period. Nonperforming loans totaled $205,000 at September 30, 2006 compared to $221,000 at September 30, 2005.

Noninterest Income

Noninterest income decreased $69,000, or 15.1%, to $387,000 for the three months ended September 30, 2006 compared to $456,000 for the corresponding period in 2005. A loss on sale of investment securities totaling $44,000 was recorded in the three-month period ended September 30, 2005 and included as a component of noninterest income. Gain on sale of foreclosed property was $13,000 for the three months ended September 30, 2006 compared to $77,000 for the same period in 2005. Mortgage origination fee income decreased $36,000, or 19.4%, to $150,000 due to a lower volume of loan originations. Service charge and fee income decreased $16,000, or 11.5%, to $123,000 for the three months ended September 30, 2006 primarily due to a decrease in late charge fee income.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2006 compared to the same period in 2005.

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$30	$17	$13	76.5%
Mortgage origination fee income	150	186	(36)	(19.4)%
Service charges and fees	123	139	(16)	(11.5)%
Gain (loss) on sale of investment securities, net	1	(44)	45	102.3%
Gain on sale of foreclosed real estate, net	13	77	(64)	(83.1)%
BOLI increase in cash value	52	53	(1)	(1.9)%
Other	18	28	(10)	(35.7)%

Total noninterest income	$387	$456	$(69)	(15.1)%

Noninterest Expense

Noninterest expense increased $591,000 or 28.5%, to $2.7 million for the three-month period ended September 30, 2006, primarily due to an increase in compensation and benefits expense. Compensation and benefits expense increased $262,000, or 20.5%, to $1.5 million for the three-month period ended September 30, 2006 primarily due to staff additions for our two new branch offices in Hamblen and Knox Counties and our future branch office in Knox County scheduled to open in 2007. There were 95 full-time employees at September 30, 2006 compared to 81 full-time employees at September 30, 2005. Advertising expense amounted to $169,000 for the three months ended September 30, 2006 compared to $64,000 for the corresponding period in 2005 as a result of marketing efforts and promotions associated with the opening of our two new branch offices. Occupancy expense increased $50,000, or 46.7%, to $157,000 and equipment and data processing expense increased $104,000, or 43.3%, to $344,000. The increases in occupancy, equipment and data processing expenses were also the result of our recent expansion activities.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2006 compared to the same period in 2005.

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Compensation and benefits	$1,543	$1,281	$262	20.5%
Occupancy expense	157	107	50	46.7%
Equipment and data processing expense	344	240	104	43.3%
Deposit insurance premiums	6	6	—	0.0%
Advertising	169	64	105	164.1%
REO expense	8	26	(18)	(69.2)%
Other	439	351	88	25.1%

Total noninterest expense	$2,666	$2,075	$591	28.5%

Income Taxes

Income tax expense for the three months ended September 30, 2006 was $180,000 compared to $410,000 for the same period in 2005 due to lower taxable income.

Financial Condition

Assets

At September 30, 2006, total assets were $331.4 million, an increase of $4.3 million, or 1.3%, compared to $327.1 million at June 30, 2006. The increase in assets was attributable to a $10.9 million increase in loans, funded primarily by a $9.3 million increase in deposits.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $8.8 million at September 30, 2006 compared to $12.0 million at June 30, 2006. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Our investment portfolio consists primarily of federal agency securities with maturities of seven years or less, and municipal securities. Investment securities decreased $574,000, or 1.8%, to $31.3 million due primarily to maturities of investment securities during the three-month period. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $557,000, or $344,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At September 30, 2006

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$27,331	$2	$(468)	$26,865
Municipals	4,497	2	(93)	4,406

Total securities available- for-sale	$31,828	$4	$(561)	$31,271

Weighted-average rate	3.82%

At June 30, 2006

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$28,330	$—	$(827)	$27,503
Municipals	4,502		(160)	4,342

Total securities available- for-sale	$32,832	$—	$(987)	$31,845

Weighted-average rate	3.36%

Loans

Net loans increased $10.9 million, or 4.3%, to $265.0 million at September 30, 2006. Our expansion into the Knoxville, Tennessee market has generated additional lending opportunities, which has resulted in growth in our loan portfolio. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $219.3 million, or 81.9% of gross loans, at September 30, 2006 compared to $209.4 million, or 81.6% of gross loans, at June 30, 2006. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. The largest portion of loan growth occurred in commercial real estate, due to our emphasis on this type of lending. Commercial real estate loans increased $8.1 million, or 10.5%, to $85.7 million at September 30, 2006.

Commercial business loans increased $747,000, or 2.1%, to $36.4 million at September 30, 2006. Commercial business loans were 13.6% of gross loans at September 30, 2006 compared to 13.9% of gross loans at June 30, 2006. Most of the commercial business loans that we have originated have rates based on the prime interest rate and will therefore reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $11.9 million and represented 4.4% of total loans at September 30, 2006 compared to $11.5 million, or 4.5% of total loans at June 30, 2006.

Loans receivable, net, are summarized as follows:

	At September 30, 2006		At June 30, 2006
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$77,270	28.9%	$77,415	30.2%	$(145)	(0.2)%
Home equity line of credit	4,775	1.8%	5,954	2.3%	(1,179)	(19.8)%
Commercial	85,650	32.0%	77,519	30.2%	8,131	10.5%
Multi-family	8,153	3.0%	7,929	3.1%	224	2.8%
Construction	15,816	5.9%	13,454	5.2%	2,362	17.6%
Land	27,621	10.3%	27,133	10.6%	488	1.8%

Total real estate loans	219,285	81.9%	209,404	81.6%	9,881	4.7%

Commercial business loans	36,412	13.6%	35,665	13.9%	747	2.1%

Consumer loans
Automobile loans	8,337	3.1%	8,458	3.3%	(121)	(1.4)%
Mobile home loans	211	0.1%	234	0.1%	(23)	(9.8)%
Loans secured by deposits	870	0.3%	977	0.4%	(107)	(11.0)%
Other consumer loans	2,488	0.9%	1,854	0.7%	634	34.2%

Total consumer loans	11,906	4.4%	11,523	4.5%	383	3.3%

Total gross loans	267,603	100.0%	256,592	100.0%	11,011	4.3%

Less:
Deferred loan fees, net	(426)		(293)		(133)	45.4%
Allowance for losses	(2,144)		(2,172)		28	(1.3)%

Loans receivable, net	$265,033		$254,127		$10,906	4.3%

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

Due to net charge-offs, the allowance for loan losses decreased $28,000 to $2.1 million at September 30, 2006. There were no additions to the allowance for loan losses during the three-month period ended September 30, 2006. Our allowance for loan losses represented 0.80% of total gross loans at September 30, 2006 compared to 0.85% of total gross loans at June 30, 2006.

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$2,172	$2,293
Provision for loan losses	—	—
Recoveries	25	36
Charge-offs	(53)	(48)

Net charge-offs	(28)	(12)

Allowance at end of period	$2,144	$2,281

Net charge-offs to average outstanding loans during the period, annualized	0.04%	0.02%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets were $271,000 at September 30, 2006 compared to $435,000 at June 30, 2006. Nonperforming loans were $205,000 and $345,000 at September 30, 2006 and June 30, 2006, respectively. Foreclosed real estate amounted to $66,000 at September 30, 2006 compared to $74,000 at June 30, 2006. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	September 30, 2006	June 30, 2006
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$138	$296
Commercial business	50	49
Consumer	17	—

Total nonaccrual loans	205	345

Real estate owned	66	74
Other repossessed assets	—	16

Total nonperforming assets	$271	$435

Total nonperforming assets to total assets	0.08%	0.13%
Total nonperforming loans to total loans	0.08%	0.13%
Allowance for loan losses to total nonperforming loans	1045.85%	629.57%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at September 30, 2006 was $5.5 million.

Deposits

Total deposits increased $9.3 million, or 4.7%, to $208.1 million at September 30, 2006 primarily as a result of marketing efforts and promotions associated with the opening of our two new full-service offices. Certificates of deposit increased $7.6 million, or 6.1%, to $132.2 million primarily due to promotions and customer preference for higher-yielding accounts. The increase in deposits has provided funding for loan growth and reduced our reliance on FHLB advances during the quarter ended September 30, 2006.

	September 30, 2006	June 30, 2006	$ Change	% Change
	(Dollars in thousands)
Non-interest bearing accounts	$12,341	$10,806	$1,535	14.2%
NOW accounts	17,059	16,408	651	4.0%
Savings accounts	10,817	11,524	(707)	(6.1)%
Money market accounts	35,726	35,502	224	0.6%
Certificates of deposit	132,187	124,603	7,584	6.1%

	$208,130	$198,843	$9,287	4.7%

Advances and Other Liabilities

FHLB advances decreased $4.5 million to $47.9 million at September 30, 2006. We utilize FHLB cash management overnight advances as a funding source to manage daily liquidity needs. Additional FHLB advances may be utilized in the future to support loan growth.

Stockholders’ Equity

Stockholders’ equity totaled $74.4 million at September 30, 2006 compared to $74.5 million at June 30, 2006. Retained earnings decreased $106,000 to $34.7 million at September 30, 2006 due to net earnings of $290,000 partially offset by the payment of dividends to shareholders in the amount of $396,000. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At September 30, 2006, the adjustment to stockholders’ equity was an unrealized loss of $344,000 compared to a net unrealized loss of $609,000 at June 30, 2006. During the three-month period ended September 30, 2006, the Company repurchased 47,351 shares of its common stock at a cost of $633,000.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposits, loan repayments, maturities and sales of investment securities and borrowings from the FHLB of Cincinnati. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based on our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $3.4 million and interest-earning deposits totaled $5.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $31.3 million at September 30, 2006. In addition, at September 30, 2006, we had arranged the ability to borrow a total of approximately $59.3 million from the FHLB of Cincinnati. In the three-month period ended September 30, 2006, FHLB advances decreased $4.5 million to $47.9 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At September 30, 2006, we had approximately $1.7 million in loan commitments, consisting of $750,000 in commitments to originate residential loans and $939,000 to originate commercial loans. In addition to commitments to originate loans, we had $18.1 million in loans-in-process, $6.2 million in unused standby letters of credit and approximately $10.6 million in unused lines of credit. We had $94.3 million in certificates of deposit due within one year and $75.9 million in other deposits without specific maturities at September 30, 2006. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We have the ability to attract and retain deposits by adjusting the interest rates offered. We experienced a net increase in total deposits of $9.3 million during the three-month period ended September 30, 2006.

At September 30, 2006, the average liquidity ratio was 13.59% compared to 25.88% at September 30, 2005. The level of liquidity has been reduced as net proceeds from the stock offering have been used for lending, operational growth and expansion activities.

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

For the three months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at September 30, 2006 and June 30, 2006:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At September 30, 2006

Total Capital
(To Risk Weighted Assets)	$67,380	26.9%	$20,071	>	8.0%	$25,089	>	10.0%
Core Capital
(To Tangible Assets)	65,508	19.9%	13,162	>	4.0%	16,452	>	5.0%
Tangible Capital
(To Tangible Assets)	65,508	19.9%	4,936	>	1.5%	N/A
Tier 1 Capital
(To Risk Weighted Assets)	65,508	26.1%	N/A			15,054	>	6.0%

At June 30, 2006

Total Capital
(To Risk Weighted Assets)	$67,000	27.5%	$19,523	>	8.0%	$24,404	>	10.0%
Core Capital
(To Tangible Assets)	65,100	20.1%	12,961	>	4.0%	16,201	>	5.0%
Tangible Capital
(To Tangible Assets)	65,100	20.1%	4,860	>	1.5%	N/A
Tier 1 Capital
(To Risk Weighted Assets)	65,100	26.7%	N/A			14,643	>	6.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2006.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
July 1, 2006	—	—	—	574,274	(1)
through
July 31, 2006

Month #2
August 1, 2006	19,303	$13.42	19,303	554,971	(1)
through
August 31, 2006

Month #3
September 1, 2006	28,048	$13.34	28,048	526,923	(1)
through
September 30, 2006

Total	47,351	$13.38	47,351	526,923

(1)	On February 24, 2006, the Company announced a Stock Repurchase Program under which the Company may repurchase an additional 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

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

JEFFERSON BANCSHARES, INC.

November 9, 2006	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

November 9, 2006	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary