Form 10-Q
period 2006-12-31
JEFFERSON BANCSHARES INC
filed 2007-02-08
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

At February 7, 2007, the registrant had 6,470,786 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets

Cash and cash equivalents	$2,596	$3,146
Interest-earning deposits	5,613	8,810
Investment securities classified as available-for-sale, net	27,422	31,845
Federal Home Loan Bank stock	1,796	1,745
Bank owned life insurance	5,595	5,491
Loans receivable, net of allowance for loan losses of $2,108 at December 31, 2006 and $2,172 at June 30, 2006	268,493	254,127
Loans held-for-sale	1,257	1,645
Premises and equipment, net	13,419	11,926
Foreclosed real estate, net	30	74
Accrued interest receivable:
Investments	300	330
Loans receivable	1,422	1,342
Deferred tax asset	1,698	1,986
Other assets	797	4,670

Total assets	$330,438	$327,137

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$11,474	$10,806
Interest-bearing	198,421	188,037
Federal Home Loan Bank advances	45,300	52,400
Other liabilities	1,017	1,295
Accrued income taxes	—	56

Total liabilities	256,212	252,594

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,415,781 shares issued and 6,517,777 shares outstanding at December 31, 2006 and 6,613,557 shares outstanding at June 30, 2006	84	84
Additional paid-in capital	72,390	72,171
Unearned ESOP shares	(5,185)	(5,401)
Unearned compensation	(2,457)	(2,733)
Accumulated other comprehensive income	(252)	(609)
Retained earnings	34,782	34,780
Treasury stock, at cost; 1,898,004 shares at December 31, 2006 and 1,793,091 shares at June 30, 2006	(25,136)	(23,749)

Total stockholders’ equity	74,226	74,543

Total liabilities and stockholders’ equity	$330,438	$327,137

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Interest income:
Interest on loans receivable	$4,893	$3,870	$9,627	$7,514
Interest on investment securities	280	431	593	899
Other interest	63	91	150	173

Total interest income	5,236	4,392	10,370	8,586

Interest expense:
Deposits	1,815	1,293	3,550	2,494
Advances from FHLB	613	258	1,263	437

Total interest expense	2,428	1,551	4,813	2,931

Net interest income	2,808	2,841	5,557	5,655
Provision for loan losses	30	—	30	—

Net interest income after provision for loan losses	2,778	2,841	5,527	5,655

Noninterest income:
Dividends from investments	17	—	47	17
Mortgage origination fee income	102	131	252	317
Service charges and fees	127	134	250	273
Loss on sale of investment securities, net	(30)	—	(29)	(44)
Gain on sale of foreclosed real estate, net	21	83	34	160
BOLI increase in cash value	53	53	105	106
Other	20	12	38	40

Total noninterest income	310	413	697	869

Noninterest expense:
Compensation and benefits	1,498	1,299	3,041	2,580
Occupancy expense	145	90	302	197
Equipment and data processing expense	372	219	716	459
DIF premiums	6	7	12	13
Advertising	65	81	234	145
REO expense	—	11	8	37
Other	453	380	892	731

Total noninterest expense	2,539	2,087	5,205	4,162

Earnings before income taxes	549	1,167	1,019	2,362

Income taxes:
Current	146	406	314	708
Deferred	54	51	66	159

Total income taxes	200	457	380	867

Net earnings	$349	$710	$639	$1,495

Net earnings per share, basic	$0.06	$0.11	$0.11	$0.23

Net earnings per share, diluted	$0.06	$0.11	$0.11	$0.23

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 31, 2006 and 2005 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	639	—	639
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $222	—	—	—	—	357	—	—	357

Total comprehensive income	—	—	—	—	—	—	—	996

Dividends	—	—	—	—	—	(786)	—	(786)
Dividends used for ESOP payment	—	—	—	—	—	149	—	149
Shares committed to be released by the ESOP	—	67	216	—	—	—	—	283
Stock options expensed	—	132	—	—	—	—	—	132
Earned portion of stock grants	—	—	—	276	—	—	—	276
MRP Vesting	—	(12)	—	—	—	—	—	(12)
Exercise of options	—	32	—	—	—	—	—	32
Purchase of common stock (104,913 shares)	—	—	—	—	—	—	(1,387)	(1,387)

Balance at December 31, 2006	$84	$72,390	$(5,185)	$(2,457)	$(252)	$34,782	$(25,136)	$74,226

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2005	$84	$71,694	$(5,833)	$(3,232)	$(155)	$34,069	$(14,599)	$82,028

Comprehensive income:
Net earnings	—	—	—	—	—	1,495	—	1,495
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(234)	—	—	—	—	(377)	—	—	(377)

Total comprehensive income	—	—	—	—	—	—	—	1,118

Dividends	—	—	—	—	—	(843)	—	(843)
Dividends used for ESOP payment	—	—	—	—	—	157	—	157
Shares committed to be released by the ESOP	—	67	216	—	—	—	—	283
Stock options expensed	—	132	—	—	—	—	—	132
Earned portion of stock grants	—	—	—	220	—	—	—	220
Exercise of options	—	34	—	—	—	—	—	34
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Purchase of common stock (395,204 shares)	—	—	—	—	—	—	(5,242)	(5,242)

Balance at December 31, 2005	$84	$71,952	$(5,617)	$(3,012)	$(532)	$34,878	$(19,841)	$77,912

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months ended December 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$639	$1,495
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	283	283
Depreciation and amortization expense	261	128
Amortization of premiums (discounts), net on investment securities	7	18
Provision for loan losses	30	—
Loss on sale of investment securities and mortgage-backed securities, net	29	60
(Gain) on sale of equity investments	—	(16)
FHLB stock dividends	(52)	(44)
Amortization of deferred loan fees, net	(71)	(66)
(Gain) on sale of foreclosed real estate, net	(34)	(160)
Deferred tax benefit	66	159
Originations of mortgage loans held for sale	(29,448)	(28,267)
Proceeds from sale of mortgage loans	29,836	30,209
Increase in cash value of life insurance	(104)	(106)
Earned portion of MRP	276	220
Stock options expensed	132	133
Decrease (increase) in:
Accrued interest receivable	(50)	(253)
Other assets	3,873	273
Increase (decrease) in other liabilities and accrued income taxes	(163)	(6)

Net cash provided by (used for) operating activities	5,510	4,060

Cash flows used for investing activities:
Loan originations, net of principal collections	(14,149)	(18,368)
Investment securities classified as available for sale:
Purchased	—	(775)
Proceeds from sale	3,965	5,022
Proceeds from maturity	1,000	—
Return of principal on mortgage-backed securities	—	1,639
Purchase of premises and equipment	(1,754)	(2,332)
Proceeds from sale of (additions to) foreclosed real estate, net	41	214

Net cash provided by (used for) investing activities	(10,897)	(14,600)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,052	494
Proceeds from advances from FHLB	55,700	27,000
Repayment of FHLB advances	(62,800)	(12,000)
Purchase of treasury stock	(1,387)	(5,242)
Dividends paid	(957)	(1,158)
Proceeds from exercise of stock options	32	34

Net cash provided by (used for) financing activities	1,640	9,128

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(3,747)	(1,412)
Cash, cash equivalents and interest-earning deposits at beginning of period	11,956	11,027

Cash, cash equivalents and interest-earning deposits at end of period	$8,209	$9,615

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$3,550	$2,494
Interest on FHLB advances	1,263	437
Income taxes	495	720
Real estate acquired in settlement of loans	—	224

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended December 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

	Weighted-Average Shares Outstanding for the Three Months Ended December 31,		Weighted-Average Shares Outstanding for the Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic earnings per common share	5,990,682	6,416,745	6,015,862	6,485,859
Effect of dilutive stock options	3,456	18,062	5,710	22,847

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,994,138	6,434,807	6,021,572	6,508,706

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans is recognized in conformity with the Financial Accounting Standards Board (“FASB”) Statement No. 118. There was no impairment of loans or allowance for loan losses related to impaired loans at December 31, 2006. Other nonaccrual loans at December 31, 2006 were approximately $527,000. For the six months ended December 31, 2006, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $21,000.

Interest income from non-accrual loans included in the Company’s interest income amounted to $5,000 for the six months ended December 31, 2006.

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2006:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2006		$2,172
Provision for loan losses		30
Charge-offs	(136)
Recoveries	42

Net (charge-offs)/recoveries		(94)

Balance at December 31, 2006		$2,108

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

At December 31, 2006, we had approximately $63,000 in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $16.8 million of loans-in-process, $9.7 million in unused standby letters of credit and approximately $13.4 million in unused lines of credit.

(9)	Dividend Declaration

On November 30, 2006, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of December 31, 2006 and payable on January 12, 2007.

(10)	Stock Incentive Plans

Under the Bank’s 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan (“MRP”), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of December 31, 2006, there were 30,593 options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the three-month period, 1,633 options were exercised.

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of December 31, 2006, there were 401,778 options and 204,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of December 31, 2006.

	Three Months Ended December 31, 2006
	Shares	Weighted- average exercise price
Outstanding at beginning of period	434,004	$12.98
Granted during the three-month period	—	—
Options exercised	1,633	$3.52
Outstanding at December 31, 2006	432,371	$13.02
Options exercisable at December 31, 2006	191,315	$12.17

The following information applies to options outstanding at December 31, 2006:

Number outstanding	432,371
Range of exercise prices	$3.52 -$13.69
Weighted-average exercise price	$13.02
Weighted-average remaining contractual life	6.6
Number of options remaining for future issuance	296,972

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

Results of Operations for the Three and Six Months Ended December 31, 2006 and 2005

Net Income

Net income was $349,000, or $0.06 per diluted share, for the quarter ended December 31, 2006 compared to net income of $710,000, or $0.11 per diluted share, for the quarter ended December 31, 2005. For the six months ended December 31, 2006, net income was $639,000, or $0.11 per diluted share, compared to $1.5 million, or $0.23 per diluted share, for the comparable period in 2005. The decline in net income for both the three- and six-month periods ended December 31, 2006 was primarily the result of a decline in noninterest income combined with an increase in noninterest expense. The increase in noninterest expense continues to reflect our expansion initiatives during the past year.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$349	$710	$639	$1,495
Net earnings per share, basic	$0.06	$0.11	$0.11	$0.23
Net earnings per share, diluted	$0.06	$0.11	$0.11	$0.23
Return on average assets (annualized)	0.42%	0.94%	0.39%	0.99%
Return on average equity (annualized)	1.86%	3.60%	1.71%	3.74%

Net Interest Income

Net interest income before loan loss provision decreased $33,000, or 1.2%, to $2.8 million for the quarter ended December 31, 2006 from the corresponding quarter in 2005. The interest rate spread and net interest margin for the quarter ended December 31, 2006 were 2.88% and 3.69%, respectively, compared to 3.33% and 4.03% for the same period in 2005. The average yield on interest-earning assets increased 65 basis points to 6.88% while the average volume of earning assets increased $22.4 million, to $304.5 million for the three months ended December 31, 2006 compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 110 basis points to 4.00%, while the average volume of interest-bearing liabilities increased $28.8 million, to $242.7 million for the three months ended December 31, 2006, compared to the same period in 2005.

The following table summarizes changes in interest income and expense for the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,893	$3,870	$1,023	26.4%
Investment securities	280	431	(151)	(35.0)%
Interest-earning deposits	36	67	(31)	(46.3)%
FHLB stock	27	24	3	12.5%

Total interest income	5,236	4,392	844	19.2%
Interest expense:
Deposits	1,815	1,293	522	40.4%
Borrowings	613	258	355	137.6%

Total interest expense	2,428	1,551	877	56.5%

Net interest income	$2,808	$2,841	$(33)	(1.2)%

For the six months ended December 31, 2006, net interest income decreased $98,000, or 1.7%, to $5.6 million. The interest rate spread and net interest margin for the six months ended December 31, 2006 were 2.87% and 3.67%, respectively, compared to 3.35% and 4.04% for the same period in 2005. The average yield on interest-earning assets increased 71 basis points to 6.85% while the average volume of earning assets increased $23.1 million, to $302.9 million for the six months ended December 31, 2006 compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 119 basis points to 3.98%, while the average volume of interest-bearing liabilities increased $31.4 million, to $242.0 million for the six months ended December 31, 2006, compared to the same period in 2005.

The following table summarizes changes in interest income and expense for the six-month periods ended December 31, 2006 and 2005:

	Six Months Ended December 31,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$9,627	$7,514	$2,113	28.1%
Investment securities	593	899	(306)	(34.0)%
Interest-earning deposits	98	129	(31)	(24.0)%
FHLB stock	52	44	8	18.2%

Total interest income	10,370	8,586	1,784	20.8%
Interest expense:
Deposits	3,550	2,494	1,056	42.3%
Borrowings	1,263	437	826	189.0%

Total interest expense	4,813	2,931	1,882	64.2%

Net interest income	$5,557	$5,655	$(98)	(1.7)%

The following table summarizes average balances and average yields and costs:

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$269,631	7.26%	$225,717	6.86%	$265,633	7.25%	$220,292	6.82%
Investment securities	29,035	3.86%	47,008	3.67%	30,345	3.91%	48,988	3.67%
Interest-earning deposits	4,069	3.54%	7,681	3.49%	5,138	3.81%	8,841	2.92%
FHLB stock	1,779	6.07%	1,686	5.69%	1,767	5.89%	1,675	5.25%
Deposits	196,821	3.69%	186,560	2.77%	194,189	3.66%	186,389	2.68%
Borrowings	45,907	5.34%	27,333	3.78%	47,795	5.29%	24,167	3.62%

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

	Three Months 2006 Compared to 2005			Six Months 2006 Compared to 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$787	$236	$1,023	$1,621	$492	$2,113
Mortgage-backed securities	(69)	—	(69)	(145)	—	(145)
Investment securities	(125)	39	(86)	(266)	93	(173)
Municipals	3	1	4	9	3	12
Daily interest-earning deposits and other interest-earning assets	(31)	3	(28)	(177)	154	(23)

Total interest-earning assets	565	279	844	1,042	742	1,784

Interest expense:
Deposits	74	448	522	108	948	1,056
Borrowings	221	134	355	561	265	826

Total interest-bearing liabilities	295	582	877	669	1,213	1,882

Net change in interest income	$270	$(303)	$(33)	$373	$(471)	$(98)

Total interest income increased $844,000, or 19.2%, to $5.2 million for the three months ended December 31, 2006, and increased $1.8 million, or 20.8%, to $10.4 million for the six months ended December 31, 2006. The increase in interest income was primarily due to an increase in both the volume and yield on average loans more than offsetting a decrease in the volume of investment securities.

Interest on loans increased $1.0 million, or 26.4%, to $4.9 million for the three months ended December 31, 2006 and increased $2.1 million, or 28.1%, to $9.6 million for the six months ended December 31, 2006. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial loan portfolio, combined with a higher average yield. The average balance of loans increased $43.9 million, or 19.5%, to $269.6 million for the three months ended December 31, 2006 and increased $45.3 million, or 20.6%, to $265.6 million for the six months ended December 31, 2006. The increase in the average yield on loans was primarily the result of increases in the prime lending rate. The average yield on loans increased 40 basis points, to 7.26%, for the three months ended December 31, 2006 compared to the corresponding period in 2005 and increased 43 basis points, to 7.25% for the six months ended December 31, 2006.

Interest on investment securities decreased $151,000, or 35.0%, to $280,000 for the three months ended December 31, 2006 and decreased $306,000, or 34.0%, to $593,000, for the six months ended December 31, 2006. The decrease for both periods was the result of a decrease in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $18.0 million, to $29.0 million for the three months ended December 31, 2006 and decreased $18.6 million, to $30.3 million for the six months ended December 31, 2006. Proceeds from the sale of investment securities were used to fund growth in the loan portfolio. The average yield on investments increased 19 basis points to 3.86% for the three months ended December 31, 2006 and increased 24 basis points to 3.91% for the six months ended December 31, 2006 compared to the same periods in 2005. Dividends on Federal Home Loan Bank (“FHLB”) stock were $27,000 and $52,000, respectively, for the three- and six-month periods ended December 31, 2006, compared to $24,000 and $44,000 for the comparable periods in 2005. FHLB dividends are paid with additional shares of FHLB stock.

Total interest expense increased $877,000, or 56.5%, to $2.4 million for the three-month period ended December 31, 2006 and increased $1.9 million, or 64.2%, to $4.8 million for the six-month period ended December 31, 2006. The increase for both periods was due to higher rates paid on interest-bearing deposits and higher average balances of both deposits and FHLB advances.

Interest expense on deposits increased $522,000, or 40.4%, to $1.8 million for the three-month period ended December 31, 2006 and increased $1.1 million, or 42.3%, to $3.6 million for the six-month period ended December 31, 2006. The increase for both periods was due to an increase in the average rate paid on deposits combined with an increase in the average balance of deposits. The average rate paid on deposits increased 92 basis points to 3.69% for the three months ended December 31, 2006 and increased 98 basis points to 3.66% for the six months ended December 31, 2006 due to higher rates paid on money market accounts and time deposits. The increase in the rate paid on deposits reflects an increase in short-term market interest rates. The increase in the average balance of deposits was primarily the result of a higher average balance of certificates of deposit. The average balance of certificates of deposit has increased due to promotional rates offered in connection with the opening of our two new full-service offices in addition to customer preference for higher-yielding deposit accounts.

Interest expense on FHLB advances amounted to $613,000 for the three months ended December 31, 2006 compared to $258,000 for the corresponding period in 2005. For the six months ended December 31, 2006, interest expense on FHLB advances was $1.3 million compared to $437,000 for the same period in 2005. The increase for both periods was due to a higher average balance and a higher rate paid. FHLB advances have been utilized as a funding source for supporting loan growth.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs for the three and six month periods ended December 31, 2006 amounted to $66,000 and $94,000, respectively, compared to $47,000 and $59,000 for the comparable periods in 2005. The provision for loan losses totaled $30,000 for both the three and six months ended December 31, 2006 as a result of growth in the loan portfolio, compared to no provision for the comparable periods in 2005. Nonperforming loans totaled $527,000 at December 31, 2006 compared to $498,000 at December 31, 2005.

Noninterest Income

Noninterest income decreased $103,000, or 24.9%, to $310,000 for the three months ended December 31, 2006 compared to $413,000 for the corresponding period in 2005. A loss on sale of investment securities totaling $30,000 was recorded in the three-month period ended December 31, 2006 and included as a component of noninterest income. Gain on sale of foreclosed property was $21,000 for the three months ended December 31, 2006 compared to $83,000 for the same period in 2005. Mortgage origination fee income decreased $29,000, or 22.1%, to $102,000 due to a lower volume of loan originations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2006 compared to the same period in 2005.

	Three Months Ended December 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$17	$—	$17	NM
Mortgage origination fee income	102	131	(29)	(22.1)%
Service charges and fees	127	134	(7)	(5.2)%
Gain (loss) on sale of investment securities, net	(30)	—	(30)	NM
Gain on sale of foreclosed real estate, net	21	83	(62)	(74.7)%
BOLI increase in cash value	53	53	—	0.0%
Other	20	12	8	66.7%

Total noninterest income	$310	$413	$(103)	(24.9)%

Noninterest income decreased $172,000, or 19.8%, to $697,000 for the six months ended December 31, 2006 compared to $869,000 for the corresponding period in 2005. A loss on sale of investment securities totaled $29,000 for the six-month period ended December 31, 2006 compared to $44,000 for the corresponding period in 2005. Gain on sale of foreclosed property was $34,000 for the six months ended December 31, 2006 compared to $160,000 for the same period in 2005. Mortgage origination fee income decreased $65,000, or 20.5%, to $252,000 due to a lower volume of loan originations. Service charge and fee income decreased $23,000, or 8.4%, to $250,000 for the six months ended December 31, 2006 primarily due to a decrease in late charge fee income.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2006 compared to the same period in 2005.

	Six Months Ended December 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$47	$17	$30	176.5%
Mortgage origination fee income	252	317	(65)	(20.5)%
Service charges and fees	250	273	(23)	(8.4)%
Gain (loss) on sale of investment securities, net	(29)	(44)	15	(34.1)%
Gain on sale of foreclosed real estate, net	34	160	(126)	(78.8)%
BOLI increase in cash value	105	106	(1)	(0.9)%
Other	38	40	(2)	(5.0)%

Total noninterest income	$697	$869	$(172)	(19.8)%

Noninterest Expense

Noninterest expense increased $452,000, or 21.7%, to $2.5 million for the three-month period ended December 31, 2006, primarily due to an increase in compensation and benefits expense. Compensation and benefits expense increased $199,000, or 15.3%, to $1.5 million for the three-month period ended December 31, 2006 primarily due to staff additions for our two new branch offices in Hamblen and Knox Counties and our future branch office in Knox County scheduled to open in 2007. There were 94 full-time employees at December 31, 2006 compared to 85 full-time employees at December 31, 2005. Occupancy expense increased $55,000, or 61.1%, to $145,000 and equipment and data processing expense increased $153,000, or 69.9%, to $372,000. The increases in occupancy, equipment and data processing expenses were also the result of our recent expansion activities.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2006 compared to the same period in 2005.

	Three Months Ended December 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Compensation and benefits	$1,498	$1,299	$199	15.3%
Occupancy expense	145	90	55	61.1%
Equipment and data processing expense	372	219	153	69.9%
Deposit insurance premiums	6	7	(1)	(14.3)%
Advertising	65	81	(16)	(19.8)%
REO expense	—	11	(11)	(100.0)%
Other	453	380	73	19.2%

Total noninterest expense	$2,539	$2,087	$452	21.7%

Noninterest expense increased $1.0 million or 25.1%, to $5.2 million for the six-month period ended December 31, 2006, primarily due to an increase in compensation and benefits expense. Compensation and benefits expense increased $461,000, or 17.9%, to $3.0 million for the six-month period ended December 31, 2006 primarily due to staff additions. Advertising expense amounted to $234,000 for the six months ended December 31, 2006 compared to $145,000 for the corresponding period in 2005 as a result of marketing efforts and promotions associated with the opening of our two new branch offices. Occupancy expense increased $105,000, or 53.3%, to $302,000 and equipment and data processing expense increased $257,000, or 56.0%, to $716,000 as a result of our recent expansion activities.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2006 compared to the same period in 2005.

	Six Months Ended December 31,		$ Change	% Change
	2006	2005
	(Dollars in thousands)
Compensation and benefits	$3,041	$2,580	$461	17.9%
Occupancy expense	302	197	105	53.3%
Equipment and data processing expense	716	459	257	56.0%
DIF deposit insurance premiums	12	13	(1)	(7.7)%
Advertising	234	145	89	61.4%
REO expense	8	37	(29)	(78.4)%
Other	892	731	161	22.0%

Total noninterest expense	$5,205	$4,162	$1,043	25.1%

Income Taxes

Income tax expense for the three months ended December 31, 2006 was $200,000 compared to $457,000 for the same period in 2005 due to a lower level of taxable income. For the six months ended December 31, 2006, income tax expense decreased $487,000, or 56.2%, to $380,000 due to lower taxable income.

Financial Condition

Assets

At December 31, 2006, total assets were $330.4 million, an increase of $3.3 million, or 1.0%, compared to $327.1 million at June 30, 2006. The increase in assets was attributable to a $14.4 million increase in loans, funded primarily by an $11.1 million increase in deposits.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $8.2 million at December 31, 2006 compared to $12.0 million at June 30, 2006. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Our investment portfolio consists primarily of federal agency securities with maturities of seven years or less, and municipal securities. Investment securities decreased $4.4 million, or 13.9%, to $27.4 million due primarily to sales of investment securities during the six-month period.

Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $408,000, or $252,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At December 31, 2006

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$23,337	$—	$(338)	$22,999
Municipals	4,493	2	(72)	4,423

Total securities available- for-sale	$27,830	$2	$(410)	$27,422

Weighted-average rate	3.75%

At June 30, 2006

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$28,330	$—	$(827)	$27,503
Municipals	4,502		(160)	4,342

Total securities available- for-sale	$32,832	$—	$(987)	$31,845

Weighted-average rate	3.36%

Loans

Net loans increased $14.4 million, or 5.7%, to $268.5 million at December 31, 2006. Our expansion into the Knoxville, Tennessee market has generated additional lending opportunities, which has resulted in growth in our loan portfolio. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $221.0 million, or 81.5% of gross loans, at December 31, 2006 compared to $209.4 million, or 81.6% of gross loans, at June 30, 2006. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. The largest portion of loan growth occurred in commercial real estate, due to our emphasis on this type of lending. Commercial real estate loans increased $13.8 million, or 17.7%, to $91.3 million at December 31, 2006.

Commercial business loans increased $2.7 million, or 7.7%, to $38.4 million at December 31, 2006. Commercial business loans were 14.2% of gross loans at December 31, 2006 compared to 13.9% of gross loans at June 30, 2006. Most of the commercial business loans that we have originated have rates based on the prime interest rate and will therefore reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $11.6 million and represented 4.3% of total loans at December 31, 2006 compared to $11.5 million, or 4.5% of total loans at June 30, 2006.

Loans receivable, net, are summarized as follows:

	At December 31, 2006		At June 30, 2006		$ Change	% Change
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$74,237	27.4%	$77,415	30.2%	$(3,178)	(4.1)%
Home equity line of credit	4,755	1.8%	5,954	2.3%	(1,199)	(20.1)%
Commercial	91,273	33.7%	77,519	30.2%	13,754	17.7%
Multi-family	8,466	3.1%	7,929	3.1%	537	6.8%
Construction	12,765	4.7%	13,454	5.2%	(689)	(5.1)%
Land	29,507	10.9%	27,133	10.6%	2,374	8.7%

Total real estate loans	221,003	81.5%	209,404	81.6%	11,599	5.5%

Commercial business loans	38,411	14.2%	35,665	13.9%	2,746	7.7%

Consumer loans
Automobile loans	7,999	3.0%	8,458	3.3%	(459)	(5.4)%
Mobile home loans	148	0.1%	234	0.1%	(86)	(36.8)%
Loans secured by deposits	900	0.3%	977	0.4%	(77)	(7.9)%
Other consumer loans	2,557	0.9%	1,854	0.7%	703	37.9%

Total consumer loans	11,604	4.3%	11,523	4.5%	81	0.7%

Total gross loans	271,018	100.0%	256,592	100.0%	14,426	5.6%

Less:
Deferred loan fees, net	(417)		(293)		(124)	42.3%
Allowance for losses	(2,108)		(2,172)		64	(2.9)%

Loans receivable, net	$268,493		$254,127		$14,366	5.7%

Loan Loss Allowance

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the adequacy of the allowance for loan losses on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings.

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

Due to net charge-offs, the allowance for loan losses decreased $94,000 to $2.1 million at December 31, 2006. The provision for loan losses totaled $30,000 for the six months ended December 31, 2006 as a result of growth in the loan portfolio, compared to no provision for the comparable period in 2005. Our allowance for loan losses represented 0.78% of total gross loans at December 31, 2006 compared to 0.85% of total gross loans at June 30, 2006.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$2,144	$2,281	$2,172	$2,293
Provision for loan losses	30	—	30	—
Recoveries	17	40	42	76
Charge-offs	(83)	(87)	(136)	(135)

Net charge-offs	(66)	(47)	(94)	(59)

Allowance at end of period	$2,108	$2,234	$2,108	$2,234

Net charge-offs to average outstanding loans during the period, annualized	0.10%	0.08%	0.07%	0.05%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets were $557,000 at December 31, 2006 compared to $435,000 at June 30, 2006. Nonperforming loans were $527,000 and $345,000 at December 31, 2006 and June 30, 2006, respectively. Foreclosed real estate amounted to $30,000 at December 31, 2006 compared to $74,000 at June 30, 2006. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	December 31, 2006	June 30, 2006
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$317	$296
Commercial business	210	49
Consumer	—	—

Total nonaccrual loans	527	345

Real estate owned	30	74
Other repossessed assets	—	16

Total nonperforming assets	$557	$435

Total nonperforming assets to total assets	0.17%	0.13%
Total nonperforming loans to total loans	0.19%	0.13%
Allowance for loan losses to total nonperforming loans	400.00%	629.57%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2006 was $5.6 million.

Deposits

Total deposits increased $11.1 million, or 5.6%, to $209.9 million at December 31, 2006 primarily as a result of marketing efforts and promotions associated with the opening of our two new full-service offices. Certificates of deposit increased $10.0 million, or 8.0%, to $134.6 million primarily due to promotions and customer preference for higher-yielding accounts. The increase in deposits has provided funding for loan growth and reduced our reliance on FHLB advances during the six months ended December 31, 2006.

	December 31, 2006	June 30, 2006	$ Change	% Change
	(Dollars in thousands)
Non-interest bearing accounts	$11,474	$10,806	$668	6.2%
NOW accounts	17,052	16,408	644	3.9%
Savings accounts	9,597	11,524	(1,927)	(16.7%)
Money market accounts	37,218	35,502	1,716	4.8%
Certificates of deposit	134,554	124,603	9,951	8.0%

	$209,895	$198,843	$11,052	5.6%

Advances and Other Liabilities

FHLB advances decreased $7.1 million to $45.3 million at December 31, 2006. We utilize FHLB cash management overnight advances as a funding source to manage daily liquidity needs. Additional FHLB advances may be utilized in the future to support loan growth.

Stockholders’ Equity

Total equity decreased $317,000, to $74.2 million at December 31, 2006 due primarily to the repurchase of shares in the amount of $1.4 million. Stock repurchases for the three months ended December 31, 2006 totaled 57,562 shares at an average cost of $13.10 per share. On February 24, 2006, the Company announced its third stock repurchase program in which up to 690,261 shares, or 10% of the Company’s outstanding common stock, may be repurchased. At December 31, 2006, 469,361 shares remained eligible for repurchase under the current stock repurchase program. The Company paid a $0.06 per share dividend to shareholders during the quarter ended December 31, 2006 totaling $391,000.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $2.6 million and interest-earning deposits totaled $5.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.4 million at December 31, 2006. In addition, at December 31, 2006, we had arranged the ability to borrow a total of approximately $59.7 million from the FHLB of Cincinnati. In the six-month period ended December 31, 2006, FHLB advances decreased $7.1 million to $45.3 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At December 31, 2006, we had approximately $63,000 in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $16.8 million in loans-in-process, $9.7 million in unused standby letters of credit and approximately $13.4 million in unused lines of credit. We had $101.8 million in certificates of deposit due within one year and $75.3 million in other deposits without specific maturities at December 31, 2006. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We have the ability to attract and retain deposits by adjusting the interest rates offered. We experienced a net increase in total deposits of $11.1 million during the six-month period ended December 31, 2006.

At December 31, 2006, the average liquidity ratio was 11.26% compared to 22.02% at December 31, 2005. The level of liquidity has been reduced as net proceeds from the stock offering have been used for lending, operational growth and expansion activities.

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

For the three months ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at December 31, 2006 and June 30, 2006:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At December 31, 2006
Total Capital
(To Risk Weighted Assets)	$67,374	26.5%	$20,336	≥	8.0%	$25,420	≥	10.0%

Core Capital
(To Tangible Assets)	65,404	20.0%	13,080	≥	4.0%	16,350	≥	5.0%

Tangible Capital
(To Tangible Assets)	65,404	20.0%	4,905	≥	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,404	25.7%	N/A			15,252	≥	6.0%

At June 30, 2006

Total Capital
(To Risk Weighted Assets)	$67,000	27.5%	$19,523	≥	8.0%	$24,404	≥	10.0%

Core Capital
(To Tangible Assets)	65,100	20.1%	12,961	≥	4.0%	16,201	≥	5.0%

Tangible Capital
(To Tangible Assets)	65,100	20.1%	4,860	≥	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,100	26.7%	N/A			14,643	≥	6.0%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2006 through October 31, 2006	7,123	$13.24	7,123	519,800	(1)

Month #2 November 1, 2006 through November 30, 2006	11,306	$13.32	11,306	508,494	(1)

Month #3 December 1, 2006 through December 31, 2006	39,133	$13.01	39,133	469,361	(1)

Total	57,562	$13.10	57,562	469,361

(1)	On February 24, 2006, the Company announced a Stock Repurchase Program under which the Company may repurchase an additional 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 26, 2006. The results of the vote on the matters presented at the meeting is as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Anderson L. Smith	4,843,539	25,054
Dr. Jack E. Campbell	4,791,797	76,796
William F. Young	4,855,221	13,372

2.	The appointment of Craine, Thompson & Jones, P.C. as auditors for the Company for the fiscal year ending June 30, 2007 was ratified by stockholders by the following vote:

For 4,745,627; Against 37,344; Abstain 85,621

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

JEFFERSON BANCSHARES, INC.

February 7, 2007	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

February 7, 2007	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary