Form 10-Q
period 2007-03-31
JEFFERSON BANCSHARES INC
filed 2007-05-10
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At May 10, 2007, the registrant had 6,442,984 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	March 31, 2007	June 30, 2006
	(Unaudited )
Assets

Cash and cash equivalents	$2,779	$3,146
Interest-earning deposits	5,704	8,810
Investment securities classified as available-for-sale, net	27,354	31,845
Federal Home Loan Bank stock	1,796	1,745
Bank owned life insurance	5,649	5,491
Loans receivable, net of allowance for loan losses of $2,048 at March 31, 2007 and $2,172 at June 30, 2006	266,677	254,127
Loans held-for-sale	1,041	1,645
Premises and equipment, net	14,391	11,926
Foreclosed real estate, net	130	74
Accrued interest receivable:
Investments	232	330
Loans receivable	1,363	1,342
Deferred tax asset	1,592	1,986
Other assets	1,078	4,670

Total assets	$329,786	$327,137

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$13,599	$10,806
Interest-bearing	205,333	188,037
Federal Home Loan Bank advances	36,300	52,400
Other liabilities	897	1,295
Accrued income taxes	—	56

Total liabilities	256,129	252,594

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,446,375 shares issued and 6,454,813 shares outstanding at March 31, 2007 and 6,613,557 shares outstanding at June 30, 2006	84	84
Additional paid-in capital	72,660	72,171
Unearned ESOP shares	(5,077)	(5,401)
Unearned compensation	(2,318)	(2,733)
Accumulated other comprehensive income	(202)	(609)
Retained earnings	34,849	34,780
Treasury stock, at cost; 1,991,562 shares at March 31, 2007 and 1,793,091 shares at June 30, 2006	(26,339)	(23,749)

Total stockholders’ equity	73,657	74,543

Total liabilities and stockholders’ equity	$329,786	$327,137

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Interest income:
Interest on loans receivable	$4,895	$4,155	$14,522	$11,669
Interest on investment securities	262	373	855	1,272
Other interest	60	77	210	250

Total interest income	5,217	4,605	15,587	13,191

Interest expense:
Deposits	1,840	1,470	5,390	3,964
Advances from FHLB	541	396	1,804	833

Total interest expense	2,381	1,866	7,194	4,797

Net interest income	2,836	2,739	8,393	8,394
Provision for loan losses	—	—	30	—

Net interest income after provision for loan losses	2,836	2,739	8,363	8,394

Noninterest income:
Dividends from investments	8	12	55	29
Mortgage origination fee income	102	129	354	446
Service charges and fees	133	131	383	404
Loss on sale of investment securities, net	—	(46)	(29)	(90)
Gain on sale of foreclosed real estate, net	1	8	35	168
BOLI increase in cash value	53	49	158	155
Other	27	30	65	70

Total noninterest income	324	313	1,021	1,182

Noninterest expense:
Compensation and benefits	1,485	1,483	4,526	4,063
Occupancy expense	139	108	441	305
Equipment and data processing expense	323	276	1,039	735
Advertising	46	28	280	173
Other	456	391	1,368	1,172

Total noninterest expense	2,449	2,286	7,654	6,448

Earnings before income taxes	711	766	1,730	3,128

Income taxes:
Current	181	218	495	926
Deferred	76	72	142	231

Total income taxes	257	290	637	1,157

Net earnings	$454	$476	$1,093	$1,971

Net earnings per share, basic	$0.07	$0.08	$0.18	$0.31

Net earnings per share, diluted	$0.07	$0.08	$0.18	$0.31

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2007 and 2006 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	1,093	—	1,093
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $253	—	—	—	—	407	—	—	407

Total comprehensive income	—	—	—	—	—	—	—	1,500

Dividends	—	—	—	—	—	(1,173)	—	(1,173)
Dividends used for ESOP payment	—	—	—	—	—	149	—	149
Shares committed to be released by the ESOP	—	97	324	—	—	—	—	421
Stock options expensed	—	199	—	—	—	—	—	199
Earned portion of stock grants	—	—	—	415	—	—	—	415
MRP Vesting	—	(13)	—	—	—	—	—	(13)
Exercise of options	—	160	—	—	—	—	—	160
Tax benefit from exercise of nonqualifying stock options	—	46	—	—	—	—	—	46
Purchase of common stock (198,471 shares)	—	—	—	—	—	—	(2,590)	(2,590)

Balance at March 31, 2007	$84	$72,660	$(5,077)	$(2,318)	$(202)	$34,849	$(26,339)	$73,657

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2005	$84	$71,694	$(5,833)	$(3,232)	$(155)	$34,069	$(14,599)	$82,028

Comprehensive income:
Net earnings	—	—	—	—	—	1,971	—	1,971
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(250)	—	—	—	—	(403)	—	—	(403)

Total comprehensive income	—	—	—	—	—	—	—	1,568

Dividends	—	—	—	—	—	(1,245)	—	(1,245)
Dividends used for ESOP payment	—	—	—	—	—	157	—	157
Shares committed to be released by the employee stock ownership plan	—	104	324	—	—	—	—	428
Stock options expensed	—	199	—	—	—	—	—	199
Tax benefit from exercise of nonqualifying stock options	—	—	—	—	—	—	—	—
Earned portion of stock grants	—	—	—	359	—	—	—	359
Exercise of options	—	49	—	—	—	—	—	49
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Purchase of common stock (605,899 shares)	—	—	—	—	—	—	(8,074)	(8,074)

Balance at March 31, 2006	$84	$72,071	$(5,509)	$(2,873)	$(558)	$34,952	$(22,673)	$75,494

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,093	$1,971
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	421	428
Depreciation and amortization expense	392	202
Amortization of premiums (discounts), net on investment securities	11	23
Provision for loan losses	30	—
Loss on sale of investment securities and mortgage-backed securities, net	29	106
(Gain) on sale of equity investments	—	(16)
FHLB stock dividends	(52)	(68)
Amortization of deferred loan fees, net	(113)	(95)
(Gain) on sale of foreclosed real estate, net	(35)	(168)
Deferred tax benefit	142	231
Tax benefit from stock options and MRP	46	25
Originations of mortgage loans held for sale	(38,359)	(41,998)
Proceeds from sale of mortgage loans	38,963	44,030
Increase in cash value of life insurance	(158)	(155)
Earned portion of MRP	415	359
Stock options expensed	199	199
Decrease (increase) in:
Accrued interest receivable	77	(6)
Other assets	3,592	41
Increase (decrease) in other liabilities and accrued income taxes	(283)	8

Net cash provided by (used for) operating activities	6,410	5,117

Cash flows used for investing activities:
Loan originations, net of principal collections	(12,388)	(31,579)
Investment securities classified as available for sale:
Purchased	—	(1,246)
Proceeds from sale	3,965	11,527
Proceeds from maturity	1,145	200
Return of principal on mortgage-backed securities	—	2,201
Purchase of premises and equipment	(2,857)	(3,410)
Proceeds from sale of (additions to) foreclosed real estate, net	41	345

Net cash provided by (used for) investing activities	(10,094)	(21,962)

Cash flows from financing activities:
Net increase (decrease) in deposits	20,089	2,173
Proceeds from advances from FHLB	63,500	40,000
Repayment of FHLB advances	(79,600)	(18,000)
Purchase of treasury stock	(2,590)	(8,074)
Dividends paid	(1,348)	(1,572)
Proceeds from exercise of stock options	160	50

Net cash provided by (used for) financing activities	211	14,577

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(3,473)	(2,268)
Cash, cash equivalents and interest-earning deposits at beginning of period	11,956	11,027

Cash, cash equivalents and interest-earning deposits at end of period	$8,483	$8,759

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$5,390	$3,964
Interest on FHLB advances	1,804	833
Income taxes	570	1,135
Real estate acquired in settlement of loans	90	454

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

	Weighted-Average Shares Outstanding for the Three Months Ended March 31,		Weighted-Average Shares Outstanding for the Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic earnings per common share	5,958,765	6,227,668	5,997,108	6,422,164
Effect of dilutive stock options	—	20,436	—	18,193

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,958,765	6,248,104	5,997,108	6,440,357

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans having a recorded investment of $99,000 at March 31, 2007 is recognized in conformity with the Financial Accounting Standards Board (“FASB”) Statement No. 118. The total allowance for loan losses related to these loans was $38,000 at March 31, 2007. Other nonaccrual loans at March 31, 2007 were approximately $234,000. Interest income from non-accrual loans included in the Company’s interest income amounted to $5,000 for the nine months ended March 31, 2007.

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2007:

Allowance for Loan Losses
(Dollars in thousands)
Balance at June 30, 2006	$2,172
Provision for loan losses	30
Charge-offs	(229)
Recoveries	75

Net (charge-offs)/recoveries	(154)

Balance at March 31, 2007	$2,048

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

At March 31, 2007, we had approximately $1.2 million in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $16.8 million of loans-in-process, $9.9 million in unused standby letters of credit and approximately $14.2 million in unused lines of credit.

(9)	Dividend Declaration

On March 1, 2007, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of March 31, 2007 and payable on April 13, 2007.

(10)	Stock Incentive Plans

Under the Bank’s 1995 Stock Option Plan and the 1995 Management Recognition and Development Plan (“MRP”), the Company issued a combined total of 179,176 shares to officers, employees and non-employee directors. Both plans vested pro-rata over a five-year period, with the Stock Option Plan having an expiration date of April 1, 2007. As of March 31, 2007, there were no options outstanding and no remaining shares available for grant under the 1995 Stock Option Plan. During the three-month period ended March 31, 2007, 30,593 options were exercised.

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of March 31, 2007, there were 401,778 options and 204,711 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of March 31, 2007.

	Three Months Ended March 31, 2007
	Shares	Weighted- average exercise price
Outstanding at beginning of period	432,371	$13.02
Granted during the three-month period	—	—
Options exercised	30,593	$4.17
Outstanding at March 31, 2007	401,778	$13.69

Options exercisable at March 31, 2007	241,083	$13.69

The following information applies to options outstanding at March 31, 2007:

Number outstanding	401,778
Weighted-average exercise price	$13.69
Weighted-average remaining contractual life	6.84
Number of options remaining for future issuance	296,972

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

Results of Operations for the Three and Nine Months Ended March 31, 2007 and 2006

Net Income

Net income was $454,000, or $0.07 per diluted share, for the three months ended March 31, 2007 compared to net income of $476,000, or $0.08 per diluted share, for the quarter ended March 31, 2006. For the nine months ended March 31, 2007, net income was $1.1 million, or $0.18 per diluted share, compared to $2.0 million, or $0.31 per diluted share, for the comparable period in 2006. The decline in net income for both the three- and nine-month periods ended March 31, 2007 was primarily the result of an increase in noninterest expense. The increase in noninterest expense continues to reflect our expansion initiatives in the Knoxville region during the past year.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$454	$476	$1,093	$1,971
Net earnings per share, basic	$0.07	$0.08	$0.18	$0.31
Net earnings per share, diluted	$0.07	$0.08	$0.18	$0.31
Return on average assets (annualized)	0.55%	0.61%	0.44%	0.86%
Return on average equity (annualized)	2.46%	2.49%	1.96%	3.33%

Net Interest Income

Net interest income before loan loss provision increased $97,000, or 3.5%, to $2.8 million for the three months ended March 31, 2007 from the corresponding period in 2006. The interest rate spread and net interest margin for the three months ended March 31, 2007 were 2.94% and 3.74%, respectively, compared to 3.04% and 3.80% for the same period in 2006. The average yield on interest-earning assets increased 50 basis points to 6.88% while the average volume of earning assets increased $14.8 million, to $303.4 million for the three months ended March 31, 2007 compared to the same period in 2006. The average rate paid on interest-bearing liabilities increased 59 basis points to 3.93%, while the average volume of interest-bearing liabilities increased $18.8 million, to $242.1 million for the three months ended March 31, 2007, compared to the same period in 2006.

The following table summarizes changes in interest income and expense for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,895	$4,155	$740	17.8%
Investment securities	262	373	(111)	(29.8%)
Interest-earning deposits	32	53	(21)	(39.6%)
FHLB stock	28	24	4	16.7%

Total interest income	5,217	4,605	612	13.3%
Interest expense:
Deposits	1,840	1,470	370	25.2%
Borrowings	541	396	145	36.6%

Total interest expense	2,381	1,866	515	27.6%

Net interest income	$2,836	$2,739	$97	3.5%

For the nine months ended March 31, 2007, net interest income remained unchanged at $8.4 million from the comparable period in 2006. The interest rate spread and net interest margin for the nine months ended March 31, 2007 were 2.89% and 3.69%, respectively, compared to 3.24% and 3.96% for the same period in 2006. The average yield on interest-earning assets increased 64 basis points to 6.86% while the average volume of earning assets increased $20.4 million, to $303.1 million for the nine months ended March 31, 2007 compared to the same period in 2006. The average rate paid on interest-bearing liabilities increased 99 basis points to 3.96%, while the average volume of interest-bearing liabilities increased $27.2 million, to $242.0 million for the nine months ended March 31, 2007, compared to the same period in 2006.

The following table summarizes changes in interest income and expense for the nine-month periods ended March 31, 2007 and 2006:

	Nine Months Ended March 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$14,522	$11,669	$2,853	24.4%
Investment securities	855	1,272	(417)	(32.8%)
Interest-earning deposits	130	182	(52)	(28.6%)
FHLB stock	80	68	12	17.6%

Total interest income	15,587	13,191	2,396	18.2%
Interest expense:
Deposits	5,390	3,964	1,426	36.0%
Borrowings	1,804	833	971	116.6%

Total interest expense	7,194	4,797	2,397	50.0%

Net interest income	$8,393	$8,394	$(1)	(0.0%)

The following table summarizes average balances and average yields and costs:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$269,981	7.25%	$239,795	6.93%	$267,082	7.25%	$226,793	6.86%
Investment securities	27,272	3.84%	40,047	3.73%	29,321	3.89%	46,008	3.69%
Interest-earning deposits	4,364	2.93%	7,111	2.98%	4,939	3.51%	8,264	2.94%
FHLB stock	1,806	6.20%	1,712	5.61%	1,780	5.99%	1,687	5.37%
Deposits	199,961	3.68%	185,588	3.17%	196,113	3.66%	186,122	2.84%
Borrowings	42,133	5.14%	37,666	4.21%	45,907	5.24%	28,667	3.87%

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

	Three Months Ended March 31, 2007 Compared to 2006			Nine Months Ended March 31, 2007 Compared to 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$541	$199	$740	$2,162	$691	$2,853
Investment securities	(139)	28	(111)	(540)	123	(417)
Daily interest-earning deposits and other interest-earning assets	(19)	2	(17)	(106)	66	(40)

Total interest-earning assets	383	229	612	1,516	880	2,396

Interest expense:
Deposits	120	250	370	223	1,203	1,426
Borrowings	50	95	145	612	359	971

Total interest-bearing liabilities	170	345	515	835	1,562	2,397

Net change in interest income	$213	$(116)	$97	$681	$(682)	$(1)

Total interest income increased $612,000, or 13.3%, to $5.2 million for the three months ended March 31, 2007, and increased $2.4 million, or 18.2%, to $15.6 million for the nine months ended March 31, 2007. The increase in interest income was the result of growth in the average balance of loans combined with an increase in interest rates.

Interest on loans increased $740,000, or 17.8%, to $4.9 million for the three months ended March 31, 2007 and increased $2.9 million, or 24.4%, to $14.5 million for the nine months ended March 31, 2007. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial loan portfolio, combined with a higher average yield. The average balance of loans increased $30.2 million, or 12.6%, to $270.0 million for the three months ended March 31, 2007 and increased $40.3 million, or 17.8%, to $267.1 million for the nine months ended March 31, 2007. The increase in the average yield on loans was primarily the result of increases in the prime lending rate. The average yield on loans increased 32 basis points, to 7.25%, for the three months ended March 31, 2007 and increased 39 basis points, to 7.25%, for the nine months ended March 31, 2007 compared to the corresponding periods in 2006.

Interest on investment securities decreased $111,000, or 29.8%, to $262,000 for the three months ended March 31, 2007 and decreased $417,000, or 32.8%, to $855,000, for the nine months ended March 31, 2007. The decrease for both periods was the result of a decrease in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $12.8 million, to $27.3 million for the three months ended March 31, 2007 and decreased $16.7 million, to $29.3 million for the nine months ended March 31, 2007. Proceeds from the sale of investment securities were used to fund growth in the loan portfolio. The average yield on investments increased 11 basis points to 3.84% for the three months ended March 31, 2007 and increased 20 basis points to 3.89% for the nine months ended March 31, 2007 compared to the same periods in 2006.

Total interest expense increased $515,000, or 27.6%, to $2.4 million for the three-month period ended March 31, 2007 and increased $2.4 million, or 50.0%, to $7.2 million for the nine-month period ended March 31, 2007. The increase for both periods was due to higher average balances of both deposits and FHLB advances combined with higher interest rates.

Interest expense on deposits increased $370,000, or 25.2%, to $1.8 million for the three-month period ended March 31, 2007 and increased $1.4 million, or 36.0%, to $5.4 million for the nine-month period ended March 31, 2007. The increase for both periods was due to an increase in the average balance of deposits combined with an increase in the rate paid on money market accounts and time deposits. The average rate paid on deposits increased 51 basis points to 3.68% for the three months ended March 31, 2007 and increased 82 basis points to 3.66% for the nine months ended March 31, 2007. The increase in the rate paid on deposits reflects an increase in short-term market interest rates. The increase in the average balance of deposits was primarily the result of marketing efforts, promotions and certificate of deposit specials.

Interest expense on FHLB advances amounted to $541,000 for the three months ended March 31, 2007 compared to $396,000 for the corresponding period in 2006. For the nine months ended March 31, 2007, interest expense on FHLB advances was $1.8 million compared to $833,000 for the same period in 2006. The increase for both periods was due to a higher average balance and higher interest rates. FHLB advances have been utilized as a funding source for supporting loan growth.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs for the three and nine month periods ended March 31, 2007 amounted to $60,000 and $154,000, respectively, compared to $43,000 and $102,000 for the comparable periods in 2006. The provision for loan losses totaled $30,000 for the nine months ended March 31, 2007 as a result of growth in the loan portfolio, compared to no provision for the comparable period in 2006. Nonperforming loans totaled $333,000 at March 31, 2007 compared to $62,000 at March 31, 2006.

Noninterest Income

Noninterest income increased $11,000, or 3.5%, to $324,000 for the three months ended March 31, 2007 compared to $313,000 for the corresponding period in 2006. There was no loss on sale of investment securities recorded in the three-month period ended March 31, 2007 compared to a loss of $46,000 for the comparable period in 2006. Mortgage origination fee income decreased $27,000, or 20.9%, to $102,000 in the three months ended March 31, 2007 due to a lower volume of loan originations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2007 compared to the same period in 2006.

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$8	$12	$(4)	(33.3%)
Mortgage origination fee income	102	129	(27)	(20.9%)
Service charges and fees	133	131	2	1.5%
Loss on sale of investment securities, net	—	(46)	46	(100.0%)
Gain on sale of foreclosed real estate, net	1	8	(7)	(87.5%)
BOLI increase in cash value	53	49	4	8.2%
Other	27	30	(3)	(10.0%)

Total noninterest income	$324	$313	$11	3.5%

Noninterest income decreased $161,000, or 13.6%, to $1.0 million for the nine months ended March 31, 2007 compared to $1.2 for the corresponding period in 2006. Loss on sale of investment securities totaled $29,000 for the nine-month period ended March 31, 2007 compared to $90,000 for the corresponding period in 2006. Gain on sale of foreclosed property was $35,000 for the nine months ended March 31, 2007 compared to $168,000 for the same period in 2006. Mortgage origination fee income decreased $92,000, or 20.6%, to $354,000 in the nine months ended March 31, 2007 due to a lower volume of loan originations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2007 compared to the same period in 2006.

	Nine Months Ended March 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$55	$29	$26	89.7%
Mortgage origination fee income	354	446	(92)	(20.6%)
Service charges and fees	383	404	(21)	(5.2%)
Loss on sale of investment securities, net	(29)	(90)	61	(67.8%)
Gain on sale of foreclosed real estate, net	35	168	(133)	(79.2%)
BOLI increase in cash value	158	155	3	1.9%
Other	65	70	(5)	(7.1%)

Total noninterest income	$1,021	$1,182	$(161)	(13.6%)

Noninterest Expense

Noninterest expense increased $163,000, or 7.1%, to $2.4 million for the three-month period ended March 31, 2007, primarily due to an increase in occupancy expense and equipment and data processing expense. Occupancy expense increased $31,000, or 28.7%, to $139,000 and equipment and data processing expense increased $47,000, or 17.0%, to $323,000. The increases in occupancy expense and equipment and data processing expense were related to the operations of two additional full-service offices in Hamblen and Knox Counties.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2007 compared to the same period in 2006.

	Three Months Ended March 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Compensation and benefits	$1,485	$1,483	$2	0.1%
Occupancy expense	139	108	31	28.7%
Equipment and data processing expense	323	276	47	17.0%
Advertising	46	28	18	64.3%
Other	456	391	65	16.6%

Total noninterest expense	$2,449	$2,286	$163	7.1%

Noninterest expense increased $1.2 million, or 18.7%, to $7.7 million for the nine-month period ended March 31, 2007, primarily due to an increase in compensation and benefits expense. Compensation and benefits expense increased $463,000, or 11.4%, to $4.5 million for the nine-month period ended March 31, 2007 primarily due to staff additions. Advertising expense amounted to $280,000 for the nine months ended March 31, 2007 compared to $173,000 for the corresponding period in 2006 as a result of marketing efforts and promotions. Occupancy expense increased $136,000, or 44.6%, to $441,000 and equipment and data processing expense increased $304,000, or 41.4%, to $1.0 million as a result of our recent expansion activities.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2007 compared to the same period in 2006.

	Nine Months Ended March 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Compensation and benefits	$4,526	$4,063	$463	11.4%
Occupancy expense	441	305	136	44.6%
Equipment and data processing expense	1,039	735	304	41.4%
Advertising	280	173	107	61.8%
Other	1,368	1,172	196	16.7%

Total noninterest expense	$7,654	$6,448	$1,206	18.7%

Income Taxes

Income tax expense for the three months ended March 31, 2007 was $257,000 compared to $290,000 for the same period in 2006 due to a lower level of taxable income. For the nine months ended March 31, 2007, income tax expense decreased $520,000, or 44.9%, to $637,000 due to lower taxable income.

Financial Condition

Assets

At March 31, 2007, total assets were $329.8 million, an increase of $2.6 million, or 1.0%, compared to $327.1 million at June 30, 2006. The increase in assets was attributable to a $12.6 million increase in loans, funded primarily by a $20.1 million increase in deposits.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $8.5 million at March 31, 2007 compared to $12.0 million at June 30, 2006. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Our investment portfolio consists primarily of federal agency securities with maturities of seven years or less, and municipal securities. Investment securities decreased $4.5 million, or 14.1%, to $27.4 million due primarily to sales of investment securities during the nine-month period. Proceeds from the sale of investments were used to fund loan growth during the period. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $327,000, or $202,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At March 31, 2007

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$23,338	$—	$(258)	$23,080
Municipals	4,343	2	(71)	4,274

Total securities available-for-sale	$27,681	$2	$(329)	$27,354

Weighted-average rate	3.78%

At June 30, 2006

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$28,330	$—	$(827)	$27,503
Municipals	4,502	—	(160)	4,342

Total securities available-for-sale	$32,832	$—	$(987)	$31,845

Weighted-average rate	3.36%

Loans

Net loans increased $12.6 million, or 4.9%, to $266.7 million at March 31, 2007. Our expansion into the Knoxville, Tennessee market has generated additional lending opportunities, which has resulted in growth in our loan portfolio. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $218.5 million, or 81.2% of total loans, at March 31, 2007 compared to $209.4 million, or 81.6% of total loans, at June 30, 2006. The largest portion of loan growth occurred in commercial real estate, due to our emphasis on this type of lending, particularly in the Knoxville market. Commercial real estate loans increased $8.3 million, or 10.7%, to $85.8 million at March 31, 2007. In addition, commercial business loans increased $4.5 million, or 12.7%, to $40.2 million at March 31, 2007, while consumer loans decreased $1.2 million, or 10.0%, to $10.4. The decline in consumer loans was largely attributable to a decrease in automobile loans.

Loans receivable, net, are summarized as follows:

	At March 31, 2007		At June 30, 2006
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$71,847	26.7%	$77,415	30.2%	$(5,568)	(7.2%)
Home equity lines of credit	4,975	1.8%	5,954	2.3%	(979)	(16.4%)
Commercial	85,812	31.9%	77,519	30.2%	8,293	10.7%
Multi-family	8,033	3.0%	7,929	3.1%	104	1.3%
Construction	17,086	6.3%	13,454	5.2%	3,632	27.0%
Land	30,772	11.4%	27,133	10.6%	3,639	13.4%

Total real estate loans	218,525	81.2%	209,404	81.6%	9,121	4.4%

Commercial business loans	40,206	14.9%	35,665	13.9%	4,541	12.7%

Consumer loans
Automobile loans	7,086	2.6%	8,458	3.3%	(1,372)	(16.2%)
Mobile home loans	121	0.0%	234	0.1%	(113)	(48.3%)
Loans secured by deposits	926	0.3%	977	0.4%	(51)	(5.2%)
Other consumer loans	2,238	0.8%	1,854	0.7%	384	20.7%

Total consumer loans	10,371	3.9%	11,523	4.5%	(1,152)	(10.0%)

Total gross loans	269,102	100.0%	256,592	100.0%	12,510	4.9%

Less:
Deferred loan fees, net	(377)		(293)		(84)	28.7%
Allowance for losses	(2,048)		(2,172)		124	(5.7%)

Loans receivable, net	$266,677		$254,127		$12,550	4.9%

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

Due to net charge-offs, the allowance for loan losses decreased $154,000 to $2.0 million at March 31, 2007. The provision for loan losses totaled $30,000 for the nine months ended March 31, 2007 as a result of growth in the loan portfolio, compared to no provision for the comparable period in 2006. Our allowance for loan losses represented 0.76% of total loans at March 31, 2007 compared to 0.85% of total loans at June 30, 2006.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$2,108	$2,234	$2,172	$2,293
Provision for loan losses	—	—	30	—
Recoveries	32	49	75	125
Charge-offs	(92)	(92)	(229)	(227)

Net charge-offs	(60)	(43)	(154)	(102)

Allowance at end of period	$2,048	$2,191	$2,048	$2,191

Net charge-offs to average outstanding loans during the period, annualized	0.09%	0.07%	0.08%	0.06%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets were $467,000 at March 31, 2007 compared to $435,000 at June 30, 2006. Nonperforming loans were $333,000 and $345,000 at March 31, 2007 and June 30, 2006, respectively. Foreclosed real estate amounted to $130,000 at March 31, 2007 compared to $74,000 at June 30, 2006. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	March 31, 2007	June 30, 2006
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$333	$296
Commercial business	—	49
Consumer	—	—

Total nonaccrual loans	333	345
Real estate owned	130	74
Other repossessed assets	4	16

Total nonperforming assets	$467	$435

Total nonperforming assets to total assets	0.14%	0.13%
Total nonperforming loans to total loans	0.12%	0.13%
Allowance for loan losses to total nonperforming loans	615.02%	629.57%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2007 was $5.6 million.

Deposits

Total deposits increased $20.1 million, or 10.1%, to $218.9 million at March 31, 2007 primarily as a result of marketing efforts, promotions and certificate of deposit specials. Certificates of deposit increased $12.7 million, or 10.2%, to $137.3 million primarily due to promotions and customer preference for higher-yielding accounts. The increase in deposits has reduced our reliance on FHLB advances during the nine months ended March 31, 2007.

	March 31, 2007	June 30, 2006	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$13,599	$10,806	$2,793	25.8%
NOW accounts	17,019	16,408	611	3.7%
Savings accounts	10,010	11,524	(1,514)	(13.1%)
Money market accounts	40,992	35,502	5,490	15.5%
Certificates of deposit	137,312	124,603	12,709	10.2%

	$218,932	$198,843	$20,089	10.1%

Advances and Other Liabilities

FHLB advances decreased $16.1 million to $36.3 million at March 31, 2007. We utilize FHLB advances as a funding source to support loan growth and to manage daily liquidity needs. Additional FHLB advances may be utilized in the future to fund continued loan growth.

Stockholders’ Equity

Total equity decreased $886,000, to $73.7 million at March 31, 2007 due primarily to the repurchase of shares in the amount of $2.6 million. Stock repurchases for the three months ended March 31, 2007 totaled 93,558 shares at an average cost of $12.86 per share. On February 24, 2006, the Company announced its third stock repurchase program in which up to 690,261 shares of the Company’s outstanding common stock, may be repurchased. At March 31, 2007, 375,803 shares remained eligible for repurchase under the current stock repurchase program. The Company paid a $0.06 per share dividend to shareholders during the quarter ended March 31, 2007 totaling $387,000.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $2.8 million and interest-earning deposits totaled $5.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.4 million at March 31, 2007. In addition, at March 31, 2007, our advances agreement with the FHLB provides us with the ability to borrow a total of approximately $56.1 million from the FHLB of Cincinnati. In the nine-month period ended March 31, 2007, FHLB advances decreased $16.1 million to $36.3 million due to the growth in deposits.

We anticipate that we will have sufficient funds available to meet current loan commitments. At March 31, 2007, we had approximately $1.2 million in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $16.8 million in loans-in-process, $9.9 million in unused standby letters of credit and approximately $14.2 million in unused lines of credit. We had $108.1 million in certificates of deposit due within one year and $81.6 million in other deposits without specific maturities at March 31, 2007. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We have the ability to attract and retain deposits by adjusting the interest rates offered. We experienced a net increase in total deposits of $20.1 million during the nine-month period ended March 31, 2007.

At March 31, 2007, the average liquidity ratio was 11.81% compared to 18.55% at March 31, 2006. The level of liquidity has been reduced as net proceeds from the stock offering have been used for lending, operational growth and expansion activities.

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

For the three months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at March 31, 2007 and June 30, 2006:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At March 31, 2007

Total Capital
(To Risk Weighted Assets)	$67,138	26.4%	$20,361	>	8.0%	$25,451	>	10.0%

Core Capital
(To Tangible Assets)	65,265	19.9%	13,090	>	4.0%	16,362	>	5.0%

Tangible Capital
(To Tangible Assets)	65,265	19.9%	4,909	>	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,265	25.6%	N/A			15,271	>	6.0%

At June 30, 2006
Total Capital
(To Risk Weighted Assets)	$67,000	27.5%	$19,523	>	8.0%	$24,404	>	10.0%

Core Capital
(To Tangible Assets)	65,100	20.1%	12,961	>	4.0%	16,201	>	5.0%

Tangible Capital
(To Tangible Assets)	65,100	20.1%	4,860	>	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,100	26.7%	N/A			14,643	>	6.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
January 1, 2007 through January 31, 2007	46,991	$12.95	46,991	422,370	(1)

Month #2
February 1, 2007 through February 28, 2007	15,546	$12.88	15,546	406,824	(1)

Month #3
March 1, 2007 through March 31, 2007	31,021	$12.71	31,021	375,803	(1)

Total	93,558	$12.86	93,558	375,803

(1)	On February 24, 2006, the Company announced a Stock Repurchase Program under which the Company may repurchase an additional 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

May 10, 2007	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 10, 2007	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary