Form 10-K
period 2007-06-30
JEFFERSON BANCSHARES INC
filed 2007-09-13
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $76,499,000, based upon the closing price ($13.02 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2006).

The number of shares outstanding of the registrant’s common stock as of August 31, 2007 was 6,394,955.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders

are incorporated by reference in Part III of this Form 10-K.

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

General

Jefferson Bancshares, Inc. (also referred to as the “Company” or “Jefferson Bancshares”) is the holding company for Jefferson Federal Bank (referred to as the “Bank” or “Jefferson Federal”).

Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Jefferson Federal operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market area. Jefferson Federal attracts deposits from the general public and uses those funds to originate loans, most of which it holds for investment.

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

Market Area

We are headquartered in Morristown, Tennessee, which is situated approximately 40 miles northeast of Knoxville, Tennessee in the northeastern section of the state. We consider Hamblen County, with an estimated 2006 population of approximately 61,000, and its contiguous counties to be our primary market area. The economy of our market area is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the average monthly unemployment rate in Hamblen County has decreased from 5.9% for 2005 to 5.7% for 2006, which was slightly above both the state and national averages.

We began expansion into the Knoxville, Tennessee market in January 2005 with the opening of a lending office. We opened a full-service branch in Knoxville in mid-2006 and opened a second full-service branch office in July 2007. Knoxville’s population is approximately 178,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The average monthly unemployment rate for the Knoxville metropolitan statistical area has decreased from 4.4% for 2005 to 4.1% for 2006, which was below both the national and state averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 23.4% of the deposits in Hamblen County, which is the second largest market share out of nine financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We expect to continue to face significant competition in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Federal law permits affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. Our loan portfolio consists of a variety of mortgage, commercial and consumer loans. As a community-oriented financial institution, we try to meet the borrowing needs of consumers and businesses in our market area. Mortgage loans constitute a significant majority of the portfolio, and commercial mortgage loans are the largest segment in that category.

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

Historically, we have not emphasized the origination of loans that conform to guidelines for sale in the secondary mortgage market. However, beginning in January 2005, we began originating loans for the secondary mortgage market. Loans are sold without recourse and on a servicing-related basis. We generally do not make conventional loans with loan-to-value ratios exceeding 85% and generally make loans with a loan-to-value ratio in excess of 85% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 90% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans in excess of $100,000 to be appraised by a board-approved appraiser. We require title insurance on all mortgage loans in excess of $25,000. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

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

We originate both fixed- and adjustable-rate loans secured by commercial and multi-family real estate with terms up to 20 years. Fixed-rate loans have provisions that allow us to call the loan after five years. Adjustable-rate loans are based on prime and adjust monthly. Loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. When the borrower is a corporation, partnership or other entity, we generally require personal guarantees from significant equity holders. Currently, it is our philosophy to originate commercial real estate loans only to borrowers known to us and on properties in or near our market area.

At June 30, 2007, loans with principal balances of $500,000 or more secured by commercial real estate totaled $62.0 million, or 71.4% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $4.4 million, or 54.1% of multifamily loans. At June 30, 2007, all of these loans were performing in accordance with their terms.

Construction Loans. We originate loans to finance the construction of one-to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2007, $12.4 million of our construction loans was for the construction of one- to four-family homes and $9.2 million was for the construction of commercial or multi-family real estate. We principally finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $350,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

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

At June 30, 2007, our largest land loan had an outstanding balance of $4.3 million and was secured by commercial real estate. At June 30, 2007, loans with principal balances of $500,000 or more secured by unimproved property totaled $13.1 million, or 38.9% of land loans. All of these loans were performing in accordance with their terms at that date.

Commercial Business Loans. We extend commercial business loans on an unsecured and secured basis. Secured loans generally are collateralized by industrial/commercial machinery and equipment, livestock, farm machinery and, to a lesser extent, accounts receivable and inventory. We originate both fixed- and adjustable-rate commercial loans with terms up to 15 years. Fixed-rate loans have provisions that allow us to call the loan after five years. Adjustable-rate loans are based on prime and adjust monthly. Where the borrower is a corporation, partnership or other entity, we generally require personal guarantees from significant equity holders.

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

Loan Originations. All of our portfolio loans are originated by in-house lending officers and are underwritten and processed in-house. We rely on advertising, referrals from realtors and customers, and personal contact by our staff to generate loan originations. We occasionally purchase participation interests in commercial real estate loans through other financial institutions in our market area.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2007, our regulatory limit on loans to one borrower was $10.1 million. At that date, our largest lending relationship was $9.4 million and consisted of multiple commercial real estate and commercial business loans. These loans were performing according to their original repayment terms at June 30, 2007.

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

At June 30, 2007, our investment portfolio consisted of federal agency debt securities with maturities of seven years or less and municipal bonds with maturities of 20 years or less.

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

The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of a member’s assets. The availability of Federal Home Loan Bank advances to each borrower is based on the financial condition and the degree of security provided to collateralize borrowings.

Personnel

As of June 30, 2007, we had 90 full-time employees and five part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2007. The executive officers of Jefferson Federal are:

Name	Age	Position
Anderson L. Smith	59	President and Chief Executive Officer
Douglas H. Rouse	54	Senior Vice President
Jane P. Hutton	48	Vice President and Chief Financial Officer
Eric S. McDaniel	36	Vice President and Senior Operations Officer
Janet J. Ketner	54	Executive Vice President of Retail Banking
Charles G. Robinette	62	Chairman–Knoxville Region
Anthony J. Carasso	48	President–Knoxville Region

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services—East Tennessee Metro, First Tennessee Bank National Association. Age 59. Director since 2002.

Jane P. Hutton has been Treasurer and Secretary of Jefferson Bancshares since March 2003 and Vice President and Chief Financial Officer of Jefferson Federal since July 2002. Ms. Hutton was named Chief Financial Officer of Jefferson Bancshares in connection with the consummation of the Conversion on July 1, 2003. From June 1999 until July 2002, Ms. Hutton served as Assistant Financial Analyst. Age 48.

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President. Age 54.

Eric S. McDaniel has been Vice President and Senior Operations Officer of Jefferson Federal since July 2002. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor. Age 36.

Janet J. Ketner has been Executive Vice President of Retail Banking since January 2006. Prior to joining Jefferson Federal, Ms. Ketner was Executive Vice President of First Tennessee Bank for Morristown, Dandridge and Greeneville, Tennessee. Age 54.

Charles G. Robinette has been the Chairman of Jefferson Federal’s Knoxville Region since January 2005. Prior to joining Jefferson Federal, Mr. Robinette was the Chairman and Chief Executive Officer of the East Tennessee/Southeast Kentucky Region of Union Planters National Bank since 1997. Age 62.

Anthony J. Carasso has been the President of Jefferson Federal’s Knoxville Region since January 2005. In 1999, Mr. Carasso was Chief Executive Officer and President of Union Planters in Murfreesboro, Tennessee. Since then, he has been President of two other Union Planters Banks, one in Somerset, Kentucky as well as Harriman, Tennessee. During his tenure in Harriman, he had a dual role as an Area Sales Manager managing 22 branches in 11 communities. Age 48.

Subsidiaries

We have one subsidiary, JFB Service Corporation, which has an ownership interest in Bankers Title of East Tennessee, LLC, a title insurance agency. Our subsidiary also has a small investment in a credit life reinsurance company and holds Banker’s Bank stock.

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

Holding Company Regulation

Jefferson Bancshares is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Jefferson Bancshares, was not generally restricted as to the types of business activities in which it may engage, provided that the association continued to be a qualified thrift lender. See “Federal Savings Institution Regulation—QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL test. Jefferson Bancshares does not qualify for the grandfathering. Upon any non-supervisory acquisition by Jefferson Bancshares of another savings association or savings bank that meets the qualified thrift lender test (as described below) and is deemed to be a savings institution by the Office of Thrift Supervision, Jefferson Bancshares would become a multiple savings and loan holding company (if the acquired association is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulations. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2007, Jefferson Federal met each of its capital requirements.

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

Insurance of Deposit Accounts. Deposits of Jefferson Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Insurance premiums are based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Jefferson Federal. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, Jefferson Federal will have credits that offset all of its premiums in 2007.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”), and agency of the federal government established to finance takeovers of insolvent thrifts, to recapitalize a predecessor deposit insurance fund.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2007, Jefferson Federal met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Jefferson Bancshares to its executive officers and directors. However, that act contains a specific exception for loans by federally insured depository institutions to its executive officers and directors in compliance with federal banking laws. Under such laws, Jefferson Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Jefferson Federal may make to insiders based, in part, on Jefferson Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not to involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Extensions of credit to executive officers are subject to further restrictions and limits.

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

Federal Home Loan Bank System

Jefferson Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Jefferson Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Jefferson Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2007 of $1.8 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Jefferson Federal complies with the foregoing requirements.

ITEM 1A.	RISK FACTORS

Additional operating expenses relating to our expansion activities may reduce our profitability.

We will incur additional expenses relating to our lending and branch expansion strategy. These expenses will be primarily salaries and employee benefits for the additional employees hired to staff our new offices and occupancy and equipment relating to our two full-service branch offices that opened in mid-2006 and our full-service branch office in Knoxville, Tennessee that opened in July 2007. Initially, we expect that these expenses will be greater than the additional income that we generate through our new facilities. Over time, we anticipate that we will generate sufficient income to offset the expenses related to our new facilities and new employees, although we cannot guarantee when that will occur.

We may not be able to implement successfully our plans for growth.

We have operated out of our main office and two drive-through facilities in Morristown, Tennessee since 1963 and have historically considered Hamblen County to be our primary market area. Recently, our management began to implement a growth strategy that expands our presence in Morristown, as well as into Knoxville, Tennessee, approximately 40 miles southwest of Morristown. In mid-2006, we opened two full-service branch offices, one in Morristown and one in Knoxville. In addition, we opened a second full-service branch office in Knoxville in July 2007. In connection with these new branches, we will have, among others, construction expenses, as well as the cost of equipment and hiring new employees.

Our expansion strategy may not be accretive to earnings, or that our strategy will be accretive to earnings within a reasonable period of time. Numerous factors will affect our expansion strategy, such as our ability to select suitable office locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our lending and branch network. Building and staffing new offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our lending and branch network will be profitable.

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

Short-term market interest rates (which we use as a guide to our price deposits) have recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2006, we held 23.4% of the deposits in Hamblen County, which is the second largest market share out of nine financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2007, $136.7 million, or 49.3%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

We conduct our business through our main office and drive-through facilities. The following table sets forth certain information relating to these facilities as of June 30, 2007.

Location	Year Opened	Owned/ Leased
Main Office 120 Evans Avenue Morristown, Tennessee	1997	Owned

Drive-Through 143 E. Main Street Morristown, Tennessee	1995	Owned

Drive-Through 1960 W. Morris Blvd. Morristown, Tennessee	1998	Leased	(2)

Farragut Office 11916 Kingston Pike Farragut, Tennessee	2006	Owned

Merchants Green Office 123 Merchants Greene Blvd. Morristown, Tennessee	2006	Owned

Mortgage Office 525 West Morris Blvd. Morristown, Tennessee	2006	Leased	(3)

Knoxville Regional Headquarters 6501 Kingston Pike Knoxville, Tennessee	2007	Owned

(1)	The current lease expires in April 2012.
(2)	The current lease expires in April 2009.

As of June 30, 2007, the total net book value of the Company’s offices was $16.0 million.

ITEM 3.	LEGAL PROCEEDINGS

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

Market for Common Equity and Related Stockholder Matters

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.” As of June 30, 2007, Jefferson Bancshares had approximately 572 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,411,586 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2007 and June 30, 2006 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2007
Fourth quarter	$12.76	$11.59	$0.06
Third quarter	13.00	12.07	0.06
Second quarter	13.45	12.79	0.06
First quarter	13.57	12.58	0.06

Year Ended June 30, 2006
Fourth quarter	$13.56	$12.76	$0.085
Third quarter	13.60	12.95	0.06
Second quarter	14.12	12.85	0.06
First quarter	13.25	12.61	0.06

The following graph compares the cumulative total shareholder return on Jefferson Bancshares common stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL Thrift Index. Total return assumes the reinvestment of all dividends.

	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
Jefferson Bancshares, Inc.	100.00	160.52	186.30	187.13	193.15	179.52
NASDAQ Composite Index	100.00	110.91	139.95	140.58	148.45	177.91
SNL NASDAQ Thrift Index	100.00	117.91	148.53	164.89	182.67	184.59

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2007.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2007 through April 30, 2007	9,734	$12.48	9,734	366,069	(1)
Month #2 May 1, 2007 through May 31, 2007	13,483	$12.13	13,483	352,586	(1)
Month #3 June 1, 2007 through June 30, 2007	20,010	$11.96	20,010	332,576	(1)
Total	43,227	$12.13	43,227	332,576

(1)	On February 24, 2006, the Company announced a stock repurchase program under which the Company may repurchase up to 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The information below as of June 30, 2007, 2006, 2005 and 2004 and for the years then ended is derived from the audited consolidated financial statements of the Company. The information below as of June 30, 2003 and for the year then ended is derived from the audited financial statements of the Bank.

	At or For the Year Ended June 30,
	2007	2006	2005	2004	2003
Financial Condition Data:
Total assets	$339,703	$327,137	$295,041	$305,474	$363,778
Loans receivable, net	274,881	254,127	208,438	186,601	180,010
Cash and cash equivalents, interest-bearing deposits and investment securities	35,012	43,801	64,393	101,416	172,943
Borrowings	44,800	52,400	17,000	6,000	2,000
Deposits	220,082	198,843	194,706	204,933	324,247
Stockholders’ equity	73,644	74,543	82,028	93,383	36,625

Operating Data:
Interest income	$21,004	$18,092	$15,779	$16,067	$17,259
Interest expense	9,660	6,935	4,639	4,776	6,518

Net interest income	11,344	11,157	11,140	11,291	10,741
Provision for loan losses	30	(68)	—	—	787

Net interest income after provision for loan losses	11,314	11,225	11,140	11,291	9,954

Noninterest income	1,355	1,375	1,204	1,067	979
Noninterest expense	10,070	8,950	7,031	10,265	5,273

Earnings before income taxes	2,599	3,650	5,313	2,093	5,660
Total income taxes	908	1,320	1,863	706	2,068

Net earnings	$1,691	$2,330	$3,450	$1,387	$3,592

Per Share Data:
Earnings per share, basic	$0.28	$0.37	$0.47	$0.18	$0.45	(1)
Earnings per share, diluted	$0.28	$0.37	$0.47	$0.18	$0.45	(1)
Dividends per share	$0.24	$0.265	$0.25	$0.21	$0.16	(1)(2)

(1)	Per share and dividend amounts have been adjusted to reflect the exchange of 4.2661 shares of Jefferson Bancshares common stock for each share of Jefferson Federal common stock.
(2)	Represents dividends paid per share of Jefferson Federal common stock to shareholders other than Jefferson Bancshares, MHC, which waived the receipt of all dividends.

	At or For the Year Ended June 30,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets	0.51%	0.75%	1.14%	0.44%	1.32%
Return on average equity	2.28	2.99	3.92	1.46	10.25
Interest rate spread (1)	2.93	3.16	3.24	3.08	3.66
Net interest margin (2)	3.73	3.89	3.88	3.76	4.10
Noninterest expense to average assets	3.05	2.90	2.32	3.28	1.94
Efficiency ratio (3)	79.11	69.97	57.17	83.21	45.30
Average interest-earning assets to average interest-bearing liabilities	125.18	130.28	139.49	143.13	117.67
Dividend payout ratio (4)	85.71	71.62	53.19	116.67	36.46

Capital Ratios:
Tangible capital	19.33	20.09	22.72	22.21	9.75
Core capital	19.33	20.09	22.72	22.21	9.75
Risk-based capital	25.45	27.45	35.39	38.78	21.06
Average equity to average assets	22.48	25.21	29.00	30.40	12.90

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.71	0.85	1.09	1.31	1.54
Allowance for loan losses as a percent of nonperforming loans	778.88	629.57	538.26	228.90	161.79
Net charge-offs to average outstanding loans during the period	0.09	0.02	0.09	0.19	0.34
Nonperforming loans as a percent of total loans	0.09	0.13	0.20	0.58	0.95
Nonperforming assets as a percent of total assets	0.15	0.13	0.45	0.54	0.82

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities. Excluding the $4.0 million contribution to the Jefferson Federal Charitable Foundation, the efficiency ratio for 2004 would be 50.78%.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this report.

Overview.

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

Results of Operations for the Years Ended June 30, 2007, 2006 and 2005

Overview.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in thousands, except per share data)
Net earnings	$1,691	$2,330	$3,450	(27.4)%	(32.5)%
Net earnings per share, basic	$0.28	$0.37	$0.47	(24.3)%	(21.3)
Net earnings per share, diluted	$0.28	$0.37	$0.47	(24.3)%	(21.3)
Return on average assets	0.51%	0.75%	1.14%
Return on average equity	2.28%	2.99%	3.92%

2007 v. 2006. Net income was $1.7 million, or $0.28 per diluted share, for the year ended June 30, 2007 compared to net income of $2.3 million, or $0.37 per diluted share, for the year ended June 30, 2006. The decline in net income for the year ended June 30, 2007 was primarily the result of an increase in noninterest expense. The increase in noninterest expense reflects higher operating costs necessary to support our growth initiatives during the fiscal year.

2006 v. 2005. Net income was $2.3 million, or $0.37 per diluted share, for the year ended June 30, 2006 compared to net income of $3.5 million, or $0.47 per diluted share, for the year ended June 30, 2005. The decline in net income for the year ended June 30, 2006 was primarily the result of an increase in noninterest expense, partially offset by an increase in noninterest income. The increase in noninterest expense was the result of our expansion activities, as well as our adoption of Financial Accounting Standards Board (“FASB”) Statement 123R, which required the expensing of stock options.

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30,			% Change
	2007	2006	2005	2007/2006	2006/2005
Interest income:
Loans	$19,605	$16,152	$13,026	21.4%	24.0%
Investment securities	983	1,248	2,008	(21.2)	(37.8)
Mortgage-backed securities	—	260	360	(100.0)	(27.8)
Municipal securities	135	123	98	9.8	25.5
Interest-earning deposits	172	216	215	(20.4)	0.5
FHLB stock	109	93	72	17.2	29.2

Total interest income	21,004	18,092	15,779	16.1	14.7

Interest expense:
Deposits	7,334	5,527	4,199	32.7	31.6
Borrowings	2,326	1,408	440	65.2	220.0

Total interest expense	9,660	6,935	4,639	39.3	49.5

Net interest income	$11,344	$11,157	$11,140	1.7	0.2

2007 v. 2006. Net interest income before loan loss provision increased $187,000 to $11.3 million for the year ended June 30, 2007 due to growth in loans. The interest rate spread and net interest margin for the year ended June 30, 2007 were 2.93% and 3.73%, respectively, compared to 3.16% and 3.89%, respectively, for the same period in 2006. The average yield on interest-earning assets increased 59 basis points to 6.90% while the average volume of earning assets increased $17.8 million to $304.3 million for the year ended June 30, 2007 compared to the same period in 2006. The average rate paid on interest-bearing liabilities increased 82 basis points to 3.97%, while the average volume of interest-bearing liabilities increased $23.2 million, to $243.1 million for the year ended June 30, 2007.

Total interest income increased $2.9 million, or 16.1%, to $21.0 million for the year ended June 30, 2007 compared to $18.1 million for the year ended June 30, 2006. The increase in interest income was primarily due to growth in the average balance of loans and an increase in interest rates.

Interest on loans increased $3.5 million, or 21.4%, to $19.6 million for the year ended June 30, 2007. The increase in interest on loans was the result of a higher average balance, primarily due to growth in the commercial loan portfolio, combined with a higher average yield. The average balance of loans increased $35.6 million, or 15.3%, to $268.9 million, while the average yield on loans increased 37 basis points to 7.29%. The increase in the average yield on loans is attributable to higher rates on new loans and loan rate adjustments.

Interest on investment securities decreased $513,000, or 31.5%, to $1.1 million for the year ended June 30, 2007. The decrease was the result of a decline in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $14.9 million, to $28.8 million for the year ended June 30, 2007. Proceeds from the sale of investment securities were used to reduce the level of short-term borrowings and to fund loan growth. The average yield on investments increased 15 basis points to 3.88% for 2007 compared to 3.73% for 2006. Dividends on Federal Home Loan Bank (“FHLB”) stock were $109,000 for the year ended June 30, 2007, compared to $93,000 for the year ended June 30, 2006.

Total interest expense increased $2.7 million, or 39.3%, to $9.7 million for the year ended June 30, 2007, compared to $6.9 million for the year ended June 30, 2006. The increase was due to an increase in the average balance of both deposits and borrowings combined with higher interest rates. Interest expense on deposits was $7.3 million for 2007 compared to $5.5 million for 2006. The average rate paid on deposits increased 73 basis points to

3.70% for the year ended June 30, 2007 due to higher short-term interest rates. Interest expense on FHLB advances was $2.3 million for 2007 compared to $1.4 million for 2006. The average balance of FHLB advances increased $10.8 million to $44.7 million and the average rate increased 105 basis points to 5.21%. FHLB advances were utilized as a funding source for supporting loan growth during the year ended June 30, 2007.

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

Interest on loans increased $3.1 million, or 24.0%, to $16.2 million for the year ended June 30, 2006. The increase in interest on loans was the result of a higher average balance, primarily due to growth in the commercial and consumer loan portfolio, combined with a higher average yield. The increase in the average yield on loans was primarily the result of increases in the prime lending rate. The average yield on loans increased 45 basis points, to 6.93%, for 2006 compared to 6.48% for 2005.

Interest on investment securities decreased $835,000, or 33.9%, to $1.6 million, for the year ended June 30, 2006. The decrease was the result of a decline in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $29.2 million, to $43.8 million for the year ended June 30, 2006. Proceeds from the sale of investment securities were used to reduce the level of short-term borrowings and to fund loan growth. The average yield on investments increased 35 basis points to 3.73% for 2006 compared to the 3.38% for 2005. Dividends on FHLB stock were $93,000 for the year ended June 30, 2006, compared to $72,000 for the year ended June 30, 2005. FHLB dividends are paid with additional shares of FHLB stock.

Total interest expense increased $2.3 million, or 49.5%, to $6.9 million for the year ended June 30, 2006, compared to $4.6 million for the year ended June 30, 2005. The increase was due to an increase in the average rate paid on interest-bearing liabilities combined with an increase in the average balance of FHLB advances. Interest expense on deposits increased $1.3 million, or 31.6%, to $5.5 million for the year ended June 30, 2006. The increase was due to an increase in the average rate paid on deposits more than offsetting a decrease in the average balance of deposits. The average rate paid on deposits increased 79 basis points to 2.97% for the year ended June 30, 2006 due to higher rates paid on money market accounts and time deposits. The increase in the rate paid on deposits reflected an increase in short-term market interest rates. Interest expense on FHLB advances was $1.4 million for 2006 compared to $440,000 for 2005. The increase was due to a higher average balance and a higher rate paid. FHLB advances were utilized as a funding source for supporting loan growth during the year ended June 30, 2006.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table nonaccrual loans are included in average balances; however, accrued interest income has been excluded from these loans.

	Year Ended June 30,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$268,874	$19,605	7.29%	$233,232	$16,152	6.93%	$200,943	$13,026	6.48%
Mortgage-backed securities	—	—	—	5,465	260	4.76	10,070	360	3.57
Investment securities	24,470	983	4.02	34,226	1,248	3.65	59,597	2,008	3.37
Municipal securities	4,355	135	3.10	4,063	123	3.03	3,312	98	2.96
Daily interest deposits	4,845	172	3.55	7,882	216	2.74	11,397	215	1.89
Other earning assets	1,785	109	6.11	1,700	93	5.47	1,617	72	4.45

Total interest-earning assets	304,331	21,004	6.90	286,568	18,092	6.31	286,936	15,779	5.50
Noninterest-earning assets	26,222	—		22,480	—		16,491

Total assets	$330,553	—		$309,048	—		$303,427

Interest-bearing liabilities:
Passbook accounts	$10,138	$51	0.50	$12,122	61	0.50%	$13,142	66	0.50%
NOW accounts	16,668	84	0.50	16,859	85	0.50	17,486	88	0.50
Money market accounts	37,821	1,394	3.69	37,900	1,228	3.24	30,652	605	1.97
Certificates of deposit	133,836	5,805	4.34	119,214	4,153	3.48	131,252	3,440	2.62

Total interest-bearing deposits	198,463	7,334	3.70	186,095	5,527	2.97	192,532	4,199	2.18
Borrowings	44,659	2,326	5.21	33,867	1,408	4.16	13,167	440	3.34

Total interest-bearing liabilities	243,122	9,660	3.97	219,962	6,935	3.15	205,699	4,639	2.26

Noninterest-bearing deposits	12,102	—		10,001	—		8,633
Other noninterest-bearing liabilities	1,008	—		1,170	—		1,089

Total liabilities	256,231	—		231,133			215,421

Stockholders’ equity	74,322	—		77,915	—		88,006

Total liabilities and stockholders’ equity	$330,553			$309,048			$303,427

Net interest income		$11,344			$11,157			$11,140

Interest rate spread			2.93%			3.16%			3.24%
Net interest margin			3.73%			3.89%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.18%			130.28%			139.49%

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

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$2,565	$888	$3,453	$2,193	$932	$3,125
Mortgage-backed securities	(260)	—	(260)	(362)	262	(100)
Investment securities	(412)	147	(265)	(942)	182	(760)
Municipals	9	3	12	23	2	25
Daily interest-bearing deposits and other interest-earning assets	(555)	527	(28)	(26)	49	23

Total interest-earning assets	1,347	1,565	2,912	886	1,427	2,313

Interest expense:
Deposits	387	1,420	1,807	(135)	1,463	1,328
Borrowings	512	406	918	838	130	968

Total interest-bearing liabilities	899	1,826	2,725	703	1,593	2,296

Net change in interest income	$448	$(261)	$187	$183	$(166)	$17

Provision for Loan Losses.

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio.

2007 v. 2006. The provision for loan losses for fiscal 2007 was $30,000 compared to a recovery of $68,000 in fiscal 2006. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. The provision for loan losses for 2007 was increased primarily due to growth in the loan portfolio. Net charge-offs for the year ended June 30, 2007 amounted to $247,000 compared to $53,000 for the year ended June 30, 2006. Nonperforming loans totaled $251,000 at June 30, 2007 compared to $345,000 at June 30, 2006.

2006 v. 2005. Net charge-offs for the year ended June 30, 2006 amounted to $53,000, compared to $186,000 for the year ended June 30, 2005. As a result of continued improvement in asset quality, the provision for loan losses for fiscal 2006 was a recovery of $68,000, compared to no provision for fiscal 2005. Nonperforming loans totaled $345,000 at June 30, 2006 compared to $426,000 at June 30, 2005.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2007 to 2006 and from 2006 to 2005.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in Thousands)
Dividends from investments	$69	$44	$52	56.8%	(15.4)%
Mortgage origination fees	451	578	122	(22.0)	373.8
Service charges and fees	522	544	549	(4.0)	(0.9)
Gain (loss) on sale of investments	(29)	(293)	(284)	(90.1)	3.2
Gain on sale of equity investment	—	35	329	(100.0)	(89.4)
Gain on sale of foreclosed property	39	170	84	(77.1)	102.4
BOLI increase in cash value	211	206	205	2.4	0.5
Other	92	91	147	1.1	(38.1)

Total noninterest income	$1,355	$1,375	$1,204	(1.5)	14.2

2007 v. 2006. For the year ended June 30, 2007, noninterest income decreased $20,000, or 1.5%, to $1.4 million. Mortgage origination fee income declined $127,000, or 22.0%, to $451,000 for 2007. For the year ended June 30, 2007, we originated $49.5 million in non-portfolio loans that were sold in the secondary market compared to $56.4 for the year ended June 30, 2006. Loss on sale of investment securities amounted to $29,000 for the year ended June 30, 2007 compared to a loss of $293,000 for 2006. Gain on sale of foreclosed property was $39,000 for the year ended June 30, 2007 compared to $170,000 for 2006.

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

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2007 to 2006 and from 2006 to 2005.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in Thousands)
Compensation and benefits	$6,011	$5,577	$4,074	7.8%	36.9%
Occupancy	572	388	323	47.4	20.1
Equipment and data processing	1,377	1,059	968	30.0	9.4
Deposit insurance premiums	25	25	29	0.0	(10.3)
Advertising	324	370	210	(12.4)	76.2
Other	1,761	1,531	1,338	15.0	10.5

Total noninterest expense	$10,070	$8,950	$7,031	12.5	27.3

2007 v. 2006. For the year ended June 30, 2007, noninterest expense increased $1.1 million, or 12.5%, to $10.1 million due primarily to higher compensation expense as well as higher occupancy expense and equipment and data processing expense related to the operations of two additional full-service offices in Hamblen and Knox Counties. Compensation expense increased $434,000, or 7.8%, to $6.0 million for the year ended June 30, 2007. Occupancy expense increased $184,000, or 47.4%, to $572,000 and equipment and data processing expense increased $318,000, or 30.0%, to $1.4 million as a result of our additional facilities.

2006 v. 2005. For the year ended June 30, 2006, noninterest expense increased $1.9 million, or 27.3%, to $9.0 million due primarily to an increase in compensation and benefits expense. Compensation and benefits expense increased $1.5 million, or 36.9%, to $5.6 million for the year ended June 30, 2006, primarily due to staff additions for our new branch offices in Hamblen and Knox Counties and our branch office in Knox County that opened in 2007. There were 98 bank employees at June 30, 2006 compared to 77 employees at June 30, 2005. Further, on July 1, 2005, we adopted FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective approach, which requires the expensing of unvested stock options granted prior to the adoption date. For the year ended June 30, 2006, compensation expense included $265,000 related to the expensing of stock options.

Income Taxes.

2007 v. 2006. For the year ended June 30, 2007, income tax expense decreased $412,000, or 31.2%, to $908,000 due to a lower level of taxable income.

2006 v. 2005. For the year ended June 30, 2006, income tax expense decreased $543,000, or 29.1%, to $1.3 million due to lower taxable income.

Balance Sheet Analysis

Loans. Net loans increased $20.8 million, or 8.2%, to $274.9 million at June 30, 2007. Our expansion into the Knoxville, Tennessee market has generated additional lending opportunities, which has resulted in significant growth in our loan portfolio. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2007, real estate loans totaled $225.5 million, or 81.4% of our total loans, compared to $209.4 million, or 81.6% of total loans at June 30, 2006 and $168.8 million, or 80.0% of total loans, at June 30, 2005. Real estate loans increased $16.1 million, or 7.7%, in the year ended June 30, 2007 and increased $40.6 million, or 24.0%, in the year ended June 30, 2006.

Commercial real estate loans increased $9.4 million, or 12.1% to $86.9 million in the year ended June 30, 2007 and increased $23.3 million, or 42.9%, to $77.5 million in the year ended June 30, 2006. Commercial real estate loans increased due to our emphasis on this type of lending. At June 30, 2007, commercial real estate loans represented 38.5% of mortgage loans and 31.4% of total loans.

One-to four-family loans decreased $7.7 million, or 10.0%, to $69.7 million for the year ended June 30, 2007 and decreased $2.2 million, or 2.8%, to $77.4 million for the year ended June 30, 2006. At June 30, 2007, one-to four-family loans represented 30.9% of mortgage loans and 25.1% of total loans.

Multi-family real estate loans increased $253,000, or 3.2% in the year ended June 30, 2007 and decreased $639,000, or 7.5% in the year ended June 30, 2006. Construction loans increased $8.2 million, or 60.8%, in the year ended June 30, 2007 and increased $6.4 million, or 91.4%, in the year ended June 30, 2006. The increase in construction loans as of June 30, 2007 was primarily due to an increase in demand. Land loans increased $6.5 million, or 23.8%, in the year ended June 30, 2007 and increased $12.7 million, or 88.2%, in the year ended June 30, 2006.

Commercial business loans increased $6.0 million, or 16.8%, in the year ended June 30, 2007 and increased $1.1 million, or 3.1%, in the year ended June 30, 2006. Since January 2002, a significant portion of the commercial business loans that we have originated have been tied to prime and, thus, reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $10.0 million and represented 3.6% of total loans at June 30, 2007, compared to $11.5 million, or 4.5% of total loans, at June 30, 2006 and $7.6 million, or 3.6% of total loans, at June 30, 2005. Consumer loans decreased in the year ended June 30, 2007 due to a decrease in indirect automobile loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$69,693	25.1%	$77,415	30.2%	$79,652	37.7%	$84,784	44.8%	$84,628	46.2%
Home equity lines of credit	5,470	2.0	5,954	2.3	4,898	2.3	3,143	1.7	1,736	0.9
Commercial	86,929	31.4	77,519	30.2	54,252	25.7	59,993	31.7	49,020	26.7
Multi-family	8,182	3.0	7,929	3.1	8,568	4.1	9,213	4.9	13,229	7.2
Construction	21,634	7.8	13,454	5.2	7,029	3.3	3,001	1.6	3,584	2.0
Land	33,604	12.1	27,133	10.6	14,415	6.8	10,760	5.7	10,197	5.6

Total real estate loans	225,512	81.4	209,404	81.6	168,814	80.0	170,894	90.2	162,394	88.6
Commercial business loans	41,667	15.0	35,665	13.9	34,603	16.4	12,640	6.7	13,472	7.4
Non-real estate loans:
Automobile loans	6,423	2.3	8,458	3.3	4,457	2.1	2,200	1.2	3,081	1.7
Mobile home loans	82	0.0	234	0.1	379	0.2	531	0.3	719	0.4
Loans secured by deposits	978	0.4	977	0.4	1,041	0.5	1,084	0.6	1,841	1.0
Other consumer loans	2,540	0.9	1,854	0.7	1,705	0.8	2,038	1.1	1,715	0.9

Total non-real estate loans	10,023	3.6	11,523	4.5	7,582	3.6	5,853	3.1	7,356	4.0

Total gross loans	277,202	100.0%	256,592	100.0%	210,999	100.0%	189,387	100.0%	183,222	100.0%

Less:
Unearned discount on loans	—		—		—		(1)		(5)
Deferred loan fees, net	(366)		(293)		(268)		(306)		(366)
Allowance for losses	(1,955)		(2,172)		(2,293)		(2,479)		(2,841)

Total loans receivable, net	$274,881		$254,127		$208,438		$186,601		$180,010

The following table sets forth certain information at June 30, 2007 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$48,700	$12,983	$2,845	$64,528
More than one to three years	34,336	19,352	3,162	56,850
More than three to five years	50,843	7,682	3,372	61,897
More than five to 15 years	47,603	919	644	49,166
More than 15 years	44,030	731	—	44,761

Total	$225,512	$41,667	$10,023	$277,202

The following table sets forth the dollar amount of all loans at June 30, 2007 that are due after June 30, 2008 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$19,128	$46,998	$66,126
Home equity lines of credit	—	5,458	5,458
Commercial	39,120	32,739	71,859
Multi-family	2,533	1,248	3,781
Construction	7,725	3,762	11,487
Land	15,227	2,874	18,101
Commercial business loans	18,944	9,740	28,684
Consumer loans	7,163	15	7,178

Total	$109,840	$102,834	$212,674

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Total loans at beginning of period	$256,592	$210,999	$189,387

Loans originated:
Real estate	87,254	87,114	43,072
Commercial business	65,290	59,398	70,644
Consumer	8,891	15,385	6,844

Total loans originated	161,435	161,897	120,560
Real estate loan principal repayments	(51,975)	(48,205)	(47,444)
Other repayments	(88,850)	(68,099)	(51,504)

Net loan activity	20,610	45,593	21,612

Total gross loans at end of period	$277,202	$256,592	$210,999

Investments. Our investment portfolio consists primarily of federal agency debt securities with maturities of seven years or less and municipal bonds with maturities of 20 years or less. Investment securities decreased $4.6 million, or 14.3%, in the year ended June 30, 2007 due primarily to sales and maturities of investment securities. Proceeds from the sale of investment securities were used to generate liquidity and to fund growth in the loan portfolio.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$23,339	$23,061	$28,330	$27,503	$42,447	$42,137
Municipal securities	4,339	4,217	4,502	4,342	3,475	3,417
Mortgage-backed securities	—	—	—	—	7,695	7,812

Total	$27,678	$27,278	$32,832	$31,845	$53,617	$53,366

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2007.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$20,088	3.98%	$—	0.00%	$—	0.00%	$20,088	3.98%
Municipal securities	1,404	3.17	1,302	3.85	701	4.10	3,407	3.62

Total	$21,492	3.93	$1,302	3.85%	$701	4.10%	$23,495	3.93

Other Assets. Other assets decreased $4.0 million to $678,000 for the year ended June 30, 2007. Other assets at June 30, 2006 reflected a receivable of $3.9 million for mortgage-backed securities that had been sold but had not settled at June 30, 2006.

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Total deposits increased $21.2 million, or 10.7%, to $220.1 million at June 30, 2007 primarily as a result of marketing efforts, promotions and certificate of deposit specials. Time deposits increased $15.7 million, or 12.6%, to $140.3 million, while money market accounts increased $5.8 million, or 16.4%, to $41.3 million at June 30, 2007. The increase in the balance of money market accounts and time deposits reflect customer preference for higher-yielding accounts.

The increase in total deposits for the year ended June 30, 2006 was primarily attributable to growth in money market accounts and time deposits. The increase in the balance of money market accounts and time deposits reflected competitive pricing and customer preference for higher-rate deposit accounts.

	At June 30,
	2007	2006	2005
	(In thousands)
Noninterest-bearing accounts	$12,561	$10,806	$9,973
NOW accounts	16,230	16,408	18,818
Passbook accounts	9,690	11,524	12,944
Money market deposit accounts	41,312	35,502	31,841
Certificates of deposit	140,289	124,603	121,130

Total	$220,082	$198,843	$194,706

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2007. Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates of Deposit
Maturity Period	(In thousands)
Three months or less	$9,317
Over three through six months	9,049
Over six through twelve months	20,563
Over twelve months	6,984

Total	$45,913

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2007	2006	2005
	(In thousands)
1.01 - 2.00%	$—	$60	$7,449
2.01 - 3.00%	1,410	7,914	68,640
3.01 - 4.00%	12,888	35,795	43,359
4.01 - 5.00%	86,676	77,152	1,453
5.01 - 6.00%	39,315	3,682	229

Total	$140,289	$124,603	$121,130

The following table sets forth the amount and maturities of time deposits at June 30, 2007.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
2.01 - 3.00%	$1,410	$—	$—	$—	$1,410	1.0%
3.01 - 4.00%	10,187	2,647	54	—	12,888	9.2
4.01 - 5.00%	68,303	12,520	4,500	1,353	86,676	61.8
5.01 - 6.00%	39,091	224	—	—	39,315	28.0

Total	$118,991	$15,391	$4,554	$1,353	$140,289	100.0%

Borrowings. We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances were $44.8 million at June 30, 2007 compared to $52.4 million at June 30, 2006. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$48,900	$52,400	$17,000
Average advances outstanding	44,659	33,867	13,167
Weighted average interest rate during the period	5.21%	4.16%	3.34%
Balance outstanding at end of period	$44,800	$52,400	$17,000
Weighted average interest rate at end of period	5.10%	4.49%	3.4%

Stockholders’ Equity. Stockholders equity decreased $899,000 to $73.6 million at June 30, 2007 due to the repurchase of company stock. During the year ended June 30, 2007, there were 241,698 shares of Company common stock purchased through the repurchase program at a cost of $3.1 million. At June 30, 2007, an additional 332,576 shares remained eligible for repurchase under the current stock repurchase program. Retained earnings increased $302,000 to $35.1 million at June 30, 2007 due to net income of $1.7 million offset by dividends in the amount of $1.6 million. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2007, the adjustment to stockholders’ equity was a net unrealized loss of $246,000 compared to a net unrealized loss of $609,000 at June 30, 2006.

Allowance for Loan Losses and Asset Quality

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish reserves against losses on loans on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings.

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses. The methodology utilizes a loan grading system which segments loans with similar risk characteristics. Management performs a monthly assessment of the allowance for loan losses based on the nature and volume of the loan portfolio, the amount of impaired and classified loans and historical loan loss experience. In addition, management considers other qualitative factors, including delinquency trends, economic conditions and loan considerations.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

The allowance for loan losses decreased $217,000 to $2.0 million at June 30, 2007. Primarily as a result of growth in the loan portfolio, the provision for loan losses was $30,000 for the year ended June 30, 2007, compared to a recovery of $68,000 for the year ended June 30, 2006. Net charge-offs were $247,000 for fiscal 2007 compared to $53,000 for fiscal 2006. At June 30, 2007, our allowance for loan losses represented 0.71% of total gross loans and 778.88% of nonperforming loans, compared to 0.85% of total gross loans and 629.57% of nonperforming loans at June 30, 2006.

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

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$2,172	$2,293	$2,479	$2,841	$2,696
Provision for loan losses	30	(68)	—	—	787
Recoveries:
Real estate loans	32	29	47	60	5
Commercial business loans	30	45	52	53	171
Consumer loans	65	119	155	150	259

Total recoveries	127	193	254	263	435

Charge offs:
Real estate loans	(159)	(107)	(180)	(313)	(397)
Commercial business loans	(25)	(2)	(2)	(82)	(219)
Consumer loans	(190)	(137)	(258)	(230)	(461)

Total charge-offs	(374)	(246)	(440)	(625)	(1,077)

Net charge-offs	(247)	(53)	(186)	(362)	(642)

Allowance at end of period	$1,955	$2,172	$2,293	$2,479	$2,841

Allowance to nonperforming loans	778.88%	629.57%	538.26%	228.90%	161.79%
Allowance to total gross loans outstanding at the end of the period	0.71%	0.85%	1.09%	1.31%	1.54%
Net charge-offs to average loans outstanding during the period	0.09%	0.02%	0.09%	0.19%	0.34%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,445	73.9%	81.4%	$1,649	75.9%	81.6%
Commercial business	273	14.0	15.0	454	20.9	13.9
Consumer	237	12.1	3.6	69	3.2	4.5
Unallocated	—	—	N/A	—	—	N/A

Total allowance for loan losses	$1,955	100.0%		$2,172	100.0%

	At June 30,
	2005			2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,981	86.4%	80.0%	$2,108	85.0%	90.2%	$2,203	77.5%	88.7%
Commercial business	250	10.9	16.4	193	7.8	6.7	293	10.3	7.3
Consumer	62	2.7	3.6	178	7.2	3.1	345	12.2	4.0
Unallocated	—	—	N/A	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,293	100.0%		$2,479	100.0%		$2,841	100.0%

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

Nonperforming assets totaled $526,000, or 0.15% of total assets, at June 30, 2007, compared to $435,000, or 0.13% at June 30, 2006. Foreclosed real estate increased $201,000 to $275,000 at June 30, 2007. At June 30, 2007, foreclosed real estate consisted of $175,000 of single family homes and $100,000 of commercial real estate. Nonaccrual loans at June 30, 2007 included $251,000 of residential mortgage loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2007, there were no loans classified as impaired.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$251	$296	$426	$1,047	$1,739
Commercial business	—	49	—	15	—
Consumer	—	—	—	21	17

Total	251	345	426	1,083	1,756

Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	251	345	426	1,083	1,756
Real estate owned	275	74	914	552	1,227
Other nonperforming assets(1)	—	16	—	—	16

Total nonperforming assets	$526	$435	$1,340	$1,635	$2,999

Total nonperforming loans to total loans	0.09%	0.13%	0.20%	0.58%	0.98%

Total nonperforming loans to total assets	0.07%	0.11%	0.14%	0.35%	0.48%

Total nonperforming assets to total assets	0.15%	0.13%	0.45%	0.54%	0.82%

(1)	Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the year ended June 30, 2007 and the year ended June 30, 2006 had nonaccruing loans been current according to their original terms amounted to $20,000 and $26,000, respectively. The amount of interest related to these loans included in interest income was $15,000 for the year ended June 30, 2007 and $19,000 for the year ended June 30, 2006.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2007	2006	2005
	(In thousands)
Substandard assets	$4,784	$5,370	$4,287
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$4,784	$5,370	$4,287

At each of the dates in the above table, substandard assets consisted of all nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $4.3 million, $4.9 million and $2.7 million at June 30, 2007, 2006 and 2005, respectively. At June 30, 2007, we also had $9.7 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $596,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans	$1,338	$1,220	$828	$145	$2,711	$589
Commercial business loans	24	—	396	171	595	165
Consumer loans	138	44	102	1	185	4

Total	$1,500	$1,264	$1,326	$317	$3,491	$758

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $2.0 million and interest-bearing deposits totaled $5.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.3 million at June 30, 2007. In addition, at June 30, 2007, we had arranged the ability to borrow a total of approximately $54.3 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $44.8 million.

At June 30, 2007, we had $1.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $13.1 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $10.2 million in unused standby letters of credit and $15.4 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2007 totaled $119.0 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2007.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$44,800	$33,800	$5,000	$6,000	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	115	34	48	33	—
Purchase obligations	403	302	101	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$45,318	$34,136	$5,149	$6,033	$—

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2007, we originated $161.4 million of loans. In fiscal 2006, we originated $161.9 million of loans and purchased $1.2 million of securities. In fiscal 2005, we originated $120.6 million of loans and purchased $265,000 of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $21.2 million in the year ended June 30, 2007, a net increase in total deposits of $4.1 million for the year ended June 30, 2006 and a net decrease in total deposits of $10.2 million for the year ended June 30, 2005, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advances were $44.8 million at June 30, 2007 and were $52.4 million and $17.0 million at June 30, 2006 and June 30, 2005, respectively.

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements.”

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

For the three months and year ended June 30, 2007, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$64,436	$(7,445)	(10.00)%	19.32%	(166	)bp
200	67,290	(4,592)	(6.00)	19.98	(100	)bp
100	69,783	(2,099)	(3.00)	20.53	(44	)bp
0	71,882
(100)	73,289	1,408	2.00	21.24	27	bp
(200)	74,710	2,829	4.00	21.50	53	bp

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

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-2 through F-29 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business — Executive Officers of the Registrant.” The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Jefferson Bancshares has adopted a written code of ethics, which applies to our senior financial officers. We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.jeffersonfederal.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Jane P. Hutton, Corporate Secretary, Jefferson Bancshares, Inc., 120 Evans Avenue, Morristown, Tennessee 37814.

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

The following table provides information as of June 30, 2007 for compensation plans under which equity securities may be issued. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	401,778	$13.69	296,972
Equity compensation plans not approved by security holders	—	—	—
Total	401,778	$13.69	296,972

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement. The information required by this item relating to director independence is incorporated herein by reference to the section captioned “Proposal I—Election of Directors” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

(1)    The exhibits and financial statement schedules filed as a part of this report are as follows:

•     Report of Independent Registered Public Accounting Firm.

•     Consolidated Balance Sheets for the Years Ended June 30, 2007 and 2006.

•     Consolidated Statements of Earnings for the Years Ended June 30, 2007, 2006 and 2005.

•     Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2007, 2006 and 2005.

•     Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005.

•     Notes to Consolidated Financial Statements.

(2)    All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)    Exhibits

3.1	Charter of Jefferson Bancshares, Inc. (1)

3.2	Bylaws of Jefferson Bancshares, Inc. (1)

4.0	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)

10.1	*Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (2)

10.2	*Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (3)

10.3	*Employment Agreement Between Charles G. Robinette and Jefferson Federal Bank

10.4	*Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan (1)

10.5	*1995 Jefferson Federal Savings and Loan Association of Morristown Stock Option Plan (1)

10.6	*Jefferson Federal Bank Supplemental Executive Retirement Plan (1)

10.7	*Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan (4)

11.0	Statement re: computation of per share earnings (5)

21.0	List of Subsidiaries

23.0	Consent of Craine, Thompson & Jones, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(4)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(5)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements found on page F-14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 12, 2007	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith	President, Chief Executive	September 12, 2007
Anderson L. Smith	Officer and Director (principal executive officer)

/s/ Jane P. Hutton	Chief Financial Officer,	September 12, 2007
Jane P. Hutton	Treasurer and Secretary (principal financial and accounting officer)

/s/ John F. McCrary, Jr.	Director	September 12, 2007
John F. McCrary, Jr.

/s/ H. Scott Reams	Director	September 12, 2007
H. Scott Reams

/s/ Dr. Jack E. Campbell	Director	September 12, 2007
Dr. Jack E. Campbell

/s/ Dr. Terry M. Brimer	Director	September 12, 2007
Dr. Terry M. Brimer

/s/ William F. Young	Director	September 12, 2007
William F. Young

/s/ William T. Hale	Director	September 12, 2007
William T. Hale

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2007 based on the specified criteria. Craine, Thompson & Jones, P.C., an independent registered public accounting firm, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report on the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-3.

[Letterhead of Craine, Thompson, and Jones, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jefferson Bancshares, Inc. and Subsidiary

Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company ‘s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferson Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Craine, Thompson, and Jones, P.C.
Morristown, Tennessee
August 31, 2007

[Letterhead of Craine, Thompson, and Jones, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jefferson Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Form 10-K, that Jefferson Bancshares, Inc. maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jefferson Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Jefferson Bancshares, Inc. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Jefferson Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Jefferson Bancshares, Inc., and our report dated August 31, 2007, expressed an unqualified opinion.

/s/ Craine, Thompson, and Jones, P.C.

Morristown, Tennessee

August 31, 2007

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,
	2007	2006
Assets
Cash and cash equivalents	$1,955	$3,146
Interest-bearing deposits	4,802	8,810
Fed funds sold	977	—
Investment securities classified as available for sale, net	27,278	31,845
Federal Home Loan Bank stock	1,796	1,745
Bank owned life insurance	5,702	5,491
Loans receivable, net of allowance for loan losses of $1,955 and $2,172	274,881	254,127
Loans held-for-sale	2,468	1,645
Premises and equipment, net	15,572	11,926
Foreclosed real estate, net	275	74
Accrued interest receivable:
Investments	299	330
Loans receivable, net	1,414	1,342
Deferred tax asset	1,606	1,986
Other assets	678	4,670

Total assets	$339,703	$327,137

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$12,561	$10,806
Interest-bearing	207,521	188,037
Federal Home Loan Bank advances	44,800	52,400
Other liabilities	1,120	1,295
Accrued income taxes	57	56

Total liabilities	266,059	252,594

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares issued and outstanding - none	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 8,446,375 shares issued and 6,411,586 and 6,613,557 outstanding at June 30, 2007 and 2006, respectively	84	84
Additional paid-in capital	72,738	72,171
Unearned ESOP shares	(4,969)	(5,401)
Unearned compensation	(2,182)	(2,733)
Accumulated other comprehensive income	(246)	(609)
Retained earnings	35,082	34,780
Treasury stock, at cost (2,034,789 and 1,793,091 shares)	(26,863)	(23,749)

Total stockholders’ equity	73,644	74,543

Total liabilities and stockholders’ equity	$339,703	$327,137

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	Years Ended June 30,
	2007	2006	2005
Interest income:
Interest on loans receivable	$19,605	$16,152	$13,027
Interest on investment securities	1,118	1,631	2,466
Other interest	281	309	286

Total interest income	21,004	18,092	15,779

Interest expense:
Deposits	7,334	5,527	4,199
Advances from FHLB	2,326	1,408	440

Total interest expense	9,660	6,935	4,639

Net interest income	11,344	11,157	11,140
Increase (reduction) in loan loss allowance	30	(68)	—

Net interest income after provision for loan losses	11,314	11,225	11,140

Noninterest income:
Dividends	69	44	52
Mortgage origination income	451	578	122
Service charges and fees	522	544	549
Gain (loss) on sale of investment securities, net	(29)	(293)	(284)
Gain on sale of equity investment	—	35	329
Gain on sale of foreclosed real estate, net	39	170	84
Increase in BOLI cash value	211	206	205
Other	92	91	147

Total noninterest income	1,355	1,375	1,204

Noninterest expense:
Compensation and benefits	6,011	5,577	4,074
Occupancy expense	572	388	323
Equipment and data processing expenses	1,377	1,059	968
DIF deposit insurance premium	25	26	29
Advertising	324	370	210
REO expense	—	51	89
Other	1,761	1,479	1,338

Total noninterest expense	10,070	8,950	7,031

Earnings before income taxes	2,599	3,650	5,313

Income taxes (benefits):
Current	753	1,146	1,704
Deferred	155	174	159

Total income taxes	908	1,320	1,863

Net earnings	$1,691	$2,330	$3,450

Net earnings per common share - basic	$0.28	$0.37	$0.47

Net earnings per common share - diluted	$0.28	$0.37	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2004	$84	$71,496	$(6,265)	$(3,488)	$(793)	$32,349	$—	$93,383

Comprehensive income:
Net earnings	—	—	—	—	—	3,450	—	3,450
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $397	—	—	—	—	638	—	—	638

Total comprehensive income	—	—	—	—	—	—	—	4,088
Dividends	—	—	—	—	—	(1,902)	—	(1,902)
Shares committed to be released by the ESOP	—	129	432	—	—	—	—	561
Stock options exercised	—	44	—	—	—	—	—	44
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Earned portion of stock grants	—	—	—	440	—	—	—	440
Purchase of common stock (1,105,832 shares)	—	—	—	—	—	—	(14,599)	(14,599)
Dividends used for MRP and ESOP expenses	—	—	—	—	—	29	—	29
Dividends used for ESOP payment	—	—	—	—	—	143	—	143
Purchase of stock for the 2004 Stock Incentive Plan	—	—	—	(184)	—	—	—	(184)

Balance at June 30, 2005	84	71,694	(5,833)	(3,232)	(155)	34,069	(14,599)	82,028

Comprehensive income:
Net earnings	—	—	—	—	—	2,330	—	2,330
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $(282)	—	—	—	—	(454)	—	—	(454)

Total comprehensive income	—	—	—	—	—	—	—	1,876
Dividends	—	—	—	—	—	(1,807)	—	(1,807)
Shares committed to be released by the ESOP	—	138	432	—	—	—	—	570
Stock options exercised	—	49	—	—	—	—	—	49
Stock options expensed	—	265	—	—	—	—	—	265
Tax benefit from exercise of nonqualifying stock options	—	25	—	—	—	—	—	25
Earned portion of stock grants	—	—	—	499	—	—	—	499
Purchase of common stock (687,259 shares)	—	—	—	—	—	—	(9,150)	(9,150)
Dividends used for MRP and ESOP expenses	—	—	—	—	—	31	—	31
Dividends used for ESOP payment	—	—	—	—	—	157	—	157

Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	1,691	—	1,691
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $ 225	—	—	—	—	363	—	—	363

Total comprehensive income	—	—	—	—	—	—	—	2,054
Dividends	—	—	—	—	—	(1,558)	—	(1,558)
Dividends used for ESOP payment	—	—	—	—	—	149	—	149
Dividends used for MRP and ESOP expenses	—	—	—	—	—	20	—	20
Shares committed to be released by the ESOP	—	119	432	—	—	—	—	551
Stock options expensed	—	265	—	—	—	—	—	265
Earned portion of stock grants	—	—	—	551	—	—	—	551
MRP Vesting	—	(23)	—	—	—	—	—	(23)
Exercise of options	—	160	—	—	—	—	—	160
Tax benefit from exercise of nonqualifying stock options	—	46	—	—	—	—	—	46
Purchase of common stock (241,698 shares)	—	—	—	—	—	—	(3,114)	(3,114)

Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$1,691	$2,330	$3,450
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	551	570	561
Depreciation and amortization expense	536	296	279
Amortization of premiums (discounts), net investment securities	15	26	17
Provision for loan losses	30	(68)	—
Gain on sale of equity investments	—	(35)	(329)
Loss on sale of investment securities, net	29	293	284
FHLB stock dividends	(52)	(93)	(72)
Amortization of deferred loan fees, net	(181)	(124)	(122)
Gain on foreclosed real estate, net	(39)	(170)	(84)
Deferred tax benefit	155	174	159
Tax benefit from stock options and MRP	46	25	25
Earned portion of MRP	551	500	440
Origination of mortgage loans held for sale	(49,502)	(56,359)	(16,278)
Proceeds from sales of mortgage loans	48,679	57,851	13,141
Increase in cash value of life insurance	(211)	(206)	(205)
Stock options expensed	265	265	—
Decrease (increase) in:
Accrued interest receivable	(41)	(124)	278
Other assets	3,992	(35)	74
Increase in other liabilities	3	209	175

Net cash provided by operating activities	6,517	5,325	1,793

Cash flows from investing activities:
Loan originations, net of principal collections	(20,615)	(44,691)	(22,245)
Purchase of available-for-sale securities	—	(1,246)	(265)
Proceeds from sale of available-for-sale securities	3,965	18,786	35,725
Return of principal on mortgage-backed securities	—	2,726	4,211
Proceeds from maturities, calls, and prepayments	1,145	200	2,700
Proceeds from sale of equity investments	—	—	344
Proceeds from sales of securities not settled	—	(3,912)	—
Purchase of premises and equipment	(4,182)	(5,149)	(2,232)
Proceeds from sale of foreclosed real estate, net	(2)	428	480

Net cash (used in) provided by investing activities	(19,689)	(32,858)	18,718

(Continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Continued)

	Years Ended June 30,
	2007	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	$21,239	$4,137	$(10,227)
Proceeds from advances from FHLB	89,500	64,400	24,000
Repayment of FHLB advances	(97,100)	(29,000)	(13,000)
Purchase of company stock for stock based incentive plan	—	—	(185)
Purchase of treasury stock	(3,114)	(9,150)	(14,599)
Proceeds from exercise of stock options	160	49	44
Dividends paid	(1,735)	(1,974)	(1,928)

Net cash provided by (used in) financing activities	8,950	28,462	(15,895)

Net (decrease) increase in cash and cash equivalents, and interest-bearing deposits	(4,222)	929	4,616
Cash, cash equivalents, and interest-bearing deposits at beginning of period	11,956	11,027	6,411

Cash and cash equivalents at end of year	$7,734	$11,956	$11,027

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and advances	$9,660	$6,935	$4,639
Income taxes	$720	$1,460	$1,810
Real estate acquired in settlement of loans	$275	$449	$1,668

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2007, 2006 and 2005

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

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions, interest-bearing deposits in other depository institutions and fed funds sold with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $5,779 and $8,810 at June 30, 2007 and 2006, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” according to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e., other comprehensive income). Investments in equity securities are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

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

d.	Beginning in January 2005, the Company began originating mortgage loans conforming to guidelines for sale in the secondary mortgage market. Because commitment letters are only given to the borrower after an underwriter agrees to purchase the loan according to the stated terms, the Company’s maximum time between funding the loan and completing the sale to the underwriter is generally three weeks. The loans are carried at the lower of aggregate cost or fair market value as determined by the amount committed to by the underwriter. The loans are sold without recourse and the mortgage servicing rights are sold as part of the loan package.

e.	The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and minimum components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. A minimum component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The minimum component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The Company adopted SFAS 123R using the modified prospective application transition method. This method requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $217, net of taxes for the fiscal year ending June 30, 2007 and by approximately $326 in the remaining requisite service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The Company has determined the estimated fair value of stock options at grant date using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

Stock options issued prior to the adoption of SFAS 123R are accounted for under the intrinsic value based method of accounting prescribed in APB Opinion No. 25 Accounting for Stock Issued to Employees as allowed under SFAS 123, Accounting for Stock-Based Compensation. Had compensation cost for the Company’s stock option plan for the year ending June 30, 2005 been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed in SFAS NO. 123R, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Year Ended June 30
2005
Net income:
As reported	$3,450
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(217)

Pro-forma	$3,233

Year Ended June 30
2005
Basic net earnings per share:
As reported	$0.47
Pro-forma	0.44

Earnings per common share assuming dilution:
As reported	$0.47
Pro-forma	0.44

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

Loans Held-For-Sale - Since mortgage loans originated for sale in the secondary market are pre-committed to by the underwriter prior to a commitment letter being sent to the borrower and there is generally a three week maximum time interval between funding the loan and the sale to the underwriter, the carrying amount of the loans held-for-sale approximate fair value.

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

Segment Reporting - The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in Upper East Tennessee. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank. At June 30, 2007 and 2006, these reserve balances amounted to $1,067 and $680, respectively.

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

	Years Ended June 30,
	2007	2006	2005
Weighted average number of common shares used in computing basic earnings per common share	5,977,094	6,345,549	7,265,831

Effect of dilutive stock options	—	16,075	16,496

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,977,094	6,361,624	7,282,327

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Purchases of Life Insurance – In September 2006, the Emerging Issues Task Force issued EITF 06-05, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. The EITF addresses issues related to the proper amount that could be realized in the financial statements under insurance contracts that are purchased for a variety of reasons, including funding the cost of providing employee benefits and protecting against the loss of key employees. The EITF is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that this EITF would have any material impact on the consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Statement also provides guidance on financial assets and liabilities that are not subject to fair value measurement. The Statement is effective as of the beginning of en entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted provided that the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not anticipate that this Statement would have any material impact on the consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Fair Value Measurements – In September 2006, the FASB issued Statement No. 157, Fair Value Measurements as an amendment to several Accounting Principles Board Opinions, FASB Statements and one FASB Interpretation. The Statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects that its disclosures regarding measurement of fair value will be expanded, but do no anticipate that there would be any other material impact on the consolidated financial statements.

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

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$23,339	$—	$(278)	$23,061
Municipals	4,338	1	(122)	4,217

Total securities available-for-sale	$27,677	$1	$(400)	$27,278

Weighted-average rate	3.96%

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$28,330	$—	$(827)	$27,503
Municipals	4,502	—	(160)	4,342

Total securities available-for-sale	$32,832	$—	$(987)	$31,845

Weighted-average rate	3.36%

Investment securities with a carrying value of $4,950 and $9,478 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2007 and 2006, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2007
Federal agency	$—	$—	$23,061	$(278)	$23,061	$(278)
Municipals	—	—	4,106	(122)	4,106	(122)

	$—	$—	$27,167	$(400)	$27,167	$(400)

June 30, 2006
Federal agency	$—	$—	$27,503	$(827)	$27,503	$(827)
Municipals	144	(1)	4,087	(159)	4,231	(160)

	$144	$(1)	$31,590	$(986)	$31,734	$(987)

The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments are attributable to changes in interest rates, rather than credit quality. Since the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered impaired on an other-than-temporary basis.

Maturities of debt securities at June 30, 2007, are summarized as follows:

	Available-for-Sale		Weighted Average Yield
	Amortized Cost	Fair Value
Within 1 year	$3,820	$3,783	4.14%
Over 1 year through 5 years	21,784	21,492	3.93%
After 5 years through 10 years	1,346	1,302	3.85%
Over 10 years	728	701	4.10%

	$27,678	$27,278	3.96%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Year Ended June 30,
	2007	2006	2005
Proceeds from sales	$3,965	$18,786	$35,725

Gross realized gains	$6	$40	$16
Gross realized losses	(35)	(333)	(300)

Net gains (losses)	$(29)	$(293)	$(284)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2007	2006
Real estate loans:
Residential 1-4 family	$69,693	$77,415
Home equity lines of credit	5,470	5,954
Multi-family	8,182	7,929
Construction	21,634	13,454
Commercial	86,929	77,519
Land	33,604	27,133

Total real estate loans	225,512	209,404

Commercial business loans	41,667	35,665

Consumer loans:
Automobile loans	6,423	8,458
Mobile home loans	82	234
Loans secured by deposits	978	977
Other consumer loans	2,540	1,854

Total consumer loans	10,023	11,523

Sub-total	277,202	256,592

Less:
Deferred loan fees, net	(366)	(293)
Allowance for losses	(1,955)	(2,172)

Loans, net	$274,881	$254,127

Weighted-average rate	7.34%	7.18%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2007	2006
Total impaired loans	$—	$56
Valuation allowance for impaired loans	$—	$36

Total non-accrual loans	$251	$345

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

	Years Ended June 30,
	2007	2006	2005
Average investment in impaired loans	$38	$56	$134
Interest income recognized on impaired loans	$—	$—	$3

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate. Construction loans are secured by commercial real estate and single-family dwellings.

Following is a summary of activity in allowance for losses:

	Years Ended June 30,
	2007	2006	2005
Balance, beginning of period	$2,172	$2,293	$2,479
Loans charged-off	(376)	(246)	(475)
Recoveries	129	193	289
Provision (reduction) in provision for loan losses	30	(68)	—

Balance, end of period	$1,955	$2,172	$2,293

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance, June 30, 2005	$7,591

Additions	127
Repayment	(239)

Balance, June 30, 2006	7,479

Additions	622
Repayment	(329)

Balance, June 30, 2007	$7,772

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	2007	2006
Land	$3,363	$3,358
Office building	12,233	8,467
Leasehold improvements	74	74
Furniture and equipment	3,254	2,845

	18,924	14,744
Less accumulated depreciation and amortization	3,352	2,818

	$15,572	$11,926

Depreciation and amortization expense for the years ended June 30, 2007, 2006, and 2005, was $536, $296 and $288, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2007, pertaining to real property, future minimum payments are as follows:

For the year ended June 30,
2008	$34
2009	30
2010	18
2011	19
2012	14

Total	$115

Lease expense for June 30, 2007, 2006, and 2005 was $95, $81, and $54, respectively.

The Company has also entered into a service contract for data processing services. Future minimum payments under this agreement are as follows:

For the year ended June 30,
2008	$302
2009	101

Total	$403

Data processing service expense for June 30, 2007, 2006, and 2005 was $569, $463, and $382, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS

Deposits are summarized as follows:

	June 30,
	2007	2006
Description and Interest Rate
Noninterest-bearing NOW accounts	$12,561	$10,806
NOW accounts, 0.50%	16,230	16,408
Passbook accounts, 0.50%	9,690	11,524
Money market deposit accounts, 3.76% and 3.62%, respectively	41,312	35,502

Total transaction accounts	79,793	74,240

Certificates:
0.00 - 1.00%	—	—
1.01 - 2.00%	—	60
2.01 - 3.00%	1,410	7,914
3.01 - 4.00%	12,888	35,795
4.01 - 5.00%	86,676	77,152
5.01 - 6.00%	39,315	3,682

Total certificates, 4.49% and 4.08%, respectively	140,289	124,603

Total deposits	$220,082	$198,843

Weighted-average rate - deposits	3.60%	3.27%

The aggregate amount of time deposits in denominations of $100,000 or more was $45,913 and $37,367, respectively, at June 30, 2007 and 2006.

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $100,000 are generally not federally insured.

At June 30, 2007, the scheduled maturities of time deposits are as follows:

2008	$118,991
2009	15,391
2010	4,554
2011	1,353

Total	$140,289

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	Years Ended June 30,
	2007	2006	2005
NOW	$84	$85	$88
Passbook accounts	51	61	66
Money market deposit accounts	1,394	1,228	605
Certificates	5,805	4,153	3,440

	7,334	5,527	4,199
Less - early withdrawal penalties	—	—	—

	$7,334	$5,527	$4,199

NOTE 9 – FHLB ADVANCE

Pursuant to collateral agreements with the Federal Home Loan Bank (“FHLB”), advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $54,300 at June 30, 2007. Outstanding advances were $44,800 and $52,400 at June 30, 2007 and 2006, respectively.

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2007, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates. Beginning in the year ended June 30, 1999, the Company recaptured $622 of tax loss reserves over six years (i.e. $104 per year).

Income taxes are summarized as follows:

	Years Ended June 30,
	2007	2006	2005
Current taxes:
Federal income	$604	$924	$1,404
State excise	149	222	300

	753	1,146	1,704

Deferred taxes:
Federal income	148	166	151
State excise	7	8	8

	155	174	159

	$908	$1,320	$1,863

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provisions of SFAS No. 109 require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. There were no excess reserves at June 30, 2007 and 2006. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements.

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes
	Years Ended June 30,
	2007	2006	2005
Tax at statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	3.7	4.0	3.7
Other, net	(2.8)	(1.8)	(2.6)

Effective tax rate	34.9%	36.2%	35.1%

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2007	2006
Deferred tax liabilities:
FHLB stock dividends	$(486)	$(466)
Depreciation	(64)	(31)

	(550)	(497)

Deferred tax assets:
Charitable contributions	871	939
Deferred loan fees, net	140	112
Allowance for “available-for-sale” securities	153	378
MRP compensation	108	107
Stock option expense	96	48
Deferred compensation	29	20
Allowance for losses on loans	749	855
REO writedowns	—	3
Unearned profit on sale of REO	10	21

Gross deferred tax assets	2,156	2,483
Valuation allowance	—	—

Deferred tax asset	2,156	2,483

Net deferred tax asset	$1,606	$1,986

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

ESOP compensation expense was $551, $570 and $561 for the years ended June 30, 2007, 2006 and 2005. The original number of shares committed was 670,089 and 43,207 were released during the years ended June 30, 2007, 2006 and 2005, respectively. The 518,479 remaining unearned shares had an approximate fair market value of $6,123 at June 30, 2007.

The Bank has also established a SERP to provide for supplemental retirement benefits with respect to the ESOP. The plan provides certain executives with benefits that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP but for such limitations. The Plan was amended in 2007 to change the first allocation period to December 31, 2007. Compensation expense under the SERP was $10 for the year ended June 30, 2007.

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

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2007, 2006 and 2005, was $551, $500 and $440, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	441,504	$12.82	453,036	$12.60	462,635	$12.44
Granted	—	—	—	—	—	—
Exercised	(39,726)	4.02	(11,532)	4.26	(9,599)	4.63
Forfeited	—		—		—

Outstanding at end of year	401,778	13.69	441,504	12.82	453,036	12.60
Options exercisable at year-end	241,083	13.69	200,448	11.77	131,619	9.95
Weighted-average fair value of options granted during the year	$—		$—		$—

Information pertaining to options outstanding at June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 13.69	401,778	6.59 years	13.69	241,083	13.69

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2007 and 2006, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2007 and 2006 are also presented in the table.

	Actual		Minimum Capital Requirements			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2007:

Total Capital (to Risk Weighted Assets)	$67,123	25.5%	$21,099	≥	8.0%	$26,374	≥	10.0%

Core Capital (to Tangible Assets)	65,205	19.3%	13,496	≥	4.0%	16,870	≥	5.0%

Tangible Capital (to Tangible Assets)	65,205	19.3%	5,061	≥	1.5%	N/A

Tier 1 Capital (to Risk Weighted Assets)	65,205	24.7%	N/A			15,824	≥	6.0%

As of June 30, 2006:

Total Capital (to Risk Weighted Assets)	$67,000	27.5%	$19,523	≥	8.0%	$24,404	≥	10.0%

Core Capital (to Tangible Assets)	65,100	20.1%	12,961	≥	4.0%	16,201	≥	5.0%

Tangible Capital (to Tangible Assets)	65,100	20.1%	4,860	≥	1.5%	N/A

Tier 1 Capital (to Risk Weighted Assets)	65,100	26.7%	N/A			14,643	≥	6.0%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2007	2006
GAAP Capital	$65,699	$65,548
Adjustments:
Deferred taxes	(726)	(1,030)
Unrealized (gains)/losses	232	582

Core, Tangible and Tier 1 Capital	65,205	65,100

Adjustments:
Allowances for losses	1,918	1,900

Total Capital	$67,123	$67,000

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

At June 30, 2007, the Bank’s retained earnings available for the payment of dividends was $31,372. Accordingly, $41,085 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2007. Funds available for loans or advances by the Bank to the Company amounted to $6,570.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 14 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2007		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and balances due from banks and interest-bearing deposits with banks	$7,734	$7,734	$11,956	$11,956
Available-for-sale and held-to maturity securities	27,278	27,278	31,845	31,845
Federal Home Loan Bank stock	1,796	1,796	1,745	1,745
Loans receivable	274,881	269,949	254,127	255,277
Accrued interest receivable	1,713	1,713	1,672	1,672
Loans held-for-sale	2,468	2,468	1,645	1,645

Financial liabilities:
Deposits	(220,082)	(220,774)	(198,843)	(192,090)
FHLB Advance	(44,800)	(44,628)	(52,400)	(52,091)

Off-balance-sheet credit items:
Commitments to extend credit	—	1,260	—	2,094
Letters of credit	—	10,185	—	1,389
Unused lines of credit	—	15,355	—	11,879

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. Commitments at June 30, 2007 to originate adjustable-rate loans were approximately $663. Commitments at June 30, 2007 to originate fixed-rate loans were approximately $597 with a term of twenty years or less and interest rates of 7.40% to 8.40%. Commitments at June 30, 2006 and 2005 to originate adjustable-rate loans were approximately $1.15 and $3.3 million, respectively. Commitments at June 30, 2006 and 2005 to originate fixed-rate loans with terms of fifteen years or less were approximately $941 and $21, respectively. Fixed rates ranged from 6.65% to 7.85% for June 30, 2006 and 5.95% for June 30, 2005.

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

NOTE 16 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company obtains products and services from directors or affiliates thereof. In the opinion of management, such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

June 30, 2007
Balance Sheet

Assets
Cash and due from banks	$781
Investment securities classified as available for sale, net	977
Investment in common stock of Jefferson Federal Bank	72,457
Loan receivable from ESOP	5,517
Deferred tax asset	880
Other assets	138

Total assets	$80,750

Liabilities and Stockholders’ Equity
Accrued expenses	$348
Stockholders’ equity	80,402

Total liabilities and stockholders’ equity	$80,750

Year Ended June 30, 2007
Statement of Income

Dividends from Jefferson Federal Bank	$3,350
Interest on investment securities	61
Other income	228

Total income	3,639

Other operating expenses	203

Income before income taxes and equity in undistributed net income of Jefferson Federal Bank	3,436

Income tax	33

3,403
Equity in undistributed net income of Jefferson Federal Bank	(1,712)

Net income	$1,691

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended June 30, 2007
Statement of Cash Flows

Cash flows from operating activities:
Net income	$1,691

Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of net income of Jefferson Federal Bank	1,712
Deferred tax expense	68
Tax benefit from stock options and MRP	49
Decrease in other assets	19
Decrease in other liabilities	(3)

Net cash provided by operations	3,536

Cash flows from investing activities:
Sales and maturities of debt securities	1,000
Investment in Jefferson Federal Bank	(20)
Return of principal on loan to ESOP	354

Net cash provided by investing activities	1,334

Cash flows from financing activities:
Purchase of treasury stock	(3,102)
Proceeds from exercise of options	160
Dividends paid on common stock	(1,735)

Net cash used for financing activities	(4,677)

Net decrease in cash and cash equivalents	193
Cash and cash equivalents at beginning of year	588

Cash and cash equivalents at end of year	$781

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 18 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(Unaudited)
Interest income	$5,134	$5,236	$5,217	$5,417
Interest expense	2,385	2,428	2,381	2,466

Net interest income	2,749	2,808	2,836	2,951

Provision for loan losses	—	30	—	—

Net interest income after reduction in provision for loan losses	2,749	2,778	2,836	2,951
Noninterest income	387	310	324	334
Noninterest expense	2,666	2,539	2,449	2,416

Earnings before income taxes	470	549	711	869
Income taxes	180	200	257	271

Net earnings	$290	$349	$454	$598

Earnings per share, basic	$0.05	$0.06	$0.07	$0.10
Earnings per share, diluted	$0.05	$0.06	$0.07	$0.10

	Three Months Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(Unaudited)
Interest income	$4,194	$4,392	$4,605	$4,901
Interest expense	1,380	1,551	1,866	2,138

Net interest income	2,814	2,841	2,739	2,763

Reduction in provision for loan losses	—	—	—	(68)

Net interest income after provision for loan losses	2,814	2,841	2,739	2,831
Noninterest income	456	413	313	193
Noninterest expense	2,075	2,087	2,286	2,502

Earnings before income taxes	1,195	1,167	766	522
Income taxes	410	457	290	163

Net earnings	$785	$710	$476	$359

Earnings per share, basic	$0.12	$0.11	$0.08	$0.06
Earnings per share, diluted	$0.12	$0.11	$0.08	$0.06