Form 10-Q
period 2007-09-30
JEFFERSON BANCSHARES INC
filed 2007-11-08
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At November 9, 2007, the registrant had 6,382,693 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$2,660	$1,955
Interest-earning deposits	6,596	4,802
Fed funds sold	883	977
Investment securities classified as available-for-sale, net	25,503	27,278
Federal Home Loan Bank stock	1,796	1,796
Bank owned life insurance	5,757	5,702
Loans receivable, net of allowance for loan losses of $1,955 at September 30, 2007 and $1,955 at June 30, 2007	272,353	274,881
Loans held-for-sale	558	2,468
Premises and equipment, net	15,462	15,572
Foreclosed real estate, net	100	275
Accrued interest receivable:
Investments	244	299
Loans receivable	1,398	1,414
Deferred tax asset	1,510	1,606
Other assets	637	678

Total assets	$335,457	$339,703

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$14,789	$12,561
Interest-bearing	214,429	207,521
Federal Home Loan Bank advances	31,000	44,800
Other liabilities	1,064	1,120
Accrued income taxes	210	57

Total liabilities	261,492	266,059

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,446,375 shares issued and 6,394,955 shares outstanding at September 30, 2007 and 6,411,586 shares outstanding at June 30, 2007	84	84
Additional paid-in capital	72,820	72,738
Unearned ESOP shares	(4,861)	(4,969)
Unearned compensation	(2,046)	(2,182)
Accumulated other comprehensive income	(105)	(246)
Retained earnings	35,132	35,082
Treasury stock, at cost; 2,051,420 shares at September 30, 2007 and 2,034,789 shares at June 30, 2007	(27,059)	(26,863)

Total stockholders’ equity	73,965	73,644

Total liabilities and stockholders’ equity	$335,457	$339,703

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended September 30,
	2007	2006
Interest income:
Interest on loans receivable	$5,047	$4,734
Interest on investment securities	273	313
Other interest	91	87

Total interest income	5,411	5,134

Interest expense:
Deposits	2,069	1,735
Advances from FHLB	441	650

Total interest expense	2,510	2,385

Net interest income	2,901	2,749
Provision for loan losses	68	—

Net interest income after provision for loan losses	2,833	2,749

Noninterest income:
Dividends from investments	8	30
Mortgage origination fee income	125	150
Service charges and fees	154	123
Gain on sale of investment securities, net	—	1
Gain on sale of foreclosed real estate, net	46	13
BOLI increase in cash value	55	52
Other	24	18

Total noninterest income	412	387

Noninterest expense:
Compensation and benefits	1,444	1,543
Occupancy expense	171	157
Equipment and data processing expense	359	344
DIF premiums	6	6
Advertising	95	169
Other	494	447

Total noninterest expense	2,569	2,666

Earnings before income taxes	676	470

Income taxes:
Current	234	168
Deferred	8	12

Total income taxes	242	180

Net earnings	$434	$290

Net earnings per share, basic	$0.07	$0.05

Net earnings per share, diluted	$0.07	$0.05

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2007 and 2006 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:
Net earnings	—	—	—	—	—	434	—	434
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $88	—	—	—	—	141	—	—	141

Total comprehensive income	—	—	—	—	—	—	—	575
Dividends	—	—	—	—	—	(384)	—	(384)
Shares committed to be released by the ESOP	—	16	108	—	—	—	—	124
Stock options expensed	—	66	—	—	—	—	—	66
Earned portion of stock grants	—	—	—	136	—	—	—	136
Purchase of common stock (16,631 shares)	—	—	—	—	—	—	(196)	(196)

Balance at September 30, 2007	$84	$72,820	$(4,861)	$(2,046)	$(105)	$35,132	$(27,059)	$73,965

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	290	—	290
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $164	—	—	—	—	265	—	—	265

Total comprehensive income	—	—	—	—	—	—	—	555
Dividends	—	—	—	—	—	(396)	—	(396)
Shares committed to be released by the employee stock ownership plan	—	34	108	—	—	—	—	142
Stock options expensed	—	66	—	—	—	—	—	66
Earned portion of stock grants	—	—	—	139	—	—	—	139
Exercise of options	—	26	—	—	—	—	—	26
Purchase of common stock (47,351 shares)	—	—	—	—	—	—	(633)	(633)

Balance at September 30, 2006	$84	$72,297	$(5,293)	$(2,594)	$(344)	$34,674	$(24,382)	$74,442

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$434	$290
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	124	142
Depreciation and amortization expense	164	127
Amortization of premiums (discounts), net on investment securities	4	3
Provision for loan losses	68	—
(Gain) on sale of investment securities and mortgage-backed securities, net	—	(1)
FHLB stock dividends	—	(25)
Amortization of deferred loan fees, net	(58)	(23)
(Gain) on sale of foreclosed real estate, net	(46)	(13)
Deferred tax benefit	8	12
Originations of mortgage loans held for sale	(8,586)	(19,659)
Proceeds from sale of mortgage loans	10,496	18,925
Increase in cash value of life insurance	(55)	(52)
Earned portion of MRP	136	139
Stock options expensed	66	66
Decrease (increase) in:
Accrued interest receivable	71	6
Other assets	41	3,837
Increase (decrease) in other liabilities and accrued income taxes	98	(259)

Net cash provided by (used for) operating activities	2,965	3,515

Cash flows used for investing activities:
Loan originations, net of principal collections	2,543	(10,860)
Investment securities classified as available for sale:
Purchased	—	—
Proceeds from sale	—	—
Proceeds from maturities, calls and prepayments	2,000	1,000
Return of principal on mortgage-backed securities	—	—
Purchase of premises and equipment	(54)	(469)
Proceeds from sale of (additions to) foreclosed real estate, net	196	—

Net cash provided by (used for) investing activities	4,685	(10,329)

Cash flows from financing activities:
Net increase (decrease) in deposits	9,136	9,287
Proceeds from advances from FHLB	6,500	25,400
Repayment of FHLB advances	(20,300)	(29,900)
Purchase of treasury stock	(196)	(633)
Dividends paid	(385)	(562)
Proceeds from exercise of stock options	—	26

Net cash provided by (used for) financing activities	(5,245)	3,618

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	2,405	(3,196)
Cash, cash equivalents and interest-earning deposits at beginning of period	7,734	11,956

Cash, cash equivalents and interest-earning deposits at end of period	$10,139	$8,760

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$2,069	$1,735
Interest on FHLB advances	441	650
Income taxes	85	75
Real estate acquired in settlement of loans	—	—

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated ESOP shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended September 30, 2007, stock options to purchase 401,778 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended September 30,
	2007	2006
Weighted average number of common shares used in computing basic earnings per common share	5,879,990	6,041,551
Effect of dilutive stock options	—	7,915

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,879,990	6,049,466

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans is recognized in conformity with the Financial Accounting Standards Board (“FASB”) Statement No. 118. There was no impairment of loans or allowance for loan losses related to impaired loans at September 30, 2007. Other nonaccrual loans at September 30, 2007 were approximately $1.3 million. For the three months ended September 30, 2007, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $29,000. No interest was collected during the three months ended September 30, 2007 on nonaccrual loans.

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2007:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2007		$1,955
Provision for loan losses		68
Charge-offs	(78)
Recoveries	10

Net (charge-offs)/recoveries		(68)

Balance at September 30, 2007		$1,955

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

At September 30, 2007, we had approximately $13.3 million in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $22.9 million of loans-in-process, $6.2 million in unused standby letters of credit and approximately $10.9 million in unused lines of credit.

(9)	Dividend Declaration

On August 30, 2007, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of September 30, 2007 and payable on October 12, 2007.

(10)	Stock Incentive Plans

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of

September 30, 2007, there were 401,778 options and 201,911 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of September 30, 2007.

	Three Months Ended September 30, 2007
	Shares	Weighted- average exercise price
Outstanding at beginning of period	401,778	$13.69
Granted during the three-month period	—	—
Options exercised	—	—
Outstanding at September 30, 2007	401,778	$13.69

Options exercisable at September 30, 2007	241,083	$13.69

The following information applies to options outstanding at September 30, 2007:

Number outstanding	401,778
Range of exercise prices	$13.69
Weighted-average exercise price	$13.69
Weighted-average remaining contractual life	6.33
Number of options remaining for future issuance	296,972

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

Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. This requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $217,000 in fiscal year 2008 and $109,000 during the remaining service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The estimated fair value of stock options at grant date has been determined using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended June 30, 2007 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three months Ended September 30, 2007 and 2006

Net Income

Net income was $434,000, or $0.07 per diluted share, for the three months ended September 30, 2007, an increase of 49.7% over net income of $290,000, or $0.05 per diluted share, for the three months ended September 30, 2006. The increase in net income for the three-month period ended September 30, 2007 was the result of an increase in net interest income and noninterest income combined with a decrease in noninterest expense.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per share data)
Net earnings	$434	$290
Net earnings per share, basic	$0.07	$0.05
Net earnings per share, diluted	$0.07	$0.05
Return on average assets (annualized)	0.52%	0.35%
Return on average equity (annualized)	2.35%	1.55%

Net Interest Income

Net interest income before loan loss provision increased $152,000, or 5.5%, to $2.9 million for the three months ended September 30, 2007 from the corresponding period in 2006. The interest rate spread and net interest margin for the three months ended September 30, 2007 were 2.91% and 3.72%, respectively, compared to 2.84% and 3.62% for the same period in 2006.

The following table summarizes changes in interest income and expense for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$5,047	$4,734	$313	6.6%
Investment securities	273	313	(40)	(12.8)%
Interest-earning deposits	62	62	—	0.0%
FHLB stock	29	25	4	16.0%

Total interest income	5,411	5,134	277	5.4%
Interest expense:
Deposits	2,069	1,735	334	19.3%
Borrowings	441	650	(209)	(32.2)%

Total interest expense	2,510	2,385	125	5.2%

Net interest income	$2,901	$2,749	$152	5.5%

The following table summarizes average balances and average yields and costs:

	Three Months Ended September 30,
	2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$275,138	7.28%	$261,635	7.18%
Investment securities	26,323	4.15%	31,655	3.96%
Interest-earning deposits	6,317	3.89%	6,208	3.96%
FHLB stock	1,796	6.41%	1,755	5.65%
Deposits	212,589	3.86%	191,556	3.59%
Borrowings	35,118	4.98%	49,683	5.19%

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

	Three Months 2007 Compared to 2006
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$245	$68	$313
Investment securities	(52)	13	(39)
Municipals	(1)	—	(1)
Daily interest-earning deposits and other interest-earning assets	2	2	4

Total interest-earning assets	194	83	277

Interest expense:
Deposits	196	138	334
Borrowings	(190)	(19)	(209)

Total interest-bearing liabilities	6	119	125

Net change in interest income	$188	$(36)	$152

Total interest income increased $277,000, or 5.4%, to $5.4 million for the three months ended September 30, 2007 as a result of an increase in the volume of interest-earning assets and a higher average yield. The average balance of interest-earning assets increased $8.3 million, to $309.6 million for the three months ended September 30, 2007 compared to the same period in 2006 due to growth in the loan portfolio. The average yield on interest-earning assets increased 17 basis points to 6.93% primarily as the result of higher yields in the loan and investment portfolio.

Interest on loans increased $313,000, or 6.6%, to $5.0 million for the three months ended September 30, 2007. The average balance of loans increased $13.5 million, or 5.2%, to $275.1 million for the three months ended September 30, 2007 primarily due to growth in the commercial loan portfolio. The average yield on loans increased 10 basis points, to 7.28%, for the three months ended September 30, 2007 compared to the corresponding period in 2006.

Interest on investment securities decreased $40,000, or 12.8%, to $273,000 for the three months ended September 30, 2007. The average balance of investment securities decreased $5.3 million, to $26.3 million at September 30, 2007 as a result of sales, calls and maturities of securities. The average yield on investments increased 19 basis points to 4.15% for the three months ended September 30, 2007 compared to the same period in 2006.

Total interest expense increased $125,000, or 5.2%, to $2.5 million for the three-month period ended September 30, 2007 primarily due to growth in interest-bearing deposits combined with higher average rates paid on deposits, partially offset by a lower volume and lower rate paid on FHLB borrowings. The average rate paid on interest-bearing liabilities increased 10 basis points to 4.02%, while the average volume of interest-bearing liabilities increased $6.5 million, to $247.7 million for the three months ended September 30, 2007, compared to the same period in 2006.

Interest expense on deposits increased $334,000, or 19.3%, to $2.1 million for the three-month period ended September 30, 2007. The average balance of interest-bearing deposits increased $21.0 million, or 11.0%, to $212.6 million due to a higher volume of money market accounts and time deposits. The increase in the average balance of deposits was primarily the result of marketing efforts, attractive promotional rates and an additional branch office that opened during the three months ended September 30, 2007. The average rate paid on deposits increased 27 basis points to 3.86% for the three months ended September 30, 2007 as a result of higher rates paid on money market accounts and time deposits.

Interest expense on FHLB advances decreased $209,000, or 32.2%, to $441,000 for the three months ended September 30, 2007 compared to the same period in 2006. The average balance of FHLB advances declined $14.6 million to $35.1 million and the average rate paid decreased 21 basis points to 4.98%. The increase in deposits has reduced our reliance on FHLB borrowings during the three months ended September 30, 2007.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses totaled $68,000 for the three months ended September 30, 2007 primarily as a result of growth in the loan portfolio, compared to no provision for the comparable period in 2006. Net charge-offs for the three month period ended September 30, 2007 amounted to $68,000 compared to $28,000 for the comparable period in 2006. Nonperforming loans totaled $1.3 million at September 30, 2007 compared to $205,000 at September 30, 2006 primarily due to a commercial relationship involving two loans totaling $1.2 million that was moved to nonaccrual status during the three months ended September 30, 2007.

Noninterest Income

Noninterest income increased $25,000, or 6.5%, to $412,000 for the three months ended September 30, 2007 compared to $387,000 for the corresponding period in 2006. Service charges and fee income increased $31,000, or 25.2%, to $154,000 as a result of an increase in deposit accounts. Gain on sale of foreclosed property was $46,000 for the three months ended September 30, 2007 compared to $13,000 for same period in 2006. Mortgage origination fee income decreased $25,000, or 16.7%, to $125,000 for the three months ended September 30, 2007 due to a lower volume of loan originations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2007 compared to the same period in 2006.

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$8	$30	$(22)	(73.3)%
Mortgage origination fee income	125	150	(25)	(16.7)%
Service charges and fees	154	123	31	25.2%
Gain (loss) on sale of investment securities, net	—	1	(1)	(100.0)%
Gain on sale of foreclosed real estate, net	46	13	33	253.8%
BOLI increase in cash value	55	52	3	5.8%
Other	24	18	6	33.3%

Total noninterest income	$412	$387	$25	6.5%

Noninterest Expense

Noninterest expense decreased $97,000, or 3.6%, to $2.6 million for the three-month period ended September 30, 2007, primarily due to a decrease in compensation and benefits expense and advertising expense. Compensation and benefits expense decreased $99,000, or 6.4%, to $1.4 million for the three months ended September 30, 2007. There were 87 full-time employees at September 30, 2007 compared to 95 full-time employees at September 30, 2006. Advertising expense decreased $74,000, or 43.8%, to $95,000 for the three months ended September 30, 2007.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2007 compared to the same period in 2006.

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$1,444	$1,543	$(99)	(6.4)%
Occupancy expense	171	157	14	8.9%
Equipment and data processing expense	359	344	15	4.4%
Deposit insurance premiums	6	6	—	0.0%
Advertising	95	169	(74)	(43.8)%
Other	494	447	47	10.5%

Total noninterest expense	$2,569	$2,666	$(97)	(3.6)%

Income Taxes

Income tax expense for the three months ended September 30, 2007 was $242,000 compared to $180,000 for the same period in 2006 due to a higher level of taxable income.

Financial Condition

Overview

At September 30, 2007, total assets were $335.5 million, a decrease of $4.2 million compared to $339.7 million at June 30, 2007. The decrease in assets was due primarily to a decrease in loans and loans held-for-sale. Total liabilities were $261.5 million, a decrease of $4.6 million compared to $266.1 at June 30, 2007. The decrease in liabilities was due primarily to a decrease in FHLB advances, partially offset by an increase in deposits.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $10.1 million at September 30, 2007 compared to $7.7 million at June 30, 2007. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Our investment portfolio consists primarily of federal agency securities with maturities of seven years or less, and municipal securities. Investment securities decreased $1.8 million, or 6.5%, to $25.5 million due primarily to calls and maturities of investment securities during the three-month period. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $171,000, or $105,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$21,340	$4	$(100)	$21,244
Municipals	4,334	1	(76)	4,259

Total securities available-for-sale	$25,674	$5	$(176)	$25,503

Weighted-average rate	4.15%

At June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$23,339	$—	$(278)	$23,061
Municipals	4,338	1	(122)	4,217

Total securities available-for-sale	$27,677	$1	$(400)	$27,278

Weighted-average rate	3.96%

Loans

Net loans decreased $2.5 million to $272.4 million at September 30, 2007 primarily due to the payout of several commercial loan participations and a softening in loan demand. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $222.0 million, or 80.8% of total loans, at September 30, 2007 compared to $225.5 million, or 81.4% of total loans, at June 30, 2007. Commercial business loans increased $1.8 million, or 4.4%, to $43.5 million at September 30, 2007, while consumer loans decreased $855,000, or 8.5%, to $9.2 million. The decline in consumer loans was largely attributable to a decrease in indirect automobile loans.

Loans receivable, net, are summarized as follows:

	At September 30, 2007		At June 30, 2007
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$70,012	25.5%	$69,693	25.1%	$319	0.5%
Home equity line of credit	5,818	2.1%	5,470	2.0%	348	6.4%
Commercial	86,647	31.5%	86,929	31.4%	(282)	(0.3)%
Multi-family	7,948	2.9%	8,182	3.0%	(234)	(2.9)%
Construction	15,261	5.6%	21,634	7.8%	(6,373)	(29.5)%
Land	36,291	13.2%	33,604	12.1%	2,687	8.0%

Total real estate loans	221,977	80.8%	225,512	81.4%	(3,535)	(1.6)%

Commercial business loans	43,511	15.8%	41,667	15.0%	1,844	4.4%

Consumer loans:
Automobile loans	5,675	2.1%	6,423	2.3%	(748)	(11.6)%
Mobile home loans	75	0.0%	82	0.0%	(7)	(8.5)%
Loans secured by deposits	1,053	0.4%	978	0.4%	75	7.7%
Other consumer loans	2,365	0.9%	2,540	0.9%	(175)	(6.9)%

Total consumer loans	9,168	3.3%	10,023	3.6%	(855)	(8.5)%

Total gross loans	274,656	100.0%	277,202	100.0%	(2,546)	(0.9)%

Less:
Deferred loan fees, net	(348)		(366)		18	(4.9)%
Allowance for losses	(1,955)		(1,955)		—	0.0%

Loans receivable, net	$272,353		$274,881		$(2,528)	(0.9)%

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

The allowance for loan losses remained steady at $2.0 million at September 30, 2007. Our allowance for loan losses represented 0.71% of total loans and 156.27% of nonperforming loans at September 30, 2007 compared to 0.71% of total loans and 778.88% of nonperforming loans at June 30, 2007.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$1,955	$2,172
Provision for loan losses	68	—
Recoveries	10	25
Charge-offs	(78)	(53)

Net charge-offs	(68)	(28)

Allowance at end of period	$1,955	$2,144

Net charge-offs to average outstanding loans during the period, annualized	0.10%	0.04%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans totaled $1.3 million at September 30, 2007 compared to $251,000 at June 30, 2007 primarily due to a large commercial relationship that was moved to nonaccrual status during the three months ended September 30, 2007. Foreclosed real estate amounted to $100,000 at September 30, 2007 compared to $275,000 at June 30, 2007. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$1,245	$251
Commercial business	—	—
Consumer	6	—

Total nonaccrual loans	1,251	251

Real estate owned	100	275
Other repossessed assets	—	—

Total nonperforming assets	$1,351	$526

Total nonperforming assets to total assets	0.40%	0.15%
Total nonperforming loans to total loans	0.46%	0.09%
Allowance for loan losses to total nonperforming loans	156.27%	778.88%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at September 30, 2007 was $5.8 million.

Deposits

Total deposits increased $9.1 million, or 4.2%, to $229.2 million at September 30, 2007 primarily as a result of marketing efforts, attractive promotional rates and the opening of our second branch in Knoxville, Tennessee during the quarter ended September 30, 2007. The increase in deposits has reduced our reliance on FHLB advances during the three months ended September 30, 2007. Certificates of deposit increased $5.0 million, or 3.6%, to $145.3 million and money market accounts increased $2.3 million, or 5.6%, to $43.6 million primarily due to promotional rates and customer preference for higher-yielding accounts. Noninterest-bearing checking accounts increased $2.2 million, or 17.7%, to $14.8 million as a result of our emphasis on increasing the number of business checking accounts.

	September 30, 2007	June 30, 2007	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$14,789	$12,561	$2,228	17.7%
NOW accounts	16,614	16,230	384	2.4%
Savings accounts	8,903	9,690	(787)	(8.1)%
Money market accounts	43,632	41,312	2,320	5.6%
Certificates of deposit	145,280	140,289	4,991	3.6%

	$229,218	$220,082	$9,136	4.2%

Advances

FHLB advances decreased $13.8 million to $31.0 million at September 30, 2007 as lower costing deposits were used to fund loan growth and more expensive FHLB advances were repaid. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity

Stockholders’ equity totaled $74.0 million at September 30, 2007 compared to $73.6 million at June 30, 2007. Retained earnings increased $50,000 due to net income of $434,000 partially offset by cash dividends totaling $384,000. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At September 30, 2007, the adjustment to stockholders’ equity was a net unrealized loss of $105,000 compared to a net unrealized loss of $246,000 at June 30, 2007. Stock repurchases for the three months ended September 30, 2007 totaled 16,631 shares at an average cost of $11.73 per share. On February 24, 2006, the Company announced its third stock repurchase program in which up to 690,261 shares of the Company’s outstanding common stock, may be repurchased. At September 30, 2007, 315,945 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $2.7 million and interest-earning deposits totaled $7.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.5 million at September 30, 2007. In addition, at September 30, 2007, our advances agreement with the FHLB provided us with the ability to borrow a total of approximately $54.0 million from the FHLB of Cincinnati. In the three-month period ended September 30, 2007, FHLB advances decreased $13.8 million to $31.0 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At September 30, 2007, we had approximately $13.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $22.9 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $6.2 million in unused standby letters of credit and approximately $10.9 million in unused lines of credit. We had $128.1 million in certificates of deposit due within one year and $83.9 million in other deposits without specific maturities at September 30, 2007. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $9.1 million during the three-month period ended September 30, 2007.

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

For the three months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at September 30, 2007 and June 30, 2007:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At September 30, 2007

Total Capital
(To Risk Weighted Assets)	$67,931	26.1%	$20,826	>	8.0%	$26,033	>	10.0%

Core Capital
(To Tangible Assets)	66,013	19.8%	13,323	>	4.0%	16,653	>	5.0%

Tangible Capital
(To Tangible Assets)	66,013	19.8%	4,996	>	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	66,013	25.4%	N/A			15,620	>	6.0%

At June 30, 2007

Total Capital
(To Risk Weighted Assets)	$67,123	25.5%	$21,099	>	8.0%	$26,374	>	10.0%

Core Capital
(To Tangible Assets)	65,205	19.3%	13,496	>	4.0%	16,870	>	5.0%

Tangible Capital
(To Tangible Assets)	65,205	19.3%	5,061	>	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,205	24.7%	N/A			15,824	>	6.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2007.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
July 1, 2007 through July 31, 2007	12,463	$11.76	12,463	320,113	(1)

Month #2
August 1, 2007 through August 31, 2007	4,168	$11.64	4,168	315,945	(1)

Month #3
September 1, 2007 through September 30, 2007	—	—	—	315,945	(1)

Total	16,631	$11.73	16,631	315,945

(1)	On February 24, 2006, the Company announced a Stock Repurchase Program under which the Company may repurchase an additional 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.2	Amended and restated Bylaws of Jefferson Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 25, 2007)

10.1	Employment Agreement by and among Jefferson Federal Bank and Charles G. Robinette, dated July 16, 2007 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on September 13, 2007)

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

November 8, 2007	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

November 8, 2007	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary