Form 10-Q
period 2007-12-31
JEFFERSON BANCSHARES INC
filed 2008-02-11
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At February 11, 2008, the registrant had 6,241,960 shares of common stock, $0.01 par value per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets

Cash and cash equivalents	$1,785	$1,955
Interest-earning deposits	5,307	4,802
Fed funds sold	2,172	977
Investment securities classified as available-for-sale, net	22,715	27,278
Federal Home Loan Bank stock	1,796	1,796
Bank owned life insurance	5,812	5,702
Loans receivable, net of allowance for loan losses of $1,827 at December 31, 2007 and $1,955 at June 30, 2007	284,949	274,881
Loans held-for-sale	126	2,468
Premises and equipment, net	15,370	15,572
Foreclosed real estate, net	1,107	275
Accrued interest receivable:
Investments	277	299
Loans receivable	1,291	1,414
Deferred tax asset	763	1,606
Other assets	682	678

Total assets	$344,152	$339,703

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$12,223	$12,561
Interest-bearing	219,551	207,521
Federal Home Loan Bank advances	38,300	44,800
Other liabilities	1,046	1,120
Accrued income taxes	—	57

Total liabilities	271,120	266,059

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,446,375 shares issued and 6,306,889 shares outstanding at December 31, 2007 and 6,411,586 shares outstanding at June 30, 2007	84	84
Additional paid-in capital	72,886	72,738
Unearned ESOP shares	(4,753)	(4,969)
Unearned compensation	(1,909)	(2,182)
Accumulated other comprehensive income	(23)	(246)
Retained earnings	34,701	35,082
Treasury stock, at cost; 2,139,486 shares at December 31, 2007 and 2,034,789 shares at June 30, 2007	(27,954)	(26,863)

Total stockholders’ equity	73,032	73,644

Total liabilities and stockholders’ equity	$344,152	$339,703

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Interest income:
Interest on loans receivable	$5,145	$4,893	$10,192	$9,627
Interest on investment securities	253	280	526	593
Other interest	93	63	184	150

Total interest income	5,491	5,236	10,902	10,370

Interest expense:
Deposits	2,101	1,815	4,170	3,550
Advances from FHLB	434	613	875	1,263

Total interest expense	2,535	2,428	5,045	4,813

Net interest income	2,956	2,808	5,857	5,557
Provision for loan losses	60	30	128	30

Net interest income after provision for loan losses	2,896	2,778	5,729	5,527

Noninterest income:
Dividends from investments	11	17	19	47
Mortgage origination fee income	98	102	223	252
Service charges and fees	154	127	308	250
Gain on sale of investment securities, net	—	(30)	—	(29)
Gain on sale of foreclosed real estate, net	—	21	46	34
BOLI increase in cash value	55	53	110	105
Other	29	20	53	38

Total noninterest income	347	310	759	697

Noninterest expense:
Compensation and benefits	1,431	1,498	2,875	3,041
Occupancy expense	173	145	344	302
Equipment and data processing expense	362	372	721	716
DIF premiums	7	6	13	12
Advertising	121	65	216	234
Other	444	453	938	900

Total noninterest expense	2,538	2,539	5,107	5,205

Earnings before income taxes	705	549	1,381	1,019

Income taxes:
Current	184	146	418	314
Deferred	697	54	705	66

Total income taxes	881	200	1,123	380

Net earnings	$(176)	$349	$258	$639

Net earnings per share, basic	$(0.03)	$0.06	$0.04	$0.11

Net earnings per share, diluted	$(0.03)	$0.06	$0.04	$0.11

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 30, 2007 and 2006 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:
Net earnings	—	—	—	—	—	258	—	258
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $138	—	—	—	—	223	—	—	223

Total comprehensive income	—	—	—	—	—	—	—	481
Dividends	—	—	—	—	—	(763)	—	(763)
Dividends used for ESOP payment	—	—	—	—	—	124	—	124
Shares committed to be released by the ESOP	—	16	216	—	—	—	—	232
Stock options expensed	—	132	—	—	—	—	—	132
Earned portion of stock grants	—	—	—	273	—	—	—	273
Purchase of common stock (104,697 shares)	—	—	—	—	—	—	(1,091)	(1,091)

Balance at December 31, 2007	$84	$72,886	$(4,753)	$(1,909)	$(23)	$34,701	$(27,954)	$73,032

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	639	—	639
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $222	—	—	—	—	357	—	—	357

Total comprehensive income	—	—	—	—	—	—	—	996
Dividends	—	—	—	—	—	(786)	—	(786)
Dividends used for ESOP payment	—	—	—	—	—	149	—	149
Shares committed to be released by the ESOP	—	67	216	—	—	—	—	283
Stock options expensed	—	132	—	—	—	—	—	132
Earned portion of stock grants	—	—	—	276	—	—	—	276
MRP vesting		(12)
Exercise of options	—	32	—	—	—	—	—	32
Purchase of common stock (104,913 shares)	—	—	—	—	—	—	(1,387)	(1,387)

Balance at December 31, 2006	$84	$72,390	$(5,185)	$(2,457)	$(252)	$34,782	$(25,136)	$74,226

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$258	$639
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	232	283
Depreciation and amortization expense	330	261
Amortization of premiums (discounts), net on investment securities	8	7
Provision for loan losses	128	30
(Gain) loss on sale of investment securities and mortgage-backed securities, net	—	29
FHLB stock dividends	—	(52)
Amortization of deferred loan fees, net	(121)	(71)
(Gain) on sale of foreclosed real estate, net	(46)	(34)
Deferred tax benefit	705	66
Originations of mortgage loans held for sale	(13,229)	(29,448)
Proceeds from sale of mortgage loans	15,571	29,836
Increase in cash value of life insurance	(110)	(104)
Earned portion of MRP	273	276
Stock options expensed	132	132
Decrease (increase) in:
Accrued interest receivable	145	(50)
Other assets	(4)	3,873
Increase (decrease) in other liabilities and accrued income taxes	(124)	(163)

Net cash provided by (used for) operating activities	4,148	5,510

Cash flows used for investing activities:
Loan originations, net of principal collections	(10,933)	(14,149)
Investment securities classified as available for sale:
Purchased	—	—
Proceeds from sale	4,917	3,965
Proceeds from maturities, calls and prepayments	—	1,000
Purchase of premises and equipment	(128)	(1,754)
Proceeds from sale of (additions to) foreclosed real estate, net	194	41

Net cash provided by (used for) investing activities	(5,950)	(10,897)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,692	11,052
Proceeds from advances from FHLB	40,800	55,700
Repayment of FHLB advances	(47,300)	(62,800)
Purchase of treasury stock	(1,091)	(1,387)
Dividends paid	(769)	(957)
Proceeds from exercise of stock options	—	32

Net cash provided by (used for) financing activities	3,332	1,640

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	1,530	(3,747)
Cash, cash equivalents and interest-earning deposits at beginning of period	7,734	11,956

Cash, cash equivalents and interest-earning deposits at end of period	$9,264	$8,209

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$4,170	$3,550
Interest on FHLB advances	875	1,263
Income taxes	645	495
Real estate acquired in settlement of loans	1,007	—

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 13, 2007. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated ESOP shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended December 31, 2007, stock options to purchase 401,778 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended December 31,		Weighted-Average Shares Outstanding for the Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic earnings per common share	5,840,831	5,990,682	5,860,409	6,015,862
Effect of dilutive stock options	—	3,456	—	5,710

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,840,831	5,994,138	5,860,409	6,021,572

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans is recognized in conformity with the Financial Accounting Standards Board (“FASB”) Statement No. 118. There was no impairment of loans or allowance for loan losses related to impaired loans at December 31, 2007. Other nonaccrual loans at December 31, 2007 were approximately $814,000. For the six months ended December 31, 2007, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $40,000. Interest income from non-accrual loans included in the Company’s interest income amounted to $16,000 for the six months ended December 31, 2007.

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2007:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2007		$1,955
Provision for loan losses		128
Charge-offs	(286)
Recoveries	30

Net (charge-offs)/recoveries		(256)

Balance at December 31, 2007		$1,827

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

At December 31, 2007, we had approximately $3.1 million in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $7.6 million of loans-in-process, $9.2 million in unused standby letters of credit and approximately $19.4 million in unused lines of credit.

(9)	Dividend Declaration

On November 30, 2007, the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of December 31, 2007 and payable on January 11, 2008.

(10)	Stock Incentive Plans

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors. As of December 31, 2007, there were 401,778 options and 192,911 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of December 31, 2007.

	Three Months Ended December 31, 2007
	Shares	Weighted-average exercise price
Outstanding at beginning of period	401,778	$13.69
Granted during the three-month period	—	—
Options exercised	—	—
Outstanding at December 31, 2007	401,778	$13.69
Options exercisable at December 31, 2007	241,083	$13.69

The following information applies to options outstanding at December 31, 2007:

Number outstanding	401,778
Range of exercise prices	$13.69
Weighted-average exercise price	$13.69
Weighted-average remaining contractual life	6.08
Number of options remaining for future issuance	296,972

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 13, 2007.

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

Results of Operations for the Three and Six Months Ended December 31, 2007 and 2006

Net Income

The Company incurred a net loss of $176,000, or ($0.03) per diluted share, for the quarter ended December 31, 2007 compared to net income of $349,000, or $0.06 per diluted share, for the corresponding quarter in 2006. The net loss for the quarter ended December 31, 2007 was attributable to a $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets. The deferred tax asset written down was the charitable contribution carryforward directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003. Management determined that a valuation allowance is prudent because the tax benefit of the contribution may not be fully utilized based on an assessment of future taxable income within the time allowed by the Internal Revenue Service. Excluding this tax charge, core net earnings were $461,000, or $0.08 per diluted share, for the three months ended December 31, 2007 compared to GAAP earnings of $349,000, or $0.06 per diluted share, for the corresponding 2006 period. The increase in core net earnings for the three months ended December 31, 2007 was due to increases in net interest income and noninterest income, combined with a slight decrease in noninterest expense.

For the six months ended December 31, 2007, net income was $258,000, or $0.04 per diluted share, compared to $639,000, or $0.11 per diluted share, for the comparable period in 2006. Excluding the non-cash charge to deferred income tax expense, core net earnings were $895,000, or $0.15 per share, for the six months ended December 31, 2007 compared to GAAP earnings of $639,000, or $0.11, for the corresponding period in 2006. The increase in core net earnings for the six months ended December 31, 2007 was due to increases in net interest income and noninterest income, combined with a decrease in noninterest expense.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$(176)	$349	$258	$639
Net earnings per share, basic	$(0.03)	$0.06	$0.04	$0.11
Net earnings per share, diluted	$(0.03)	$0.06	$0.04	$0.11
Return on average assets (annualized)	(0.21)%	0.42%	0.15%	0.39%
Return on average equity (annualized)	(0.94)%	1.86%	0.70%	1.71%

While core net earnings is not a measure of performance calculated in accordance with GAAP, the Company believes that this measure is important for the three and six month periods ended December 31, 2007 to convey to investors the Company’s earnings for these periods absent the $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets during the quarter ended December 31, 2007. The valuation allowance was related to the charitable contribution carryforward directly attributable to the Company’s contribution to the Jefferson Federal Charitable Foundation in July 2003. The Company calculated its core net earnings for the three and six month periods ended December 31, 2007 by subtracting this $637,000 non-cash charge from net income for the respective periods. Core net earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data calculated in accordance with GAAP. Moreover, the manner in which the Company calculates core net earnings may differ from that of other companies reporting measures with similar names. Reconciliations of the Company’s GAAP and core net earnings for the three and six month periods ended December 31, 2007 follow.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
GAAP net earnings (loss)	$(176)	$349	$258	$639
Plus: non-cash charge to deferred income tax expense	$637	$0	$637	$0

Core net earnings	$461	$349	$895	$639

GAAP earnings (loss) per diluted share	$(0.03)	$0.06	$0.04	$0.11
Plus: non-cash charge to deferred income tax expense	$0.11	$0.00	$0.11	$0.00

Core net earnings per diluted share	$0.08	$0.06	$0.15	$0.11

Net Interest Income

Net interest income before loan loss provision increased $148,000, or 5.3%, to $3.0 million for the quarter ended December 31, 2007 from the corresponding period in 2006. The interest rate spread and net interest margin for the quarter ended December 31, 2007 were 2.95% and 3.72%, respectively, compared to 2.85% and 3.66% for the same period in 2006.

The following table summarizes changes in interest income and expense for the three-month periods ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$5,145	$4,893	$252	5.2%
Investment securities	253	280	(27)	(9.6)%
Interest-earning deposits	61	36	25	69.4%
FHLB stock	32	27	5	18.5%

Total interest income	5,491	5,236	255	4.9%

Interest expense:
Deposits	2,101	1,815	286	15.8%
Borrowings	434	613	(179)	(29.2)%

Total interest expense	2,535	2,428	107	4.4%

Net interest income	$2,956	$2,808	$148	5.3%

For the six months ended December 31, 2007, net interest income increased $300,000, or 5.4%, to $5.9 million. The interest rate spread and net interest margin for the six months ended December 31, 2007 were 2.93% and 3.72%, respectively, compared to 2.85% and 3.64% for the same period in 2006.

The following table summarizes changes in interest income and expense for the six-month periods ended December 31, 2007 and 2006:

	Six Months Ended December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$10,192	$9,627	$565	5.9%
Investment securities	526	593	(67)	(11.3)%
Interest-earning deposits	123	98	25	25.5%
FHLB stock	61	52	9	17.3%

Total interest income	10,902	10,370	532	5.1%

Interest expense:
Deposits	4,170	3,550	620	17.5%
Borrowings	875	1,263	(388)	(30.7)%

Total interest expense	5,045	4,813	232	4.8%

Net interest income	$5,857	$5,557	$300	5.4%

The following table summarizes average balances and average yields and costs:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$282,176	7.23%	$269,631	7.20%	$278,657	7.26%	$265,633	7.19%
Investment securities	24,517	4.09%	29,035	3.83%	25,420	4.10%	30,345	3.88%
Interest-earning deposits	7,052	3.43%	4,069	3.51%	6,684	3.65%	5,138	3.78%
FHLB stock	1,796	7.07%	1,779	6.02%	1,796	6.74%	1,767	5.84%
Deposits	216,306	3.85%	196,821	3.66%	214,448	3.86%	194,189	3.63%
Borrowings	38,223	4.50%	45,907	5.30%	36,671	4.73%	47,795	5.24%

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

	Three Months 2007 Compared to 2006			Six Months 2007 Compared to 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$229	$23	$252	$476	$89	$565
Investment securities	(51)	25	(26)	(109)	44	(65)
Municipals	(1)	—	(1)	(2)	—	(2)
Daily interest-earning deposits and other interest-earning assets	26	4	30	29	5	34

Total interest-earning assets	203	52	255	394	138	532

Interest expense:
Deposits	186	100	286	385	235	620
Borrowings	(94)	(85)	(179)	(274)	(114)	(388)

Total interest-bearing liabilities	92	15	107	111	121	232

Net change in interest income	$111	$37	$148	$283	$17	$300

Total interest income increased $255,000, or 4.9%, to $5.5 million for the three months ended December 31, 2007 and increased $532,000, or 5.1%, to $10.9 million for the six months ended December 31, 2007. The increase in interest income was primarily the result of growth in the average balance of interest-earning assets combined with higher interest rates.

Interest on loans increased $252,000, or 5.2%, to $5.1 million for the three months ended December 31, 2007 and increased $565,000, or 5.9%, to $10.2 million for the six months ended December 31, 2007. The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial loan portfolio, combined with a slight increase in the average yield. The average balance of loans increased $12.5 million, or 4.7%, to $282.2 million for the three months ended December 31, 2007 and increased $13.0 million, or 4.9%, to $278.7 million for the six months ended December 31, 2007.

Interest on investment securities decreased $27,000, or 9.6%, to $253,000 for the three months ended December 31, 2007 and decreased $67,000, or 11.3%, to $526,000 for the six months ended December 31, 2007. The decrease for both periods was the result of a decline in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities declined during both the three and six-month period due to securities being called.

Total interest expense increased $107,000, or 4.4%, to $2.5 million for the three-month period ended December 31, 2007 and increased $232,000, or 4.8%, to $5.0 million for the six-month period ended December 31, 2007. The increase for both periods was due to an increase in the average balance of deposits and higher rates paid on deposits, partially offset by a lower average balance of FHLB advances and lower rates paid on advances.

Interest expense on deposits increased $286,000, or 15.8%, to $2.1 million for the three-month period ended December 31, 2007 and increased $620,000, or 17.5%, to $4.2 million for the six-month period ended December 31, 2007. The increase for both periods was due to an increase in the average balance of money market accounts and certificates of deposit combined with an increase in market interest rates. The increase in the average balance of deposits was primarily the result of marketing efforts and attractive promotional rates related to the opening of a new full-service office in Knoxville, Tennessee. The average rate paid on deposits increased 19 basis points to 3.85% for the three months ended December 31, 2007 and increased 23 basis points to 3.86% for the six months ended December 31, 2007 as a result of higher rates paid on money market accounts and time deposits.

Interest expense on FHLB advances decreased $179,000, or 29.2%, to $434,000 for the three months ended December 31, 2007 compared to the same period in 2006. For the six months ended December 31, 2007, interest expense on FHLB advances decreased $388,000, or 30.7%, to $875,000. The decrease for both periods was due to a lower average balance and lower interest rates. The increase in deposits has reduced our reliance on FHLB borrowings during the three and six months ended December 31, 2007.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs for the three and six month periods ended December 31, 2007 amounted to $188,000 and $256,000, respectively, compared to $66,000 and $94,000 for the comparable periods in 2006. The provision for loan losses for the three and six month periods ended December 31, 2007 totaled $60,000 and $128,000, respectively, compared to $30,000 for both the three and six months ended December 31, 2006. The increase in provision for loan losses reflects growth in commercial loans. Nonperforming loans totaled $814,000 at December 31, 2007 compared to $526,000 at December 31, 2006.

Noninterest Income

Noninterest income increased $37,000, or 11.9%, to $347,000 for the three months ended December 31, 2007 compared to $310,000 for the corresponding period in 2006. Service charges and fee income increased $27,000, or 21.3%, to $154,000 as a result of increased non-sufficient fund (“NSF”) fees. There was no loss on sale of investment securities recorded in the three-month period ended December 31, 2007 compared to a loss of $30,000 for the same period in 2006. There was no gain on sale of foreclosed property for the three months ended December 31, 2007 compared to $21,000 for the same period in 2006. Mortgage origination fee income remained relatively steady at $98,000 for the three months ended December 31, 2007.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2007 compared to the same period in 2006.

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$11	$17	$(6)	(35.3)%
Mortgage origination fee income	98	102	(4)	(3.9)%
Service charges and fees	154	127	27	21.3%
Gain (loss) on sale of investment securities, net	—	(30)	30	(100.0)%
Gain on sale of foreclosed real estate, net	—	21	(21)	(100.0)%
BOLI increase in cash value	55	53	2	3.8%
Other	29	20	9	45.0%

Total noninterest income	$347	$310	$37	11.9%

Noninterest income increased $62,000, or 8.9%, to $759,000 for the six months ended December 31, 2007 compared to $697,000 for the corresponding period in 2006. Service charges and fee income increased $58,000, or 23.2%, to $308,000 primarily as a result of increased NSF fees. Gain on sale of foreclosed property was $46,000 for the six months ended December 31, 2007 compared to $34,000 for same period in 2006. Mortgage origination fee income decreased $29,000, or 11.5%, to $223,000 for the six months ended December 31, 2007 due to a lower volume of loan originations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2007 compared to the same period in 2006.

	Six Months Ended December 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$19	$47	$(28)	(59.6)%
Mortgage origination fee income	223	252	(29)	(11.5)%
Service charges and fees	308	250	58	23.2%
Gain (loss) on sale of investment securities, net	—	(29)	29	(100.0)%
Gain on sale of foreclosed real estate, net	46	34	12	35.3%
BOLI increase in cash value	110	105	5	4.8%
Other	53	38	15	39.5%

Total noninterest income	$759	$697	$62	8.9%

Noninterest Expense

Noninterest expense remained relatively unchanged at $2.5 million for the three-month period ended December 31, 2007. Compensation and benefits expense decreased $67,000, or 4.5%, to $1.4 million for the three months ended December 31, 2007. There were 87 full-time employees at December 31, 2007 compared to 95 full-time employees at December 31, 2006. Advertising expense increased $56,000, or 86.2%, to $121,000 for the three months ended December 31, 2007 as a result of deposit product marketing campaigns. Occupancy expense increased $28,000, or 19.3%, due primarily to expenses associated with the new branch office in Knoxville, Tennessee.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2007 compared to the same period in 2006.

	Three Months Ended December 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Compensation and benefits	$1,431	$1,498	$(67)	(4.5)%
Occupancy expense	173	145	28	19.3%
Equipment and data processing expense	362	372	(10)	(2.7)%
Deposit insurance premiums	7	6	1	16.7%
Advertising	121	65	56	86.2%
Other	444	453	(9)	(2.0)%

Total noninterest expense	$2,538	$2,539	$(1)	(0.0)%

Noninterest expense decreased $98,000, or 1.9%, to $5.1 million for the six-month period ended December 31, 2007, primarily due to a decrease in compensation and benefits expense. Compensation and benefits expense decreased $166,000, or 5.5%, to $2.9 million for the six months ended December 31, 2007 due to a lower number of employees.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2007 compared to the same period in 2006.

	Six Months Ended December 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Compensation and benefits	$2,875	$3,041	$(166)	(5.5)%
Occupancy expense	344	302	42	13.9%
Equipment and data processing expense	721	716	5	0.7%
DIF deposit insurance premiums	13	12	1	8.3%
Advertising	216	234	(18)	(7.7)%
Other	938	900	38	4.2%

Total noninterest expense	$5,107	$5,205	$(98)	(1.9)%

Income Taxes

Income tax expense for the three months ended December 31, 2007 was $881,000 compared to $200,000 for the same period in 2006. Income tax expense for the six months ended December 31, 2007 was $1.1 million compared to $380,000 for the same period in 2006. The increase in income tax expense for both periods was due to the non-cash charge to deferred income tax expense to establish a valuation allowance against the charitable contribution carryforward. As previously mentioned, the carryforward is directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003.

Financial Condition

Overview

At December 31, 2007, total assets were $344.2 million, an increase of $4.4 million compared to $339.7 million at June 30, 2007. The increase in assets was attributable to a $10.1 million increase in loans, funded primarily by an $11.7 million increase in deposits.

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $9.3 million at December 31, 2007 compared to $7.7 million at June 30, 2007. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Our investment portfolio consists primarily of federal agency securities with maturities of seven years or less, and municipal securities. Investment securities decreased $4.6 million, or 16.7%, to $22.7 million due primarily to calls and maturities of investment securities during the six-month period. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $38,000, or $23,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$18,424	$5	$(20)	$18,409
Municipals	4,329	5	(28)	4,306

Total securities available-for-sale	$22,753	$10	$(48)	$22,715

Weighted-average rate	4.01%

At June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$23,339	$—	$(278)	$23,061
Municipals	4,338	1	(122)	4,217

Total securities available-for-sale	$27,677	$1	$(400)	$27,278

Weighted-average rate	3.96%

Loans

Net loans increased $10.1 million to $284.9 million at December 31, 2007 primarily due to an increase in real estate loans and commercial business loans. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $232.4 million, or 80.9% of total loans, at December 31, 2007 compared to $225.5 million, or 81.4% of total loans, at June 30, 2007. Commercial business loans increased $4.4 million, or 10.5%, to $46.0 million at December 31, 2007, while consumer loans decreased $1.3 million, or 13.0%, to $8.7 million. The decline in consumer loans was largely attributable to a decrease in indirect automobile loans.

Loans receivable, net, are summarized as follows:

	At December 31, 2007		At June 30, 2007
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$67,106	23.4%	$69,693	25.1%	$(2,587)	(3.7)%
Home equity line of credit	5,773	2.0%	5,470	2.0%	303	5.5%
Commercial	90,809	31.6%	86,929	31.4%	3,880	4.5%
Multi-family	7,877	2.7%	8,182	3.0%	(305)	(3.7)%
Construction	17,679	6.2%	21,634	7.8%	(3,955)	(18.3)%
Land	43,136	15.0%	33,604	12.1%	9,532	28.4%

Total real estate loans	232,380	80.9%	225,512	81.4%	6,868	3.0%

Commercial business loans	46,045	16.0%	41,667	15.0%	4,378	10.5%

Consumer loans:
Automobile loans	4,972	1.7%	6,423	2.3%	(1,451)	(22.6)%
Mobile home loans	56	0.0%	82	0.0%	(26)	(31.7)%
Loans secured by deposits	1,096	0.4%	978	0.4%	118	12.1%
Other consumer loans	2,598	0.9%	2,540	0.9%	58	2.3%

Total consumer loans	8,722	3.0%	10,023	3.6%	(1,301)	(13.0)%

Total gross loans	287,147	100.0%	277,202	100.0%	9,945	3.6%

Less:
Deferred loan fees, net	(371)		(366)		(5)	1.4%
Allowance for losses	(1,827)		(1,955)		128	(6.5)%

Loans receivable, net	$284,949		$274,881		$10,068	3.7%

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

The allowance for loan losses was $1.8 million at December 31, 2007 compared to $2.0 million at June 30, 2007. Our allowance for loan losses represented 0.64% of total loans and 224.45% of nonperforming loans at December 31, 2007 compared to 0.71% of total loans and 778.88% of nonperforming loans at June 30, 2007.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$1,955	$2,144	$1,955	$2,172
Provision for loan losses	60	30	128	30
Recoveries	20	17	30	42
Charge-offs	(208)	(83)	(286)	(136)

Net charge-offs	(188)	(66)	(256)	(94)

Allowance at end of period	$1,827	$2,108	$1,827	$2,108

Net charge-offs to average outstanding loans during the period, annualized	0.27%	0.10%	0.18%	0.07%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans totaled $814,000 at December 31, 2007 compared to $251,000 at June 30, 2007 primarily due to a large commercial relationship that was moved to nonaccrual status during the three months ended December 31, 2007. Foreclosed real estate amounted to $1.1 million at December 31, 2007 compared to $275,000 at June 30, 2007. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$280	$251
Commercial business	534	—
Consumer	—	—

Total nonaccrual loans	814	251
Real estate owned	1,107	275
Other repossessed assets	—	—

Total nonperforming assets	$1,921	$526

Total nonperforming assets to total assets	0.56%	0.15%
Total nonperforming loans to total loans	0.28%	0.09%
Allowance for loan losses to total nonperforming loans	224.45%	778.88%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2007 was $5.8 million.

Deposits

Total deposits increased $11.7 million, or 5.3%, to $231.8 million at December 31, 2007 primarily as a result of marketing efforts and attractive promotional rates related to the opening of our second branch in Knoxville, Tennessee during the six months ended December 31, 2007. The increase in deposits has reduced our reliance on FHLB advances during the six months ended December 31, 2007. Certificates of deposit increased $3.2 million, or 2.3%, to $143.5 million and money market accounts increased $8.1 million, or 19.5%, to $49.4 million primarily due to promotional rates and customer preference for higher-yielding accounts. Checking accounts increased $1.9 million, or 11.4%, to $18.1 million as a result of our emphasis on increasing the number of checking accounts.

	December 31, 2007	June 30, 2007	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$12,223	$12,561	$(338)	(2.7)%
NOW accounts	18,088	16,230	1,858	11.4%
Savings accounts	8,630	9,690	(1,060)	(10.9)%
Money market accounts	49,371	41,312	8,059	19.5%
Certificates of deposit	143,462	140,289	3,173	2.3%

	$231,774	$220,082	$11,692	5.3%

Advances

FHLB advances decreased $6.5 million to $38.3 million at December 31, 2007 as lower costing deposits were used to fund loan growth and more expensive FHLB advances were repaid. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity

Stockholders’ equity decreased $612,000 to $73.0 million at December 31, 2007 due primarily to the repurchase of shares in the amount of $1.1 million. Stock repurchases for the three months ended December 31, 2007 totaled 88,066 shares at an average cost of $10.17 per share. On February 24, 2006, the Company announced its third stock repurchase program in which up to 690,261 shares of the Company’s outstanding common stock, may be repurchased. At December 31, 2007, 227,879 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At December 31, 2007, the adjustment to stockholders’ equity was a net unrealized loss of $23,000 compared to a net unrealized loss of $246,000 at June 30, 2007. The Company paid a $0.06 per share dividend to shareholders during the quarter ended December 31, 2007 totaling $379,000.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $1.8 million and interest-earning deposits totaled $7.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.7 million at December 31, 2007. In addition, at December 31, 2007, our advance agreement with the FHLB provided us with the ability to borrow a total of approximately $53.1 million from the FHLB of Cincinnati. In the six-month period ended December 31, 2007, FHLB advances decreased $6.5 million to $38.3 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At December 31, 2007, we had approximately $3.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.6 million in loans-in-process primarily related to undisbursed proceeds of construction loans, $9.2 million in unused standby letters of credit and approximately $19.4 million in unused lines of credit. We had $126.7 million in certificates of deposit due within one year and $88.3 million in other deposits without specific maturities at December 31, 2007. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $11.7 million during the six-month period ended December 31, 2007.

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

For the three months ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at December 31, 2007 and June 30, 2007:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At December 31, 2007
Total Capital
(To Risk Weighted Assets)	$66,792	24.2%	$22,068	>	8.0%	$27,586	>	10.0%

Core Capital
(To Tangible Assets)	65,002	19.0%	13,695	>	4.0%	17,118	>	5.0%

Tangible Capital (To Tangible Assets)	65,002	19.0%	5,135	>	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	65,002	23.6%	N/A			16,551	>	6.0%

At June 30, 2007
Total Capital (To Risk Weighted Assets)	$67,123	25.5%	$21,099	>	8.0%	$26,374	>	10.0%

Core Capital (To Tangible Assets)	65,205	19.3%	13,496	>	4.0%	16,870	>	5.0%

Tangible Capital (To Tangible Assets)	65,205	19.3%	5,061	>	1.5%	N/A

Tier 1 Capital (To Risk Weighted Assets)	65,205	24.7%	N/A			15,824	>	6.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
October 1, 2007 through October 31, 2007	—	$0.00	—	315,945	(1)
Month #2
November 1, 2007 through November 30, 2007	54,192	$10.05	54,192	261,753	(1)
Month #3
December 1, 2007 through December 31, 2007	33,874	$10.37	33,874	227,879	(1)
Total	88,066	$10.17	88,066	227,879

(1)

On February 24, 2006, the Company announced a Stock Repurchase Program under which the Company may repurchase an additional 690,261 shares of the Company's common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 25, 2007. The results of the vote on the matters presented at the meeting is as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Dr. Terry M. Brimer	5,142,885	241,055
H. Scott Reams	4,442,456	941,484

2.	The appointment of Craine, Thompson & Jones, P.C. as auditors for the Company for the fiscal year ending June 30, 2007 was ratified by stockholders by the following vote:

For 5,287,214; Against 77,511; Abstain 19,215

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 11, 2008	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

February 11, 2008	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary