Form 10-Q
period 2008-03-31
JEFFERSON BANCSHARES INC
filed 2008-05-09
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At May 9, 2008, the registrant had 6,207,702 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets

Cash and cash equivalents	$1,856	$1,955
Interest-earning deposits	12,333	4,802
Fed funds sold	1,646	977
Investment securities classified as available-for-sale, net	9,045	27,278
Federal Home Loan Bank stock	1,843	1,796
Bank owned life insurance	5,868	5,702
Loans receivable, net of allowance for loan losses of $1,805 at March 31, 2008 and $1,955 at June 30, 2007	282,075	274,881
Loans held-for-sale	789	2,468
Premises and equipment, net	15,324	15,572
Foreclosed real estate, net	407	275
Accrued interest receivable:
Investments	97	299
Loans receivable	1,243	1,414
Deferred tax asset	683	1,606
Other assets	747	678

Total assets	$333,956	$339,703

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$12,836	$12,561
Interest-bearing	214,728	207,521
Federal Home Loan Bank advances	33,000	44,800
Other liabilities	951	1,120
Accrued income taxes	—	57

Total liabilities	261,515	266,059

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,446,375 shares issued and 6,207,865 shares outstanding at March 31, 2008 and 6,411,586 shares outstanding at June 30, 2007	84	84
Additional paid-in capital	72,953	72,738
Unearned ESOP shares	(4,645)	(4,969)
Unearned compensation	(1,784)	(2,182)
Accumulated other comprehensive income	25	(246)
Retained earnings	34,824	35,082
Treasury stock, at cost; 2,238,510 shares at March 31, 2008 and 2,034,789 shares at June 30, 2007	(29,016)	(26,863)

Total stockholders’ equity	72,441	73,644

Total liabilities and stockholders’ equity	$333,956	$339,703

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Interest income:
Interest on loans receivable	$4,972	$4,895	$15,164	$14,522
Interest on investment securities	152	262	678	855
Other interest	74	60	258	210

Total interest income	5,198	5,217	16,100	15,587

Interest expense:
Deposits	1,926	1,840	6,096	5,390
Advances from FHLB	367	541	1,242	1,804

Total interest expense	2,293	2,381	7,338	7,194

Net interest income	2,905	2,836	8,762	8,393
Provision for loan losses	243	—	371	30

Net interest income after provision for loan losses	2,662	2,836	8,391	8,363

Noninterest income:
Dividends from investments	12	8	31	55
Mortgage origination fee income	46	102	269	354
Service charges and fees	223	133	531	383
Gain on sale of fixed assets	1	—	1	—
Gain on sale of investment securities, net	—	—	—	(29)
Gain on sale of foreclosed real estate, net	5	1	51	35
BOLI increase in cash value	56	53	166	158
Other	35	27	88	65

Total noninterest income	378	324	1,137	1,021

Noninterest expense:
Compensation and benefits	1,287	1,485	4,162	4,526
Occupancy expense	175	139	519	441
Equipment and data processing expense	363	323	1,084	1,039
DIF premiums	6	6	19	18
Advertising	5	46	221	280
Other	454	450	1,392	1,350

Total noninterest expense	2,290	2,449	7,397	7,654

Earnings before income taxes	750	711	2,131	1,730

Income taxes:
Current	205	181	623	495
Deferred	50	76	755	142

Total income taxes	255	257	1,378	637

Net earnings	$495	$454	$753	$1,093

Net earnings per share, basic	$0.09	$0.07	$0.13	$0.18

Net earnings per share, diluted	$0.09	$0.07	$0.13	$0.18

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2008 and 2007 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:
Net earnings	—	—	—	—	—	753	—	753
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $168	—	—	—	—	271	—	—	271

Total comprehensive income	—	—	—	—	—	—	—	1,024
Dividends	—	—	—	—	—	(1,135)	—	(1,135)
Dividends used for ESOP payment	—	—	—	—	—	124	—	124
Shares committed to be released by the ESOP	—	18	324	—	—	—	—	342
Stock options expensed	—	197	—	—	—	—	—	197
Earned portion of stock grants	—	—	—	398	—	—	—	398
Purchase of common stock (203,721 shares)	—	—	—	—	—	—	(2,153)	(2,153)

Balance at March 31, 2008	$84	$72,953	$(4,645)	$(1,784)	$25	$34,824	$(29,016)	$72,441

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	1,093	—	1,093
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $253	—	—	—	—	407	—	—	407

Total comprehensive income	—	—	—	—	—	—	—	1,500
Dividends	—	—	—	—	—	(1,173)	—	(1,173)
Dividends used for ESOP payment	—	—	—	—	—	149	—	149
Shares committed to be released by the ESOP	—	97	324	—	—	—	—	421
Stock options expensed	—	199	—	—	—	—	—	199
Earned portion of stock grants	—	—	—	415	—	—	—	415
MRP vesting	—	(13)	—	—	—	—	—	(13)
Exercise of options	—	160	—	—	—	—	—	160
Tax benefit from exercise of nonqualifying stock options	—	46	—	—	—	—	—	46
Purchase of common stock (198,471 shares)	—	—	—	—	—	—	(2,590)	(2,590)

Balance at March 31, 2007	$84	$72,660	$(5,077)	$(2,318)	$(202)	$34,849	$(26,339)	$73,657

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$753	$1,093
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	342	421
Depreciation and amortization expense	491	392
Amortization of premiums (discounts), net on investment securities	11	11
Provision for loan losses	371	30
(Gain) loss on sale of fixed assets	(1)	—
(Gain) loss on sale of investment securities and mortgage-backed securities, net	—	29
FHLB stock dividends	(23)	(52)
Amortization of deferred loan fees, net	(185)	(113)
(Gain) on sale of foreclosed real estate, net	(51)	(35)
Deferred tax expense	755	142
Tax benefit from stock options and MRP	—	46
Originations of mortgage loans held for sale	(18,211)	(38,359)
Proceeds from sale of mortgage loans	19,890	38,963
Increase in cash value of life insurance	(166)	(158)
Earned portion of MRP	398	415
Stock options expensed	197	199
Decrease (increase) in:
Accrued interest receivable	373	77
Other assets	(69)	3,592
Increase (decrease) in other liabilities and accrued income taxes	(212)	(283)

Net cash provided by (used for) operating activities	4,663	6,410

Cash flows used for investing activities:
Loan originations, net of principal collections	(7,565)	(12,388)
Investment securities classified as available for sale:
Purchased	—	—
Proceeds from sale	1,000	3,965
Proceeds from maturities, calls and prepayments	17,662	1,145
Purchase of premises and equipment	(243)	(2,857)
Proceeds from sale of (additions to) foreclosed real estate, net	203	41

Net cash provided by (used for) investing activities	11,057	(10,094)

Cash flows from financing activities:
Net increase (decrease) in deposits	7,482	20,089
Proceeds from advances from FHLB	45,100	63,500
Repayment of FHLB advances	(56,900)	(79,600)
Purchase of treasury stock	(2,153)	(2,590)
Dividends paid	(1,148)	(1,348)
Proceeds from exercise of stock options	—	160

Net cash provided by (used for) financing activities	(7,619)	211

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	8,101	(3,473)
Cash, cash equivalents and interest-earning deposits at beginning of period	7,734	11,956

Cash, cash equivalents and interest-earning deposits at end of period	$15,835	$8,483

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$6,080	$5,272
Interest on FHLB advances	$1,242	$1,804
Income taxes	$880	$570
Real estate acquired in settlement of loans	$423	$90

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 13, 2007. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated ESOP shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended March 31, 2008, stock options to purchase 401,778 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended March 31,		Weighted-Average Shares Outstanding for the Nine Months Ended March 31,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic earnings per common share	5,763,588	5,958,765	5,828,374	5,997,108
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,763,588	5,958,765	5,828,374	5,997,108

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans is recognized in conformity with Financial Accounting Standards Board (“FASB”) Statement No. 118. There was no impairment of loans or allowance for loan losses related to impaired loans at March 31, 2008. Other nonaccrual loans at March 31, 2008 were approximately $386,000. For the nine months ended March 31, 2008, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $23,000. Interest income from non-accrual loans included in the Company’s interest income amounted to $12,000 for the nine months ended March 31, 2008.

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2008:

Allowance for Loan Losses
(Dollars in thousands)
Balance at June 30, 2007	$1,955
Provision for loan losses	371
Charge-offs	(585)
Recoveries	64

Net (charge-offs)/recoveries	(521)

Balance at March 31, 2008	$1,805

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

At March 31, 2008, we had approximately $7.3 million in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $7.6 million of loans-in-process, $9.4 million in unused standby letters of credit and approximately $21.6 million in unused lines of credit.

(9)	Dividend Declaration

On February 28, 2008 the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of March 31, 2008 and payable on April 11, 2008.

(10)	Stock Incentive Plans

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors of Jefferson Federal and Jefferson Bancshares. As of March 31, 2008, there were 401,778 options and 192,911 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of March 31, 2008.

	Three Months Ended March 31, 2008
	Shares	Weighted- average exercise price
Outstanding at beginning of period	401,778	$13.69
Granted during the three-month period	—	—
Options exercised	—	—
Outstanding at March 31, 2008	401,778	$13.69

Options exercisable at March 31, 2008	321,434	$13.69

The following information applies to options outstanding at March 31, 2008:

Number outstanding	401,778
Range of exercise prices	$13.69
Weighted-average exercise price	$13.69
Weighted-average remaining contractual life	5.83
Number of options remaining for future issuance	296,972

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

Private Securities Litigation Reform Act Safe Harbor Statement

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; but rather, are statements based on Jefferson Bancshares’ current expectations regarding its business strategies and their intended results and the Company’s future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

Results of Operations for the Three and Nine Months Ended March 31, 2008 and 2007

Net Income

Net income was $495,000, or $0.09 per diluted share, for the quarter ended March 31, 2008 compared to net income of $454,000, or $0.07 per diluted share, for the corresponding quarter in 2007. The increase in net income for the three months ended March 31, 2008 was due to increases in net interest income and noninterest income, as well as a decrease in noninterest expense more than offsetting an increase in the provision for loan losses.

For the nine months ended March 31, 2008, net income was $753,000, or $0.13 per diluted share, compared to $1.1 million, or $0.18 per diluted share, for the comparable period in 2007. Net income for the current nine-month period was negatively impacted by a $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets. The deferred tax asset written down was the charitable contribution carryforward directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003. Management determined that a valuation allowance was prudent because the tax benefit of the contribution may not be fully utilized based on an assessment of the Company’s future taxable income within the time allowed by the Internal Revenue Service. Excluding the non-cash charge to deferred income tax expense, core net earnings were $1.4 million, or $0.24 per share, for the nine months ended March 31, 2008 compared to earnings of $1.1 million, or $0.18, for the corresponding period in 2007. The increase in core net earnings for the nine months ended March 31, 2008 was due to increases in net interest income and noninterest income, as well as a decrease in noninterest expense more than offsetting an increase in the provision for loan losses.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$495	$454	$753	$1,093
Net earnings per share, basic	$0.09	$0.07	$0.13	$0.18
Net earnings per share, diluted	$0.09	$0.07	$0.13	$0.18
Return on average assets (annualized)	0.59%	0.55%	0.30%	0.44%
Return on average equity (annualized)	2.71%	2.46%	1.36%	1.96%

While core net earnings is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company believes that this measure is important for the nine-month period ended March 31, 2008 to convey to investors the Company’s earnings for this period absent the $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets during the second quarter of fiscal 2008. As discussed above, the valuation allowance was related to the charitable contribution carryforward directly attributable to the Company’s contribution to the Jefferson Federal Charitable Foundation in July 2003. The Company calculated its core net earnings for the nine month period ended March 31, 2008 by subtracting this $637,000 non-cash charge from net income for the period. Core net earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data calculated in accordance with GAAP. Moreover, the manner in which the Company calculates core net earnings may differ from that of other companies reporting measures with similar names. A reconciliation of the Company’s GAAP and core net earnings for the nine month period ended March 31, 2008 is set forth below.

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
GAAP net earnings	$753	$1,093
Plus: non-cash charge to deferred income tax expense	637	—

Core net earnings	$1,390	$1,093

GAAP earnings per diluted share	$0.13	$0.18
Plus: non-cash charge to deferred income tax expense	$0.11	$0.00

Core net earnings per diluted share	$0.24	$0.18

Net Interest Income

Net interest income before loan loss provision increased $69,000, or 2.4%, to $2.9 million for the quarter ended March 31, 2008 from the corresponding period in 2007. The interest rate spread and net interest margin for the quarter ended March 31, 2008 were 3.01% and 3.75%, respectively, compared to 2.98% and 3.79%, respectively, for the same period in 2007.

The following table summarizes changes in interest income and expense for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,972	$4,895	$77	1.6%
Investment securities	152	262	(110)	(42.0)%
Interest-earning deposits	50	32	18	56.3%
FHLB stock	24	28	(4)	(14.3)%

Total interest income	5,198	5,217	(19)	(0.4)%

Interest expense:
Deposits	1,926	1,840	86	4.7%
Borrowings	367	541	(174)	(32.2)%

Total interest expense	2,293	2,381	(88)	(3.7)%

Net interest income	$2,905	$2,836	$69	2.4%

For the nine months ended March 31, 2008, net interest income increased $369,000, or 4.4%, to $8.8 million. The interest rate spread and net interest margin for the nine months ended March 31, 2008 were 2.97% and 3.73%, respectively, compared to 2.89% and 3.69%, respectively, for the same period in 2007.

The following table summarizes changes in interest income and expense for the nine-month periods ended March 31, 2008 and 2007:

	Nine Months Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$15,164	$14,522	$642	4.4%
Investment securities	678	855	(177)	(20.7)%
Interest-earning deposits	173	130	43	33.1%
FHLB stock	85	80	5	6.3%

Total interest income	16,100	15,587	513	3.3%

Interest expense:
Deposits	6,096	5,390	706	13.1%
Borrowings	1,242	1,804	(562)	(31.2)%

Total interest expense	7,338	7,194	144	2.0%

Net interest income	$8,762	$8,393	$369	4.4%

The following table summarizes average balances and average yields and costs:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$286,548	6.98%	$269,981	7.35%	$281,287	7.17%	$267,082	7.24%
Investment securities	15,569	3.93%	27,272	3.90%	22,136	4.08%	29,321	3.88%
Interest-earning deposits	7,990	2.52%	4,364	2.97%	7,119	3.23%	4,939	3.51%
FHLB stock	1,800	5.36%	1,806	6.29%	1,797	6.30%	1,780	5.99%
Deposits	214,248	3.62%	199,961	3.73%	214,381	3.78%	196,113	3.66%
Borrowings	35,696	4.14%	42,133	5.21%	36,346	4.55%	45,907	5.23%

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

	Three Months Ended March 31, 2008 Compared to 2007			Nine Months Ended March 31, 2008 Compared to 2007
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$257	$(180)	$77	$764	$(122)	$642
Investment securities	(121)	12	(109)	(232)	58	(174)
Municipals	(2)	1	(1)	(4)	1	(3)
Daily interest-earning deposits and other interest-earning assets	21	(7)	14	53	(5)	48

Total interest-earning assets	155	(174)	(19)	581	(68)	513

Interest expense:
Deposits	127	(41)	86	514	192	706
Borrowings	(76)	(98)	(174)	(346)	(216)	(562)

Total interest-bearing liabilities	51	(139)	(88)	168	(24)	144

Net change in interest income	$104	$(35)	$69	$413	$(44)	$369

Total interest income decreased $19,000, to $5.2 million for the three months ended March 31, 2008 due to a lower average yield on interest-earning assets more than offsetting an increase in the average balance of interest-earning assets. For the nine months ended March 31, 2008 interest income increased $513,000, or 3.3%, to $16.1 million as a result of growth in the average balance of interest-earning assets more than offsetting a decline in the average yield.

Interest on loans increased $77,000, or 1.6%, to $5.0 million for the three months ended March 31, 2008 and increased 642,000, or 4.4%, to $15.2 million for the nine months ended March 31, 2008.

The increase in interest on loans is the result of a higher average balance, primarily due to growth in the commercial loan portfolio, combined with a decrease in the average yield. The average balance of loans increased $16.6 million, or 6.1%, to $286.5 million for the three months ended March 31, 2008 and increased $14.2 million, or 5.3%, to $281.3 million for the nine months ended March 31, 2008. The decrease in the average yield on loans was primarily the result of decreases in the prime lending rate.

Interest on investment securities decreased $110,000, or 42.0%, to $152,000 for the three months ended March 31, 2008 and decreased $177,000, or 20.7%, to $678,000 for the nine months ended March 31, 2008. The decrease for both periods was the result of a decline in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities declined during both the three and nine-month period due to securities being called.

Total interest expense decreased $88,000, or 3.7%, to $2.3 million for the three-month period ended March 31, 2008 primarily due to a 30 basis point decline in the rate paid on interest-bearing liabilities resulting from decreases in short term interest rates. Interest expense increased $144,000, or 2.0%, to $7.3 million for the nine-month period ended March 31, 2008 as a result of an increase in the average balance of interest-bearing liabilities due to deposit growth.

Interest expense on deposits increased $86,000, or 4.7%, to $1.9 million for the three-month period ended March 31, 2008 due primarily to an increase in the average balance of money market accounts and certificates of deposit. For the nine months ended March 31, 2008 interest expense on deposits increased $706,000, or 13.1%, to $6.1 million as the result of an increase in the average balance of money market accounts and certificates of deposit, combined with an increase in the market interest rates. The increase in the average balance of deposits was primarily the result of marketing efforts and competitive pricing.

Interest expense on FHLB advances decreased $174,000, or 32.2%, to $367,000 for the three months ended March 31, 2008 compared to the same period in 2007. For the nine months ended March 31, 2008, interest expense on FHLB advances decreased $562,000, or 31.2%, to $1.2 million. The decrease for both periods was due to a lower average balance and lower interest rates.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. Net charge-offs for the three- and nine-month periods ended March 31, 2008 amounted to $265,000 and $521,000, respectively, compared to $60,000 and $154,000, respectively, for the comparable periods in 2007. The provision for loan losses for the three- and nine-month periods ended March 31, 2008 totaled $243,000 and $371,000, respectively, compared to no provision and $30,000, respectively, for the corresponding periods in 2007. The increase in provision for loan losses reflects growth in commercial loans and current economic conditions. Nonperforming loans totaled $386,000 at March 31, 2008 compared to $333,000 at March 31, 2007.

Noninterest Income

Noninterest income increased $54,000, or 16.7%, to $378,000 for the three months ended March 31, 2008 compared to $324,000 for the corresponding period in 2007. Service charges and fee income increased $90,000, or 67.7%, to $223,000 for the three months ended March 31, 2008 due to the implementation of a new overdraft program. Mortgage origination fee income decreased $56,000, or 54.9%, to $46,000 for the three months ended March 31, 2008 due to a lower volume of loan originations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2008 compared to the same period in 2007.

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$12	$8	$4	50.0%
Mortgage origination fee income	46	102	(56)	(54.9)%
Service charges and fees	223	133	90	67.7%
Gain on sale of fixed assets	1	—	1	NM
Gain on sale of foreclosed real estate, net	5	1	4	400.0%
BOLI increase in cash value	56	53	3	5.7%
Other	35	27	8	29.6%

Total noninterest income	$378	$324	$54	16.7%

Noninterest income increased $116,000, or 11.4%, to $1.1 million for the nine months ended March 31, 2008 compared to $1.0 million for the corresponding period in 2007. Service charges and fee income increased $148,000, or 38.6%, to $531,000 for the nine months ended March 31, 2008 due to the implementation of a new overdraft program. Mortgage origination fee income decreased $85,000, or 24.0%, to $269,000 for the nine months ended March 31, 2008 due to a lower volume of loan originations.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2008 compared to the same period in 2007.

	Nine Months Ended March 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$31	$55	$(24)	(43.6)%
Mortgage origination fee income	269	354	(85)	(24.0)%
Service charges and fees	531	383	148	38.6%
Gain on sale of fixed assets	1	—	1	NM
Gain (loss) on sale of investment securities, net	—	(29)	29	(100.0)%
Gain on sale of foreclosed real estate, net	51	35	16	45.7%
BOLI increase in cash value	166	158	8	5.1%
Other	88	65	23	35.4%

Total noninterest income	$1,137	$1,021	$116	11.4%

Noninterest Expense

Noninterest expense decreased $159,000, or 6.5%, to $2.3 million for the three-month period ended March 31, 2008. Compensation and benefits expense decreased $198,000, or 13.3%, to $1.3 million for the three months ended March 31, 2008 due in part to a lower number of employees. Occupancy expense and equipment and data processing expense increased due primarily to expenses associated with the new branch office in Knoxville, Tennessee.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2008 compared to the same period in 2007.

	Three Months Ended March 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Compensation and benefits	$1,287	$1,485	$(198)	(13.3)%
Occupancy expense	175	139	36	25.9%
Equipment and data processing expense	363	323	40	12.4%
Deposit insurance premiums	6	6	—	0.0%
Advertising	5	46	(41)	(89.1)%
Other	454	450	4	0.9%

Total noninterest expense	$2,290	$2,449	$(159)	(6.5)%

Noninterest expense decreased $257,000, or 3.4%, to $7.4 million for the nine-month period ended March 31, 2008, primarily due to a decrease in compensation and benefits expense. Compensation and benefits expense decreased $364,000, or 8.0%, to $4.2 million for the nine months ended March 31, 2008 due to a lower number of employees. Occupancy expense and equipment and data processing expense increased due primarily to expenses associated with the new branch office in Knoxville, Tennessee.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2008 compared to the same period in 2007.

	Nine Months Ended March 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Compensation and benefits	$4,162	$4,526	$(364)	(8.0)%
Occupancy expense	519	441	78	17.7%
Equipment and data processing expense	1,084	1,039	45	4.3%
DIF deposit insurance premiums	19	18	1	5.6%
Advertising	221	280	(59)	(21.1)%
Other	1,392	1,350	42	3.1%

Total noninterest expense	$7,397	$7,654	$(257)	(3.4)%

Income Taxes

Income tax expense for the three months ended March 31, 2008 was $255,000 compared to $257,000 for the same period in 2007. Income tax expense for the nine months ended March 31, 2008 was $1.4 million compared to $637,000 for the same period in 2007. The increase in income tax expense for the nine-month period was due to the non-cash charge to deferred income tax expense to establish a valuation allowance against the charitable contribution carryforward. As previously mentioned, the carryforward is directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $15.8 million at March 31, 2008 compared to $7.7 million at June 30, 2007. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Our investment portfolio consists primarily of federal agency securities with maturities of seven years or less, and municipal securities. Investment securities decreased $18.2 million, or 66.8%, to $9.0 million due primarily to calls and maturities of investment securities during the nine-month period ended March 31, 2008. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $40,000, or $25,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At March 31, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$5,150	$16	$—	$5,166
Municipals	3,855	25	(1)	3,879

Total securities available-for-sale	$9,005	$41	$(1)	$9,045

Weighted-average rate	3.71%

At June 30, 2007

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$23,339	$—	$(278)	$23,061
Municipals	4,338	1	(122)	4,217

Total securities available-for-sale	$27,677	$1	$(400)	$27,278

Weighted-average rate	3.96%

Loans

Net loans increased $7.2 million to $282.1 million at March 31, 2008 primarily due to an increase in real estate loans and commercial business loans. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $229.2 million, or 80.6% of total loans, at March 31, 2008 compared to $225.5 million, or 81.4% of total loans, at June 30, 2007. Commercial business loans increased $5.0 million, or 12.0%, to $46.7 million at March 31, 2008, while consumer loans decreased $1.7 million, or 16.7%, to $8.3 million at that date. The decline in consumer loans was largely attributable to a decrease in indirect automobile loans.

Loans receivable, net, are summarized as follows:

	At March 31, 2008		At June 30, 2007
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$65,685	23.1%	$69,693	25.1%	$(4,008)	(5.8)%
Home equity line of credit	5,531	1.9%	5,470	2.0%	61	1.1%
Commercial	92,322	32.5%	86,929	31.4%	5,393	6.2%
Multi-family	4,286	1.5%	8,182	3.0%	(3,896)	(47.6)%
Construction	19,169	6.7%	21,634	7.8%	(2,465)	(11.4)%
Land	42,198	14.8%	33,604	12.1%	8,594	25.6%

Total real estate loans	229,191	80.6%	225,512	81.4%	3,679	1.6%

Commercial business loans	46,660	16.4%	41,667	15.0%	4,993	12.0%

Consumer loans:
Automobile loans	4,457	1.6%	6,423	2.3%	(1,966)	(30.6)%
Mobile home loans	51	0.0%	82	0.0%	(31)	(37.8)%
Loans secured by deposits	979	0.3%	978	0.4%	1	0.1%
Other consumer loans	2,858	1.0%	2,540	0.9%	318	12.5%

Total consumer loans	8,345	2.9%	10,023	3.6%	(1,678)	(16.7)%

Total gross loans	284,196	100.0%	277,202	100.0%	6,994	2.5%

Less:
Deferred loan fees, net	(316)		(366)		50	(13.7)%
Allowance for losses	(1,805)		(1,955)		150	(7.7)%

Loans receivable, net	$282,075		$274,881		$7,194	2.6%

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

The allowance for loan losses was $1.8 million at March 31, 2008 compared to $2.0 million at June 30, 2007. The decrease is the result of an increase in loans charged-off during the current nine-month period compared to the prior year nine-month period. The increase in charge-offs is the result of write-downs on commercial real estate acquired through foreclosure during the current nine-month period. Our allowance for loan losses represented 0.64% of total loans and 467.62% of nonperforming loans at March 31, 2008 compared to 0.71% of total loans and 778.88% of nonperforming loans at June 30, 2007.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$1,827	$2,108	$1,955	$2,172
Provision for loan losses	243	—	371	30
Recoveries	34	32	64	75
Charge-offs	(299)	(92)	(585)	(229)

Net charge-offs	(265)	(60)	(521)	(154)

Allowance at end of period	$1,805	$2,048	$1,805	$2,048

Net charge-offs to average outstanding loans during the period, annualized	0.37%	0.09%	0.25%	0.08%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans totaled $386,000 at March 31, 2008 compared to $251,000 at June 30, 2007. Foreclosed real estate amounted to $407,000 at March 31, 2008 compared to $275,000 at June 30, 2007. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	March 31, 2008	June 30, 2007
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$386	$251
Commercial business	—	—
Consumer	—	—

Total nonaccrual loans	386	251
Real estate owned	407	275
Other repossessed assets	33	—

Total nonperforming assets	$826	$526

Total nonperforming assets to total assets	0.25%	0.15%
Total nonperforming loans to total loans	0.14%	0.09%
Allowance for loan losses to total nonperforming loans	467.62%	778.88%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2008 was $5.9 million.

Deposits

Total deposits increased $7.5 million, or 3.4%, to $227.6 million at March 31, 2008 due to an increase in transaction accounts. Money market accounts increased $7.9 million, or 19.2%, to $49.2 million primarily due to competitive pricing and marketing efforts. Checking accounts increased $2.4 million, or 15.0%, to $18.7 million as a result of our emphasis on increasing the number of both retail and business checking accounts.

	March 31, 2008	June 30, 2007	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$12,836	$12,561	$275	2.2%
NOW accounts	18,662	16,230	2,432	15.0%
Savings accounts	8,969	9,690	(721)	(7.4)%
Money market accounts	49,224	41,312	7,912	19.2%
Certificates of deposit	137,873	140,289	(2,416)	(1.7)%

	$227,564	$220,082	$7,482	3.4%

Advances

FHLB advances decreased $11.8 million to $33.0 million at March 31, 2008 as proceeds from called investment securities were used to repay borrowings. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity

Stockholders’ equity decreased $1.2 million to $72.4 million at March 31, 2008 due primarily to the repurchase of shares in the amount of $2.2 million. Stock repurchases for the three months ended March 31, 2008 totaled 99,024 shares at an average cost of $10.72 per share. On February 24, 2006, the Company announced its third stock repurchase program in which up to 690,261 shares of the Company’s outstanding common stock, may be repurchased. At March 31, 2008, 128,855 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2008, the adjustment to stockholders’ equity was a net unrealized gain of $25,000 compared to a net unrealized loss of $246,000 at June 30, 2007. The Company declared a $0.06 per share dividend to shareholders of record at March 31, 2008 totaling $372,000 that was payable on April 11, 2008.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $1.9 million and interest-earning deposits totaled $14.0 million, compared to $2.0 million and $5.8 million, respectively, at June 30, 2007. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $9.0 million at March 31, 2008 compared to $27.3 million at June 30, 2007. In addition, at March 31, 2008, our advance agreement with the FHLB provided us with the ability to borrow a total of approximately $50.2 million from the FHLB of Cincinnati. In the nine-month period ended March 31, 2008, FHLB advances decreased $11.8 million to $33.0 million compared to $44.8 million at June 30, 2007.

We anticipate that we will have sufficient funds available to meet current loan commitments. At March 31, 2008, we had approximately $7.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $7.6 million in loans-in-process primarily related to undisbursed proceeds of construction loans, $9.4 million in unused standby letters of credit and approximately $21.6 million in unused lines of credit. We had $120.1 million in certificates of deposit due within one year and $89.7 million in other deposits without specific maturities at March 31, 2008. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $7.5 million during the nine-month period ended March 31, 2008.

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

For the three months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at March 31, 2008 and June 30, 2007:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At March 31, 2008

Total Capital
(To Risk Weighted Assets)	$66,602	24.4%	$21,829	>	8.0%	$27,286	>	10.0%

Core Capital
(To Tangible Assets)	64,834	19.5%	13,324	>	4.0%	16,655	>	5.0%

Tangible Capital
(To Tangible Assets)	64,834	19.5%	4,996	>	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	64,834	23.8%	N/A			16,372	>	6.0%

At June 30, 2007

Total Capital
(To Risk Weighted Assets)	$67,123	25.5%	$21,099	>	8.0%	$26,374	>	10.0%

Core Capital
(To Tangible Assets)	65,205	19.3%	13,496	>	4.0%	16,870	>	5.0%

Tangible Capital
(To Tangible Assets)	65,205	19.3%	5,061	>	1.5%	N/A

Tier 1 Capital
(To Risk Weighted Assets)	65,205	24.7%	N/A			15,824	>	6.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Jefferson Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Jefferson Federal, such as claims to enforce liens, condemnation proceedings on properties in which Jefferson Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Jefferson Federal’s business. Jefferson Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company or the Bank.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
January 1, 2008 through January 31, 2008	42,298	$10.09	42,298	185,581	(1)

Month #2
February 1, 2008 through February 29, 2008	56,726	$11.19	56,726	128,855	(1)

Month #3
March 1, 2008 through March 31, 2008	—	—	—	128,855	(1)

Total	99,024	$10.72	99,024	128,855

(1)	On February 24, 2006, the Company announced a stock repurchase program under which the Company may repurchase up to 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

May 9, 2008	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 9, 2008	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary