Form 10-K
period 2008-06-30
JEFFERSON BANCSHARES INC
filed 2008-09-11
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $55.8 million, based upon the closing price ($10.10 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2007).

The number of shares outstanding of the registrant’s common stock as of August 29, 2008 was 6,194,932.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders

are incorporated by reference in Part III of this Form 10-K.

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

Market Area

We are headquartered in Morristown, Tennessee, which is situated approximately 40 miles northeast of Knoxville, Tennessee in the northeastern section of the state. We consider Hamblen County, with an estimated 2007 population of approximately 62,000, and its contiguous counties to be our primary market area. The economy of our market area is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the average monthly unemployment rate in Hamblen County has decreased from 5.7% for 2006 to 4.8% for 2007, which was slightly above both the state and national averages.

We began expansion into the Knoxville, Tennessee market in January 2005 with the opening of a lending office. We opened a full-service branch in Knoxville in mid-2006 and opened a second full-service branch office in

July 2007. Knoxville’s population is approximately 182,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The average monthly unemployment rate for the Knoxville metropolitan statistical area has decreased from 4.1% for 2006 to 3.4% for 2007, which was below both the national and state averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 23.7% of the deposits in Hamblen County, which is the second largest market share out of nine financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Historically, we have not emphasized the origination of loans that conform to guidelines for sale in the secondary mortgage market. However, beginning in January 2005, we began originating loans for the secondary mortgage market. Loans are sold without recourse and on a servicing-released basis. We generally do not make conventional loans with loan-to-value ratios exceeding 85% and generally make loans with a loan-to-value ratio in excess of 85% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 90% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans in excess of $100,000 to be appraised by a board-approved appraiser. We require title insurance on all mortgage loans in excess of $25,000. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

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

We originate both fixed- and adjustable-rate loans secured by commercial and multi-family real estate with terms up to 20 years. Fixed-rate loans have provisions that allow us to call the loan after five years. Adjustable-rate loans are generally based on prime and adjust monthly. Loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. When the borrower is a corporation, partnership or other entity, we generally require personal guarantees from significant equity holders. Currently, it is our philosophy to originate commercial real estate loans only to borrowers known to us and on properties in or near our market area.

At June 30, 2008, loans with principal balances of $500,000 or more secured by commercial real estate totaled $65.2 million, or 71.7% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $1.5 million, or 36.7% of multifamily loans. At June 30, 2008, all of these loans were performing in accordance with their terms.

Construction Loans. We originate loans to finance the construction of one-to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2008, $5.6 million of our construction loans was for the construction of one- to four-family homes and $13.9 million was for the construction of commercial or multi-family real estate. We principally finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $350,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

Land Loans. We originate loans secured by unimproved property, including lots for single family homes, raw land, commercial property and agricultural property. We originate both fixed- and adjustable-rate land loans with terms up to 15 years. Adjustable-rate loans are generally based on prime and adjust monthly. Loans secured by unimproved commercial property or for land development generally have five-year terms with a longer amortization schedule.

At June 30, 2008, our largest land loan had an outstanding balance of $4.9 million and was secured by commercial real estate. At June 30, 2008, loans with principal balances of $500,000 or more secured by unimproved property totaled $23.1 million, or 56.5% of land loans. All of these loans were performing in accordance with their terms at that date.

Commercial Business Loans. We extend commercial business loans on an unsecured and secured basis. Secured loans generally are collateralized by industrial/commercial machinery and equipment, livestock, farm machinery and, to a lesser extent, accounts receivable and inventory. We originate both fixed- and adjustable-rate commercial loans with terms up to 15 years. Fixed-rate loans have provisions that allow us to call the loan after five years. Adjustable-rate loans are generally based on prime and adjust monthly. Where the borrower is a corporation, partnership or other entity, we generally require personal guarantees from significant equity holders.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2008, our regulatory limit on loans to one borrower was $9.9 million. At that date, our largest lending relationship was $9.8 million and consisted of multiple commercial real estate and commercial business loans. These loans were performing according to their original repayment terms at June 30, 2008.

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

At June 30, 2008, our investment portfolio consisted of municipal bonds with maturities of 20 years or less.

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

Personnel

As of June 30, 2008, we had 83 full-time employees and eight part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2008. The executive officers of Jefferson Federal are:

Name	Age	Position
Anderson L. Smith	60	President and Chief Executive Officer
Douglas H. Rouse	55	Senior Vice President
Jane P. Hutton	49	Vice President and Chief Financial Officer
Eric S. McDaniel	37	Vice President and Senior Operations Officer
Janet J. Ketner	55	Executive Vice President of Retail Banking
Anthony J. Carasso	49	President–Knoxville Region

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services—East Tennessee Metro, First Tennessee Bank National Association. Age 60. Director since 2002.

Jane P. Hutton has been Treasurer and Secretary of Jefferson Bancshares since March 2003 and Vice President and Chief Financial Officer of Jefferson Federal since July 2002. Ms. Hutton was named Chief Financial Officer of Jefferson Bancshares in connection with the consummation of the Conversion on July 1, 2003. From June 1999 until July 2002, Ms. Hutton served as Assistant Financial Analyst. Age 49.

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President. Age 55.

Eric S. McDaniel has been Vice President and Senior Operations Officer of Jefferson Federal since July 2002. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor. Age 37.

Janet J. Ketner has been Executive Vice President of Retail Banking since January 2006. Prior to joining Jefferson Federal, Ms. Ketner was Executive Vice President of First Tennessee Bank for Morristown, Dandridge and Greeneville, Tennessee. Age 55.

Anthony J. Carasso has been the President of Jefferson Federal’s Knoxville Region since January 2005. In 1999, Mr. Carasso was Chief Executive Officer and President of Union Planters in Murfreesboro, Tennessee. Since then, he has been President of two other Union Planters Banks, one in Somerset, Kentucky as well as Harriman, Tennessee. During his tenure in Harriman, he had a dual role as an Area Sales Manager managing 22 branches in 11 communities. Age 49.

Subsidiaries

We have one subsidiary, JFB Service Corporation, which has an ownership interest in Bankers Title of East Tennessee, LLC, a title insurance agency. Our subsidiary also has a small investment in a credit life reinsurance company and holds Silverton Bank stock.

Subsequent Event

On September 4, 2008, Jefferson Bancshares and State of Franklin Bancshares, Inc. (“State of Franklin Bancshares”), the parent company of State of Franklin Savings Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which State of Franklin Bancshares will merge with and into Jefferson Bancshares. Concurrent with the merger, it is expected that State of Franklin Savings Bank will merge with and into Jefferson Federal.

Under terms of the Merger Agreement, shareholders of State of Franklin Bancshares will be entitled to elect to receive either $10.00 in cash or 1.1287 shares of Jefferson Bancshares stock for each share of State of Franklin Bancshares stock they hold, subject to the election and allocation procedures detailed in the Merger Agreement. However, all shares of State of Franklin Bancshares common stock held by individuals residing outside of Tennessee will only be eligible to receive the cash consideration. Based on this structure and the current outstanding shares of State of Franklin Bancshares, the aggregate merger consideration will include approximately $4.3 million in cash and up to approximately 736,000 shares of Jefferson Bancshares stock.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of State of Franklin Bancshares. The merger is currently expected to be completed late in the third quarter of 2008 or early in the fourth quarter of 2008.

The Merger Agreement requires State of Franklin Bancshares to pay Jefferson Bancshares a fee equal to $543,000 if the Merger Agreement is terminated in certain circumstances that involve State of Franklin Bancshares’ receipt of a competing offer.

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

The risk-based capital standards for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible debt, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2008, Jefferson Federal met each of its capital requirements.

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

Insurance of Deposit Accounts. Deposits of Jefferson Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Insurance premiums are based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007 and were continued in 2008. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Jefferson Federal. We cannot predict what insurance assessment rates will be in the future.

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

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period. The extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments,” was expanded by legislation enacted several years ago.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2008, Jefferson Federal met the qualified thrift lender test.

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

Federal Home Loan Bank System

Jefferson Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Jefferson Federal, as a member of the Federal Home Loan Bank of Cincinnati, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Jefferson Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2008 of $1.9 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Jefferson Federal complies with the foregoing requirements.

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

Our expansion strategy may not be accretive to earnings within a reasonable period of time. Numerous factors will affect our expansion strategy, such as our ability to select suitable office locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our lending and branch network. Building and staffing new offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our lending and branch network will be profitable.

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

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2007, we held 23.7% of the deposits in Hamblen County, which is the second largest market share out of nine financial institutions with offices in the county at that date. However, banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation, all of which are large regional bank holding companies, also operate in Hamblen County. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2008, $147.2 million, or 51.7%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

We conduct our business through our main office and drive-through facilities. The following table sets forth certain information relating to these facilities as of June 30, 2008.

Location	Year Opened	Owned/ Leased
Main Office 120 Evans Avenue Morristown, Tennessee	1997	Owned

Drive-Through 143 E. Main Street Morristown, Tennessee	1995	Owned

Drive-Through 1960 W. Morris Blvd. Morristown, Tennessee	1998	Leased	(1)

Farragut Office 11916 Kingston Pike Farragut, Tennessee	2006	Owned

Merchants Green Office 123 Merchants Greene Blvd. Morristown, Tennessee	2006	Owned

Mortgage Office 525 West Morris Blvd. Morristown, Tennessee	2006	Leased	(2)

Knoxville Regional Headquarters 6501 Kingston Pike Knoxville, Tennessee	2007	Owned

(1)	The current lease expires in April 2012.
(2)	The current lease expires in April 2009.

As of June 30, 2008, the total net book value of the Company’s offices was $15.2 million.

ITEM 3.	LEGAL PROCEEDINGS

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

Market for Common Equity and Related Stockholder Matters

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.” As of June 30, 2008, Jefferson Bancshares had approximately 561 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,207,702 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2008 and June 30, 2007 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2008
Fourth quarter	$9.87	$8.90	$0.06
Third quarter	11.72	8.82	0.06
Second quarter	11.00	9.02	0.06
First quarter	11.90	10.00	0.06

Year Ended June 30, 2007
Fourth quarter	$12.76	$11.59	$0.06
Third quarter	13.00	12.07	0.06
Second quarter	13.45	12.79	0.06
First quarter	13.57	12.58	0.06

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2008.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2008 through April 30, 2008	163	$9.26	163	128,692	(1)

Month #2 May 1, 2008 through May 31, 2008	—	—	—	128,692	(1)

Month #3 June 1, 2008 through June 30, 2008	—	—	—	128,692	(1)

Total	163	$12.13	163	128,692

(1)	On February 24, 2006, the Company announced a stock repurchase program under which the Company may repurchase up to 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below is derived from the audited consolidated financial statements of the Company.

	At or For the Year Ended June 30,
	2008	2007	2006	2005	2004
Financial Condition Data:
Total assets	$330,265	$339,703	$327,137	$295,041	$305,474
Loans receivable, net	282,483	274,881	254,127	208,438	186,601
Cash and cash equivalents, interest-bearing deposits and investment securities	21,094	35,012	43,801	64,393	101,416
Borrowings	33,000	44,800	52,400	17,000	6,000
Deposits	223,552	220,082	198,843	194,706	204,933
Stockholders’ equity	72,777	73,644	74,543	82,028	93,383

Operating Data:
Interest income	$20,846	$21,004	$18,092	$15,779	$16,067
Interest expense	9,248	9,660	6,935	4,639	4,776

Net interest income	11,598	11,344	11,157	11,140	11,291
Provision for loan losses	451	30	(68)	—	—

Net interest income after provision for loan losses	11,147	11,314	11,225	11,140	11,291

Noninterest income	1,520	1,355	1,375	1,204	1,067
Noninterest expense	9,889	10,070	8,950	7,031	10,265

Earnings before income taxes	2,778	2,599	3,650	5,313	2,093
Total income taxes	1,531	908	1,320	1,863	706

Net earnings	$1,247	$1,691	$2,330	$3,450	$1,387

Per Share Data:
Earnings per share, basic	$0.22	$0.28	$0.37	$0.47	$0.18
Earnings per share, diluted	$0.22	$0.28	$0.37	$0.47	$0.18
Dividends per share	$0.24	$0.24	$0.265	$0.25	$0.21

	At or For the Year Ended June 30,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets	0.37%	0.51%	0.75%	1.14%	0.44%
Return on average equity	1.69	2.28	2.99	3.92	1.46
Interest rate spread (1)	3.00	2.93	3.16	3.24	3.08
Net interest margin (2)	3.73	3.73	3.89	3.88	3.76
Noninterest expense to average assets	2.94	3.05	2.90	2.32	3.28
Efficiency ratio (3)	75.38	79.11	69.97	57.17	83.21
Average interest-earning assets to average interest-bearing liabilities	124.75	125.18	130.28	139.49	143.13
Dividend payout ratio (4)	109.09	85.71	71.62	53.19	116.67

Capital Ratios:
Tangible capital	19.57	19.33	20.09	22.72	22.21
Core capital	19.57	19.33	20.09	22.72	22.21
Risk-based capital	24.16	25.45	27.45	35.39	38.78
Average equity to average assets	21.87	22.48	25.21	29.00	30.40

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.65	0.71	0.85	1.09	1.31
Allowance for loan losses as a percent of nonperforming loans	609.97	778.88	629.57	538.26	228.90
Net charge-offs to average outstanding loans during the period	0.20	0.09	0.02	0.09	0.19
Nonperforming loans as a percent of total loans	0.11	0.09	0.13	0.20	0.58
Nonperforming assets as a percent of total assets	0.23	0.15	0.13	0.45	0.54

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities. Excluding the $4.0 million contribution to the Jefferson Federal Charitable Foundation, the efficiency ratio for 2004 would be 50.78%.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Years Ended June 30, 2008, 2007 and 2006

Overview.

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in thousands, except per share data)
Net earnings	$1,247	$1,691	$2,330	(26.3)%	(27.4)%
Net earnings per share, basic	$0.22	$0.28	$0.37	(21.4)%	(24.3)%
Net earnings per share, diluted	$0.22	$0.28	$0.37	(21.4)%	(24.3)%
Return on average assets	0.37%	0.51%	0.75%
Return on average equity	1.69%	2.28%	2.99%

Net income was $1.2 million, or $0.22 per diluted share, for the year ended June 30, 2008 compared to net income of $1.7 million, or $0.28 per diluted share, for the year ended June 30, 2007. Net income for the year ended June 30, 2008 was negatively impacted by a $667,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets. The deferred tax asset written down was the charitable contribution carryforward directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003. Management determined that a valuation allowance was prudent because the tax benefit of the contribution may not be fully utilized based on an assessment of the Company’s future taxable income within the time allowed by the Internal Revenue Service. Excluding this tax charge, core net earnings were $1.9 million, or $0.33 per diluted share, for the year ended June 30, 2008 compared to GAAP earnings of $1.7 million, or $0.28 per diluted share, for the corresponding 2007 period. The increase in core net earnings for the year ended June 30, 2008 was due to increases in net interest income and noninterest income, as well as a decrease in noninterest expense more than offsetting an increase in the provision for loan losses.

While core net earnings is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company believes that this measure is important for the year ended June 30, 2008 to convey to investors the Company’s earnings for this period absent the $667,000 non-cash charge to establish a valuation allowance against deferred tax assets during fiscal 2008. As discussed above, the valuation allowance was related to the charitable contribution carryforward directly attributable to the Company’s contribution to the Jefferson Federal Charitable Foundation in July 2003. The Company calculated its core net earnings for the year ended June 30, 2008 by subtracting this $667,000 non-cash charge from net income for the period. Core net earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data calculated in accordance with GAAP. Moreover, the manner in which the Company calculates core net earnings may differ from that of other companies reporting measures with similar names. A reconciliation of the Company’s GAAP and core net earnings for the year ended June 30, 2008 is set forth below.

	Year Ended June 30,
	2008	2007
	(Dollars in thousands, except per share data)
GAAP net earnings	$1,247	$1,691
Plus: non-cash charge to deferred income tax expense	$667	—

Core net earnings	$1,914	$1,691

GAAP earnings per diluted share	$0.22	$0.28
Plus: non-cash charge to deferred income tax expense	$0.11	—

Core net earnings per diluted share	$0.33	$0.28

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2008, 2007 and 2006:

	Year Ended June 30,			% Change
	2008	2007	2006	2008/2007	2007/2006
Interest income:
Loans	$19,782	$19,605	$16,152	0.9%	21.4%
Investment securities	605	983	1,248	(38.5)	(21.2)
Mortgage-backed securities	—	—	260	—	(100.0)
Municipal securities	128	135	123	(5.2)	9.8
Interest-earning deposits	221	172	216	28.5	(20.4)
FHLB stock	110	109	93	0.9	17.2

Total interest income	20,846	21,004	18,092	(0.8)	16.1

Interest expense:
Deposits	7,665	7,334	5,527	4.5	32.7
Borrowings	1,583	2,326	1,408	(31.9)	65.2

Total interest expense	9,248	9,660	6,935	(4.3)	39.3

Net interest income	$11,598	$11,344	$11,157	2.2	1.7

Net interest income before loan loss provision increased $254,000 to $11.6 million for the year ended June 30, 2008 primarily due to lower interest expense resulting from a lower average balance of borrowings combined with lower funding costs. The interest rate spread and net interest margin for the year ended June 30, 2008 were 3.00% and 3.73%, respectively, compared to 2.93% and 3.73%, respectively, for the same period in 2007. The average yield on interest-earning assets decreased 19 basis points to 6.71% while the average volume of earning assets increased $6.3 million to $310.6 million for the year ended June 30, 2008 compared to the same period in 2007. The average rate paid on interest-bearing liabilities decreased 26 basis points to 3.71%, while the average volume of interest-bearing liabilities increased $5.9 million, to $249.0 million for the year ended June 30, 2008.

Total interest income decreased $158,000, or 0.8%, to $20.8 million for the year ended June 30, 2008 compared to $21.0 million for the year ended June 30, 2007. The decrease in interest income was primarily due to a decline in the average balance of investments combined with a lower yield on the loan portfolio.

Interest on loans increased $177,000, or 0.9%, to $19.8 million for the year ended June 30, 2008. The increase in interest on loans was the result of a higher average balance, primarily due to growth in the commercial loan portfolio, offset by a decrease in the average yield. The average balance of loans increased $13.2 million, or 4.9%, to $282.1 million, while the average yield on loans decreased 28 basis points to 7.01%. The decrease in the average yield on loans is attributable to decreases in the prime lending rate.

Interest on investment securities decreased $385,000, or 34.4%, to $733,000 for the year ended June 30, 2008. The decrease was the result of a decline in the average balance of investment securities more than offsetting an increase in the average yield. The average balance of investment securities decreased $10.7 million, to $18.2 million for the year ended June 30, 2008 due to securities being called. The average yield on investments increased 16 basis points to 4.04% for 2008 compared to 3.88% for 2007. Dividends on Federal Home Loan Bank (“FHLB”) stock were $110,000 for the year ended June 30, 2008, compared to $109,000 for the year ended June 30, 2007.

Total interest expense decreased $412,000, or 4.3%, to $9.2 million for the year ended June 30, 2008, compared to $9.7 million for the year ended June 30, 2007. The decrease was primarily attributable to a decline in the rate paid on interest-bearing liabilities resulting from decreases in short term interest rates. Interest expense on deposits was $7.7 million for 2008 compared to $7.3 million for 2007. The average balance of deposits increased $15.0 million to $213.5 million as a result of growth in money market accounts and certificates of deposit. The average rate paid on deposits decreased 10 basis points to 3.59% for the year ended June 30, 2008. Interest expense on FHLB advances was $1.6 million for 2008 compared to $2.3 million for 2007. The average balance of FHLB advances decreased $9.2 million to $35.5 million and the average rate decreased 75 basis points to 4.46%, due to lower short term interest rates.

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

	Year Ended June 30,
	2008			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$282,111	$19,782	7.01%	$268,874	$19,605	7.29%	$233,232	$16,152	6.93%
Mortgage-backed securities	—	—	—	—	—	—	5,465	260	4.76
Investment securities	14,056	605	4.30	24,470	983	4.02	34,226	1,248	3.65
Municipal securities	4,107	128	3.12	4,355	135	3.10	4,063	123	3.03
Daily interest deposits	8,501	221	2.60	4,845	172	3.55	7,882	216	2.74
Other earning assets	1,809	110	6.08	1,785	109	6.11	1,700	93	5.47

Total interest-earning assets	310,584	20,846	6.71	304,331	21,004	6.90	286,568	18,092	6.31

Noninterest-earning assets	25,996	—		26,222	—		22,480	—

Total assets	$336,580	—		$330,553	—		$309,048	—

Interest-bearing liabilities:
Passbook accounts	$8,929	$49	0.55%	$10,138	$51	0.50%	$12,122	$61	0.50%
NOW accounts	18,031	104	0.58	16,668	84	0.50	16,859	85	0.50
Money market accounts	46,132	1,399	3.03	37,821	1,394	3.69	37,900	1,228	3.24
Certificates of deposit	140,373	6,113	4.35	133,836	5,805	4.34	119,214	4,153	3.48

Total interest-bearing deposits	213,465	7,665	3.59	198,463	7,334	3.70	186,095	5,527	2.97

Borrowings	35,509	1,583	4.46	44,659	2,326	5.21	33,867	1,408	4.16

Total interest-bearing liabilities	248,974	9,248	3.71	243,122	9,660	3.97	219,962	6,935	3.15

Noninterest-bearing deposits	13,284	—		12,102	—		10,001	—
Other noninterest-bearing liabilities	709	—		1,008	—		1,170	—

Total liabilities	262,967	—		256,231	—		231,133	—

Stockholders’ equity	73,613	—		74,322	—		77,915	—

Total liabilities and stockholders’ equity	$336,580			$330,553			$309,048

Net interest income		$11,598			$11,344			$11,157

Interest rate spread			3.00%			2.93%			3.16%
Net interest margin			3.73%			3.73%			3.89%
Ratio of average interest-earning assets to average interest- bearing liabilities			124.75%			125.18%			130.28%

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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$798	$(621)	$177	$2,565	$888	$3,453
Mortgage-backed securities	—	—	—	(260)	—	(260)
Investment securities	(454)	76	(378)	(412)	147	(265)
Municipals	(8)	1	(7)	9	3	12
Daily interest-bearing deposits and other interest-earning assets	77	(27)	50	(555)	527	(28)

Total interest-earning assets	413	(571)	(158)	1,347	1,565	2,912

Interest expense:
Deposits	529	(198)	331	387	1,420	1,807
Borrowings	(436)	(307)	(743)	512	406	918

Total interest-bearing liabilities	93	(505)	(412)	899	1,826	2,725

Net change in interest income	$320	$(66)	$254	$448	$(261)	$187

Provision for Loan Losses.

The provision for loan losses for fiscal 2008 was $451,000 compared to a provision of $30,000 in fiscal 2007. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. The provision for loan losses for 2008 was increased primarily due to growth in commercial loans and current economic conditions. Net charge-offs for the year ended June 30, 2008 amounted to $570,000 compared to $247,000 for the year ended June 30, 2007. Nonperforming loans totaled $301,000 at June 30, 2008 compared to $251,000 at June 30, 2007.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2008 to 2007 and from 2007 to 2006.

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in Thousands)
Dividends from investments	$36	$69	$44	(47.8)%	56.8%
Mortgage origination fees	338	451	578	(25.1)	(22.0)
Service charges and fees	768	522	544	47.1	(4.0)
Gain (loss) on sale of investments	—	(29)	(293)	(100.0)	(90.1)
Gain on sale of equity investment	—	—	35	—	(100.0)
Gain on sale of fixed assets	1	—	—	NM	—
Gain on sale of foreclosed property	51	39	170	30.8	(77.1)
BOLI increase in cash value	224	211	206	6.2	2.4
Other	102	92	91	10.9	1.1

Total noninterest income	$1,520	$1,355	$1,375	12.2	(1.5)

For the year ended June 30, 2008, noninterest income increased $165,000, or 12.2%, to $1.5 million. Mortgage origination fee income decreased $113,000, or 25.1%, to $338,000 for 2008. For the year ended June 30, 2008, we originated $21.2 million in non-portfolio loans that were sold in the secondary market compared to $49.5 million for the year ended June 30, 2007. There was no loss on sale of investment securities for the year ended June 30, 2008 compared to a loss of $29,000 for 2007.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2008 to 2007 and from 2007 to 2006.

	2008	2007	2006	% Change 2008/2007	%Change 2007/2006
	(Dollars in Thousands)
Compensation and benefits	$5,518	$6,011	$5,577	(8.2)%	7.8%
Occupancy	702	572	388	22.7	47.4
Equipment and data processing	1,458	1,377	1,059	5.9	30.0
Deposit insurance premiums	26	25	25	4.0	0.0
Advertising	246	324	370	(24.1)	(12.4)
Other	1,939	1,761	1,531	10.1	15.0

Total noninterest expense	$9,889	$10,070	$8,950	(1.8)	12.5

For the year ended June 30, 2008, noninterest expense decreased $181,000, or 1.8%, to $9.9 million due primarily to a decrease in compensation and benefits expense. Compensation expense decreased $493,000, or 8.2%, to $5.5 million for the year ended June 30, 2008 due to a lower number of employees. Occupancy expense increased $130,000, or 22.7%, to $702,000 and equipment and data processing expense increased $81,000, or 5.9%, to $1.5 million as a result of the operation of an additional branch office in Knoxville, Tennessee.

Income Taxes.

For the year ended June 30, 2008, income tax expense increased $623,000, or 68.6%, to $1.5 million due to the non-cash charge to deferred income tax expense to establish a valuation allowance against the charitable contribution carryforward. As previously mentioned, the carryforward is directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003.

Balance Sheet Analysis

Loans. Net loans increased $7.6 million, or 2.8%, to $282.5 million at June 30, 2008. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2008, real estate loans totaled $224.6 million, or 78.9% of our total loans, compared to $225.5 million, or 81.4% of total loans at June 30, 2007 and $209.4 million, or 81.6% of total loans, at June 30, 2006. Real estate loans decreased $882,000, or 0.4%, in the year ended June 30, 2008 and increased $16.1 million, or 7.7%, in the year ended June 30, 2007.

Commercial real estate loans increased $4.0 million, or 4.6%, to $90.9 million in the year ended June 30, 2008 and increased $9.4 million, or 12.1%, to $86.9 million in the year ended June 30, 2007. Commercial real estate loans increased due to our emphasis on this type of lending. At June 30, 2008, commercial real estate loans represented 40.5% of mortgage loans and 32.0% of total loans.

One-to four-family loans decreased $6.4 million, or 9.1%, to $63.3 million for the year ended June 30, 2008 and decreased $7.7 million, or 10.0%, to $69.7 million for the year ended June 30, 2007. At June 30, 2008, one-to four-family loans represented 28.2% of mortgage loans and 22.3% of total loans.

Multi-family real estate loans decreased $4.0 million, or 48.4% in the year ended June 30, 2008 and increased $253,000, or 3.2% in the year ended June 30, 2007. Construction loans decreased $2.1 million, or 9.6%, in the year ended June 30, 2008 and increased $8.2 million, or 60.8%, in the year ended June 30, 2007. Land loans increased $7.3 million, or 21.6%, in the year ended June 30, 2008 and increased $6.5 million, or 23.8%, in the year ended June 30, 2007.

Commercial business loans increased $10.4 million, or 24.9%, in the year ended June 30, 2008 and increased $6.0 million, or 16.8%, in the year ended June 30, 2007. Since January 2002, a significant portion of the commercial business loans that we have originated have been tied to prime and, thus, reprice quickly as interest rates change.

We originate a variety of consumer loans, including loans secured by automobiles, mobile homes and deposit accounts at Jefferson Federal. Consumer loans totaled $7.9 million and represented 2.8% of total loans at June 30, 2008, compared to $10.0 million, or 3.6% of total loans, at June 30, 2007 and $11.5 million, or 4.5% of total loans, at June 30, 2006. Consumer loans decreased in the year ended June 30, 2008 due to a decrease in indirect automobile loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$63,340	22.3%	$69,693	25.1%	$77,415	30.2%	$79,652	37.7%	$84,784	44.8%
Home equity lines of credit	5,723	2.0	5,470	2.0	5,954	2.3	4,898	2.3	3,143	1.7
Commercial	90,933	32.0	86,929	31.4	77,519	30.2	54,252	25.7	59,993	31.7
Multi-family	4,219	1.5	8,182	3.0	7,929	3.1	8,568	4.1	9,213	4.9
Construction	19,553	6.9	21,634	7.8	13,454	5.2	7,029	3.3	3,001	1.6
Land	40,862	14.4	33,604	12.1	27,133	10.6	14,415	6.8	10,760	5.7

Total real estate loans	224,630	78.9	225,512	81.4	209,404	81.6	168,814	80.0	170,894	90.2

Commercial business loans	52,037	18.3	41,667	15.0	35,665	13.9	34,603	16.4	12,640	6.7

Non-real estate loans:
Automobile loans	3,973	1.4	6,423	2.3	8,458	3.3	4,457	2.1	2,200	1.2
Mobile home loans	60	0.0	82	0.0	234	0.1	379	0.2	531	0.3
Loans secured by deposits	930	0.3	978	0.4	977	0.4	1,041	0.5	1,084	0.6
Other consumer loans	2,961	1.0	2,540	0.9	1,854	0.7	1,705	0.8	2,038	1.1

Total non-real estate loans	7,924	2.8	10,023	3.6	11,523	4.5	7,582	3.6	5,853	3.1

Total gross loans	284,591	100.00%	277,202	100.0%	256,592	100.0%	210,999	100.0%	189,387	100.0%

Less:
Unearned discount on loans	—		—		—		—		(1)
Deferred loan fees, net	(272)		(366)		(293)		(268)		(306)
Allowance for losses	(1,836)		(1,955)		(2,172)		(2,293)		(2,479)

Total loans receivable, net	$282,483		$274,881		$254,127		$208,438		$186,601

The following table sets forth certain information at June 30, 2008 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$55,274	$18,380	$2,992	$76,646
More than one to three years	43,973	17,637	2,833	64,443
More than three to five years	52,639	9,722	1,988	64,349
More than five to 15 years	37,642	5,591	111	43,344
More than 15 years	35,102	707	—	35,809

Total	$224,630	$52,037	$7,924	$284,591

The following table sets forth the dollar amount of all loans at June 30, 2008 that are due after June 30, 2009 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$18,170	$41,548	$59,718
Home equity lines of credit	–	5,721	5,721
Commercial	36,396	34,710	71,106
Multi-family	2,035	1,086	3,121
Construction	387	5,208	5,595
Land	12,799	11,296	24,095
Commercial business loans	22,738	10,919	33,657
Consumer loans	4,625	307	4,932

Total	$97,150	$110,795	$207,945

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Total loans at beginning of period	$277,202	$256,592	$210,999

Loans originated:
Real estate	75,879	87,254	87,114
Commercial business	79,396	65,290	59,398
Consumer	8,691	8,891	15,385

Total loans originated	163,966	161,435	161,897
Loan principal repayments	(156,577)	(140,825)	(116,304)

Net loan activity	7,389	20,610	45,593

Total gross loans at end of period	$284,591	$277,202	$256,592

Investments. Our investment portfolio consists of municipal bonds with maturities of 20 years or less. Investment securities decreased $23.8 million, or 87.2%, in the year ended June 30, 2008 due primarily to calls and maturities of investment securities. Proceeds from called investment securities were used to repay borrowings and to fund growth in the loan portfolio. We do not hold any Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Federal National Mortgage Association (“Fannie Mae”) preferred or common stock in our investment portfolio.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$—	$—	$23,339	$23,061	$28,330	$27,503
Municipal securities	3,506	3,478	4,339	4,217	4,502	4,342
Mortgage-backed securities	—	—	—	—	—	—

Total	$3,506	$3,478	$27,678	$27,278	$32,832	$31,845

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2008.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$—	—%	$—	—%	$—	—%	$—	—%
Municipal securities	1,226	3.19%	1,401	3.88%	474	4.28%	$3,101	3.67%

Total	$1,226	3.19%	$1,401	3.88%	$474	4.28%	$3,101	3.67%

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Total deposits increased $3.5 million, or 1.6%, to $223.6 million at June 30, 2008 primarily as a result of an increase in transaction accounts. Time deposits decreased $13.5 million, or 9.7%, to $126.7 million, while money market accounts increased $8.5 million, or 20.5%, to $49.8 million at June 30, 2008. The increase in the balance of transaction accounts was attributable to our emphasis on increasing the number of both retail and business accounts through marketing efforts and competitive pricing on money market accounts.

	At June 30,
	2008	2007	2006
	(In thousands)
Noninterest-bearing accounts	$17,517	$12,561	$10,806
NOW accounts	20,352	16,230	16,408
Passbook accounts	9,153	9,690	11,524
Money market deposit accounts	49,781	41,312	35,502
Certificates of deposit	126,749	140,289	124,603

Total	$223,552	$220,082	$198,843

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2008. Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates of Deposit
(In thousands)
Maturity Period

Three months or less	$17,773
Over three through six months	12,348
Over six through twelve months	3,130
Over twelve months	10,221

Total	$43,472

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2008	2007	2006
	(In thousands)
1.01 - 2.00%	$2,234	$—	$60
2.01 - 3.00%	25,351	1,410	7,914
3.01 - 4.00%	60,067	12,888	35,795
4.01 - 5.00%	33,608	86,676	77,152
5.01 - 6.00%	5,489	39,315	3,682

Total	$126,749	$140,289	$124,603

The following table sets forth the amount and maturities of time deposits at June 30, 2008.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
1.01 - 2.00%	$2,234	$—	$—	$—	$2,234	1.8%
2.01 - 3.00%	21,635	1,569	2,147	—	25,351	20.0
3.01 - 4.00%	43,740	1,092	14,921	314	60,067	47.4
4.01 - 5.00%	26,168	4,505	2,680	255	33,608	26.5
5.01 - 6.00%	5,489	—	—	—	5,489	4.3

Total	$99,266	$7,166	$19,748	$569	$126,749	100.0%

Borrowings. We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances were $33.0 million at June 30, 2008 compared to $44.8 million at June 30, 2007. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$44,300	$48,900	$52,400
Average advances outstanding	35,509	44,659	33,867
Weighted average interest rate during the period	4.46%	5.21%	4.16%
Balance outstanding at end of period	$33,000	$44,800	$52,400
Weighted average interest rate at end of period	4.14%	5.10%	4.49%

Stockholders’ Equity. Stockholders’ equity decreased $867,000 to $72.8 million at June 30, 2008 due to the repurchase of company stock. During the year ended June 30, 2008, there were 203,884 shares of Company common stock purchased through the repurchase program at a cost of $2.2 million. At June 30, 2008, an additional 128,692 shares remained eligible for repurchase under the current stock repurchase program. Retained earnings decreased $117,000 to $35.0 million at June 30, 2008 due to net income of $1.2 million more than offset by dividends in the amount of $1.3 million. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2008, the adjustment to stockholders’ equity was a net unrealized loss of $17,000 compared to a net unrealized loss of $246,000 at June 30, 2007.

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

The allowance for loan losses decreased $119,000 to $1.8 million at June 30, 2008. Primarily as a result of growth in commercial loans and current economic conditions, the provision for loan losses was $451,000 for the year ended June 30, 2008, compared to a provision of $30,000 for the year ended June 30, 2007. Net charge-offs were $570,000 for fiscal 2008 compared to $247,000 for fiscal 2007. At June 30, 2008, our allowance for loan losses represented 0.65% of total gross loans and 610% of nonperforming loans, compared to 0.71% of total gross loans and 779% of nonperforming loans at June 30, 2007.

At June 30, 2007, our allowance for loan losses represented 0.71% of total gross loans and 779% of nonperforming loans, compared to 0.85% of total gross loans and 630% of nonperforming loans at June 30, 2006. The allowance for loan losses decreased $217,000 to $2.0 million at June 30, 2007.

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

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$1,955	$2,172	$2,293	$2,479	$2,841
Provision for loan losses	451	30	(68)	—	—
Recoveries:
Real estate loans	28	32	29	47	60
Commercial business loans	12	30	45	52	53
Consumer loans	75	65	119	155	150

Total recoveries	115	127	193	254	263

Charge offs:
Real estate loans	(497)	(159)	(107)	(180)	(313)
Commercial business loans	(30)	(25)	(2)	(2)	(82)
Consumer loans	(158)	(190)	(137)	(258)	(230)

Total charge-offs	(685)	(374)	(246)	(440)	(625)

Net charge-offs	(570)	(247)	(53)	(186)	(362)

Allowance at end of period	$1,836	$1,955	$2,172	$2,293	$2,479

Allowance to nonperforming loans	609.97%	778.88%	629.57%	538.26%	228.90%
Allowance to total gross loans outstanding at the end of the period	0.65%	0.71%	0.85%	1.09%	1.31%
Net charge-offs to average loans outstanding during the period	0.20%	0.09%	0.02%	0.09%	0.19%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,448	78.9%	78.9%	$1,445	73.9%	81.4%
Commercial business	235	12.8	18.3	273	14.0	15.0
Consumer	153	8.3	2.8	237	12.1	3.6
Unallocated	—	—	—	—	—	N/A

Total allowance for loan losses	$1,836	100.0%	100.0%	$1,955	100.0%	100.0%

	At June 30,
	2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,649	75.9%	81.6%	$1,981	86.4%	80.0%	$2,108	85.0%	90.2%
Commercial business	454	20.9	13.9	250	10.9	16.4	193	7.8	6.7
Consumer	69	3.2	4.5	62	2.7	3.6	178	7.2	3.1
Unallocated	—	—	N/A	—	—	N/A	—	—	N/A

Total allowance for loan losses	$2,172	100.0%		$2,293	100.0%		$2,479	100.0%

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

Nonperforming assets totaled $768,000, or 0.23% of total assets, at June 30, 2008, compared to $526,000, or 0.15% at June 30, 2007. Foreclosed real estate increased $187,000 to $462,000 at June 30, 2008. At June 30, 2008, foreclosed real estate consisted of $82,000 of single family homes and $380,000 of commercial real estate. Nonaccrual loans at June 30, 2008 included $139,000 of residential mortgage loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2008, there were no loans classified as impaired.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$139	$251	$296	$426	$1,047
Commercial business	162	—	49	—	15
Consumer	—	—	—	—	21

Total	301	251	345	426	1,083

Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	301	251	345	426	1,083
Real estate owned	462	275	74	914	552
Other nonperforming assets(1)	5	—	16	—	—

Total nonperforming assets	$768	$526	$435	$1,340	$1,635

Total nonperforming loans to total loans	0.11%	0.09%	0.13%	0.20%	0.58%
Total nonperforming loans to total assets	0.09%	0.07%	0.11%	0.14%	0.35%
Total nonperforming assets to total assets	0.23%	0.15%	0.13%	0.45%	0.54%

(1)	Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the year ended June 30, 2008 and the year ended June 30, 2007 had nonaccruing loans been current according to their original terms amounted to $24,000 and $20,000, respectively. The amount of interest related to these loans included in interest income was $14,000 for the year ended June 30, 2008 and $15,000 for the year ended June 30, 2007.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2008	2007	2006
	(In thousands)
Substandard assets	$3,490	$4,784	$5,370
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$3,490	$4,784	$5,370

At each of the dates in the above table, substandard assets consisted of all nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $2.7 million, $4.3 million and $4.9 million at June 30, 2008, 2007 and 2006, respectively. At June 30, 2008, we also had $8.4 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $625,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans	$1,296	$109	$1,338	$1,220	$828	$145
Commercial business loans	520	—	24	—	396	171
Consumer loans	60	—	138	44	102	1

Total	$1,876	$109	$1,500	$1,264	$1,326	$317

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $2.4 million and interest-bearing deposits totaled $15.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3.5 million at June 30, 2008. In addition, at June 30, 2008, we had arranged the ability to borrow a total of approximately $49.3 million from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $33.0 million.

At June 30, 2008, we had $1.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $5.9 million in loans-in-process primarily to fund undisbursed proceeds of construction loans, $8.0 million in unused standby letters of credit and $20.0 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2008 totaled $99.3 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2008.

	Total	Payments due by period
Contractual Obligations		Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$33,000	$—	$16,000	$17,000	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	81	30	37	14	—
Purchase obligations	185	185	—	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$33,266	$215	$16,037	$17,014	$—

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2008, we originated $164.0 million of loans. In fiscal 2007, we originated $161.4 million of loans. In fiscal 2006, we originated $161.9 million of loans and purchased $1.2 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $3.5 million in the year ended June 30, 2008, a net increase in total deposits of $21.2 million for the year ended June 30, 2007 and a net increase in total deposits of $4.1 million for the year ended June 30, 2006, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advances were $33.0 million at June 30, 2008 and were $44.8 million and $52.4 million at June 30, 2007 and June 30, 2006, respectively.

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements.”

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

For the three months and year ended June 30, 2008, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$71,806	$(2,217)	(3)%	21.50%	(28	)bp
200	72,573	(1,450)	(2)	21.60	(18)
100	73,131	(893)	(1)	21.64	(14)
0	74,023	—	—	21.78	—
(100)	73,504	(519)	(1)	21.51	(27)

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

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-3 through F-30 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business—Executive Officers of the Registrant.” The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following table provides information as of June 30, 2008 for compensation plans under which equity securities may be issued. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	400,032	$13.69	298,718
Equity compensation plans not approved by security holders	—	—	—
Total	400,032	$13.69	298,718

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Management” in the Proxy Statement. The information required by this item relating to director independence is incorporated herein by reference to the section captioned “Items to Be Voted Upon By Shareholders—Item I—Election of Directors” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Items to Be Voted Upon By Shareholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) The exhibits and financial statement schedules filed as a part of this report are as follows:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets for the Years Ended June 30, 2008 and 2007.

•	Consolidated Statements of Earnings for the Years Ended June 30, 2008 and 2007.

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2008 and 2007.

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007.

•	Notes to Consolidated Financial Statements.

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)	Exhibits

3.1		Charter of Jefferson Bancshares, Inc. (1)

3.2		Bylaws of Jefferson Bancshares, Inc. (2)

4.0		Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)

10.1	*	Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (3)

10.2	*	Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (4)

10.3	*	Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan (1)

10.4	*	1995 Jefferson Federal Savings and Loan Association of Morristown Stock Option Plan (1)

10.5	*	Jefferson Federal Bank Supplemental Executive Retirement Plan (1)

10.6	*	Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan (5)

11.0		Statement re: computation of per share earnings (6)

21.0		List of Subsidiaries

23.0		Consent of Craine, Thompson & Jones, P.C.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K, filed on October 26, 2007.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(4)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(5)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(6)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements found on page F-13.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 11, 2008	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith	President, Chief Executive Officer and Director (principal executive officer)	September 11, 2008
Anderson L. Smith

/s/ Jane P. Hutton Jane P. Hutton	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 11, 2008

/s/ John F. McCrary, Jr.	Director	September 11, 2008
John F. McCrary, Jr.

/s/ H. Scott Reams	Director	September 11, 2008
H. Scott Reams

/s/ Dr. Jack E. Campbell	Director	September 11, 2008
Dr. Jack E. Campbell

/s/ Dr. Terry M. Brimer	Director	September 11, 2008
Dr. Terry M. Brimer

/s/ William F. Young	Director	September 11, 2008
William F. Young

/s/ William T. Hale	Director	September 11, 2008
William T. Hale

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2008 based on the specified criteria. Craine, Thompson & Jones, P.C., an independent registered public accounting firm, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report on the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

[Letterhead of Craine, Thompson, & Jones, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jefferson Bancshares, Inc.

We have audited Jefferson Bancshares, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jefferson Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Jefferson Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Jefferson Bancshares, Inc., and our report dated September 2, 2008, expressed an unqualified opinion.

/s/ Craine, Thompson, & Jones, P.C.

Morristown, Tennessee

September 2, 2008

[Letterhead of Craine, Thompson, & Jones, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jefferson Bancshares, Inc. and Subsidiary

Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiary as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferson Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 2, 2008, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Craine, Thompson, & Jones, P.C.

Morristown, Tennessee

September 2, 2008

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,
	2008	2007
Assets

Cash and cash equivalents	$2,398	$1,955
Interest-bearing deposits	14,112	4,802
Fed funds sold	1,106	977
Investment securities classified as available for sale, net	3,478	27,278
Federal Home Loan Bank stock	1,868	1,796
Bank owned life insurance	5,926	5,702
Loans receivable, net of allowance for loan losses of $1,836 and $1,955	282,483	274,881
Loans held-for-sale	258	2,468
Premises and equipment, net	15,200	15,572
Foreclosed real estate, net	462	275
Accrued interest receivable:
Investments	38	299
Loans receivable, net	1,208	1,414
Deferred tax asset	844	1,606
Other assets	884	678

Total assets	$330,265	$339,703

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$17,517	$12,561
Interest-bearing	206,035	207,521
Federal Home Loan Bank advances	33,000	44,800
Other liabilities	836	1,120
Accrued income taxes	100	57

Total liabilities	257,488	266,059

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares issued and outstanding—none	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 8,446,375 shares issued and 6,207,702 and 6,411,586 outstanding at June 30, 2008 and 2007, respectively	84	84
Additional paid-in capital	72,959	72,738
Unearned ESOP shares	(4,537)	(4,969)
Unearned compensation	(1,659)	(2,182)
Accumulated other comprehensive income	(17)	(246)
Retained earnings	34,965	35,082
Treasury stock, at cost (2,238,673 and 2,034,789 shares)	(29,018)	(26,863)

Total stockholders’ equity	72,777	73,644

Total liabilities and stockholders’ equity	$330,265	$339,703

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	Years Ended June 30,
	2008	2007
Interest income:
Interest on loans receivable	$19,782	$19,605
Interest on investment securities	733	1,118
Other interest	331	281

Total interest income	20,846	21,004

Interest expense:
Deposits	7,665	7,334
Advances from FHLB	1,583	2,326

Total interest expense	9,248	9,660

Net interest income	11,598	11,344
Increase in loan loss allowance	451	30

Net interest income after provision for loan losses	11,147	11,314

Noninterest income:
Dividends	36	69
Mortgage origination income	338	451
Service charges and fees	768	522
Gain on sale of fixed assets	1	—
Gain (loss) on sale of investment securities, net	—	(29)
Gain on sale of foreclosed real estate, net	51	39
Increase in BOLI cash value	224	211
Other	102	92

Total noninterest income	1,520	1,355

Noninterest expense:
Compensation and benefits	5,518	6,011
Occupancy expense	702	572
Equipment and data processing expenses	1,458	1,377
DIF deposit insurance premium	26	25
Advertising	246	324
Other	1,939	1,761

Total noninterest expense	9,889	10,070

Earnings before income taxes	2,778	2,599

Income taxes:
Current	911	753
Deferred	620	155

Total income taxes	1,531	908

Net earnings	$1,247	$1,691

Net earnings per common share—basic	$0.22	$0.28

Net earnings per common share—diluted	$0.22	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2006	$84	$72,171	$(5,401)	$(2,733)	$(609)	$34,780	$(23,749)	$74,543

Comprehensive income:
Net earnings	—	—	—	—	—	1,691	—	1,691
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $225	—	—	—	—	363	—	—	363

Total comprehensive income	—	—	—	—	—	—	—	2,054
Dividends	—	—	—	—	—	(1,558)	—	(1,558)
Dividends used for ESOP payment	—	—	—	—	—	149	—	149
Dividends used for MRP and ESOP expenses	—	—	—	—	—	20	—	20
Shares committed to be released by the ESOP	—	119	432	—	—	—	—	551
Stock options expensed	—	265	—	—	—	—	—	265
Earned portion of stock grants	—	—	—	551	—	—	—	551
MRP Vesting	—	(23)	—	—	—	—	—	(23)
Exercise of options	—	160	—	—	—	—	—	160
Tax benefit from exercise of nonqualifying stock options	—	46	—	—	—	—	—	46
Purchase of common stock (241,698 shares)	—	—	—	—	—	—	(3,114)	(3,114)

Balance at June 30, 2007	84	72,738	(4,969)	(2,182)	(246)	35,082	(26,863)	73,644

Comprehensive income:
Net earnings	—	—	—	—	—	1,247	—	1,247
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $142	—	—	—	—	229	—	—	229

Total comprehensive income	—	—	—	—	—	—	—	1,476
Dividends	—	—	—	—	—	(1,508)	—	(1,508)
Dividends used for ESOP payment	—	—	—	—	—	124	—	124
Dividends used for MRP and ESOP expenses	—	—	—	—	—	20	—	20
Shares committed to be released by the ESOP	—	11	432	—	—	—	—	443
Stock options expensed	—	262	—	—	—	—	—	262
Earned portion of stock grants	—	—	—	523	—	—	—	523
MRP Vesting	—	(52)	—	—	—	—	—	(52)
Purchase of common stock (203,884 shares)	—	—	—	—	—	—	(2,155)	(2,155)

Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,247	$1,691
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	443	551
Depreciation and amortization expense	658	536
Amortization of premiums (discounts), net investment securities	14	15
Provision for loan losses	451	30
Gain on sale of fixed assets	(1)	—
Loss on sale of investment securities, net	—	29
FHLB stock dividends	(49)	(52)
Amortization of deferred loan fees, net	(261)	(181)
Gain on foreclosed real estate, net	(51)	(39)
Deferred tax expense	620	155
Tax benefit from stock options and MRP	—	46
Earned portion of MRP	522	551
Origination of mortgage loans held for sale	(21,165)	(49,502)
Proceeds from sales of mortgage loans	23,375	48,679
Increase in cash value of life insurance	(224)	(211)
Stock options expensed	262	265
Decrease (increase) in:
Accrued interest receivable	467	(41)
Other assets	(206)	3,992
Increase in other liabilities and accrued income taxes	(229)	3

Net cash provided by operating activities	5,873	6,517

Cash flows from investing activities:
Loan originations, net of principal collections	(8,082)	(20,615)
Purchase of Federal Home Loan Bank stock	(23)	—
Proceeds from sale of available-for-sale securities	1,000	3,965
Proceeds from maturities, calls, and prepayments	23,157	1,145
Proceeds from sale of fixed assets	1	—
Purchase of premises and equipment	(286)	(4,182)
Proceeds from sale of foreclosed real estate, net	247	(2)

Net cash provided by (used in) investing activities	16,014	(19,689)

(continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$3,470	$21,239
Proceeds from advances from FHLB	45,100	89,500
Repayment of FHLB advances	(56,900)	(97,100)
Purchase of treasury stock	(2,155)	(3,114)
Proceeds from exercise of stock options	—	160
Dividends paid	(1,520)	(1,735)

Net cash (used in) provided by financing activities	(12,005)	8,950

Net increase (decrease) in cash and cash equivalents, and interest-bearing deposits	9,882	(4,222)
Cash, cash equivalents, and interest-bearing deposits at beginning of period	7,734	11,956

Cash and cash equivalents at end of year	$17,616	$7,734

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and advances	$9,350	$9,660
Income taxes	$1,060	$720
Real estate acquired in settlement of loans	$1,564	$275

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

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

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions, interest-bearing deposits in other depository institutions and fed funds sold with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $15,218 and $5,779 at June 30, 2008 and 2007, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” according to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e., other comprehensive income). Investments in equity securities are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

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

Specific valuation allowances are established for impaired loans. The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include non-accrual income property loans (excluding those loans included in the homogeneous portfolio which are collectively reviewed for impairment), large non-accrual single-family loans and troubled debt restructuring. Such loans are placed on non-accrual status at the point deemed uncollectible and impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of collateral if the loan is collateral dependent. Impairment losses are recognized through an increase in the allowance for loan losses.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.	Credit related financial instruments arising in the ordinary course of business consist primarily of commitments to extend credit. Such financial instruments are recorded when they are funded.

g.	Premises and equipment are carried at cost, less accumulated depreciation. Expenditures for assets with a life greater than one year and costing more than $1,000 are generally capitalized. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Estimated lives for buildings, leasehold improvements, equipment and furniture are thirty-nine, thirty-nine, five and seven years, respectively. Estimated lives for building improvements are evaluated on a case-by-case basis and depreciated over the estimated remaining life of the improvement.

h.	Foreclosed real estate is initially recorded, and subsequently carried, at the lower of cost or fair value less estimated selling costs. Costs related to improvement of foreclosed real estate are capitalized.

i.	Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

j.	Effective July 1, 2005, the Company adopted Statement of Financial Standards No. 123R Share Based Payment which is an amendment of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period.

The Company adopted SFAS 123R using the modified prospective application transition method. This method requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $214, net of taxes for the fiscal year ending June 30, 2008 and by approximately $106 in the remaining requisite service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The Company has determined the estimated fair value of stock options at grant date using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

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

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank. At June 30, 2008 and 2007, these reserve balances amounted to $1,273 and $1,067, respectively.

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

	Years Ending June 30,
	2008	2007
Weighted average number of common shares used in computing basic earnings per common share	5,717,375	5,977,094
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,717,375	5,977,094

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Disclosures for Derivative Instruments and Hedging Activities - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. The FASB issued this statement in response to concerns that current disclosures related to derivative instruments and hedging activities do not provide adequate information about how these activities affect an entity’s financial position, financial performance, and cash flows. As such, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate that this Statement would have any material impact on the consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The Statement also provides guidance on financial assets and liabilities that are not subject to fair value measurement. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted provided that the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not anticipate that this Statement would have any material impact on the consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Fair Value Measurements - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements as an amendment to several Accounting Principles Board Opinions, FASB Statements and one FASB Interpretation. The Statement defines fair value, provides a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects that its disclosures regarding measurement of fair value will be expanded, but does not anticipate that there would be any other material impact on the consolidated financial statements.

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$—	$—	$—	$—
Municipals	3,506	7	(35)	3,478

Total securities available-for-sale	$3,506	$7	$(35)	$3,478

Weighted-average rate	3.62%

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$23,339	$—	$(278)	$23,061
Municipals	4,338	1	(122)	4,217

Total securities available-for-sale	$27,677	$1	$(400)	$27,278

Weighted-average rate	3.96%

Investment securities with a carrying value of $0 and $4,950 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2008 and 2007, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2008
Federal agency	$—	$—	$—	$—	$—	$—
Municipals	2,417	(35)	—	—	2,417	(35)

	$2,417	$(35)	$—	$—	$2,417	$(35)

June 30, 2007
Federal agency	$—	$—	$23,061	$(278)	$23,061	$(278)
Municipals	—	—	4,106	(122)	4,106	(122)

	$—	$—	$27,167	$(400)	$27,167	$(400)

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

Maturities of debt securities at June 30, 2008, are summarized as follows:

	Available-for-Sale		Weighted Average Yield
	Amortized Cost	Fair Value
Within 1 year	$377	$377	3.26%
Over 1 year through 5 years	1,229	1,226	3.19%
After 5 years through 10 years	1,423	1,401	3.88%
Over 10 years	477	474	4.28%

	$3,506	$3,478	3.62%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Year Ended June 30,
	2008	2007
Proceeds from sales	$1,000	$3,965

Gross realized gains	$—	$6
Gross realized losses	—	(35)

Net gains (losses)	$—	$(29)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2008	2007
Real estate loans:
Residential 1-4 family	$63,340	$69,693
Home equity lines of credit	5,723	5,470
Multi-family	4,219	8,182
Construction	19,553	21,634
Commercial	90,933	86,929
Land	40,862	33,604

Total real estate loans	224,630	225,512

Commercial business loans	52,037	41,667

Consumer loans:
Automobile loans	3,973	6,423
Mobile home loans	60	82
Loans secured by deposits	930	978
Other consumer loans	2,961	2,540

Total consumer loans	7,924	10,023

Sub-total	284,591	277,202

Less:
Deferred loan fees, net	(272)	(366)
Allowance for losses	(1,836)	(1,955)

Loans, net	$282,483	$274,881

Weighted-average rate	6.33%	7.34%

The following is a summary of information pertaining to impaired and non-accrual loans:
	June 30,
	2008	2007
Total impaired loans	$—	$—
Valuation allowance for impaired loans	$—	$—
Total non-accrual loans	$301	$251

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

	Years Ended June 30,
	2008	2007
Average investment in impaired loans	$—	$38
Interest income recognized on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate. Construction loans are secured by commercial real estate and single-family dwellings.

Following is a summary of activity in allowance for losses:

	Years Ended June 30,
	2008	2007
Balance, beginning of period	$1,955	$2,172
Loans charged-off	(684)	(374)
Recoveries	114	127
Provision for loan losses	451	30

Balance, end of period	$1,836	$1,955

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance, June 30, 2007	$7,772

Additions	—
Repayment	(878)

Balance, June 30, 2008	$6,894

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2008	2007
Land	$3,324	$3,363
Office building	12,460	12,233
Leasehold improvements	74	74
Furniture and equipment	3,351	3,254

	19,209	18,924
Less accumulated depreciation and amortization	4,009	3,352

	$15,200	$15,572

Depreciation and amortization expense for the years ended June 30, 2008 and 2007 was $658 and $536, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2008, pertaining to real property, future minimum payments are as follows:

For the year ended June 30,
2009	$30
2010	18
2011	19
2012	14
2013	14

Total	$95

Lease expense for June 30, 2008 and 2007 was $30 and $95, respectively.

The Company has also entered into a service contract for data processing services. Future minimum payments under this agreement are as follows:

For the year ended June 30,
2009	$185

Total	$185

Data processing service expense for June 30, 2008 and 2007 was $577 and $569, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS

Deposits are summarized as follows:

	June 30,
	2008	2007
Description and Interest Rate
Noninterest-bearing NOW accounts	$17,517	$12,561
NOW accounts, 0.50%	20,352	16,230
Passbook accounts, 0.59%	9,153	9,690
Money market deposit accounts, 2.20% and 3.76%, respectively	49,781	41,312

Total transaction accounts	96,803	79,793

Certificates:
1.01 - 2.00%	2,234	—
2.01 - 3.00%	25,351	1,410
3.01 - 4.00%	60,067	12,888
4.01 - 5.00%	33,608	86,676
5.01 - 6.00%	5,489	39,315

Total certificates, 3.62% and 4.49%, respectively	126,749	140,289

Total deposits	$223,552	$220,082

Weighted-average rate-deposits	2.60%	3.60%

The aggregate amount of time deposits in denominations of $100,000 or more was $43,472 and $45,913, respectively, at June 30, 2008 and 2007.

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $100,000 are generally not federally insured.

The total amount of overdrafts reclassified as loans was $78 and $77, respectively, at June 30, 2008 and 2007.

At June 30, 2008, the scheduled maturities of time deposits are as follows:

2009	$99,266
2010	7,166
2011	19,748
2012	569

Total	$126,749

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	Years Ended June 30,
	2008	2007
NOW	$104	$84
Passbook accounts	49	51
Money market deposit accounts	1,399	1,394
Certificates	6,113	5,805

	7,665	7,334
Less—early withdrawal penalties	—	—

	$7,665	$7,334

NOTE 9 – FHLB ADVANCE

Pursuant to collateral agreements with the Federal Home Loan Bank (“FHLB”), advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $49,266 at June 30, 2008. Outstanding advances were $33,000 and $44,800 at June 30, 2008 and 2007, respectively.

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2008, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates.

Income taxes are summarized as follows:

	Years Ended June 30,
	2008	2007
Current taxes:
Federal income	$725	$604
State excise	186	149

	911	753

Deferred taxes:
Federal income	618	148
State excise	2	7

	620	155

	$1,531	$908

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes Years Ended June 30,
	2008	2007
Tax at statutory rate	34.0%	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	4.0	3.7
Increase in BOLI cash value	(3.1)	(3.1)
Additional ESOP compensation	(2.0)	(0.5)
Deferred tax benefit on valuation allowance	24.0	—
Other, net	(1.8)	0.8

Effective tax rate	55.1%	34.9%

The provisions of SFAS No. 109 require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. There were no excess reserves at June 30, 2008 and 2007. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements. The deferred tax asset valuation allowance at June 30, 2008 is related to the expiration of a charitable contribution carryover. The Company has a charitable contribution carryover of $2,306, which expires June 30, 2009. The valuation allowance represents the estimated tax effect portion of the unused contribution carryover that will expire on that date.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2008	2007
Deferred tax liabilities:
FHLB stock dividends	$(505)	$(486)
Depreciation	(40)	(64)

	(545)	(550)

Deferred tax assets:
Charitable contributions	784	871
Deferred loan fees, net	104	140
Allowance for “available-for-sale” securities	11	153
MRP compensation	105	108
Stock option expense	144	96
Deferred compensation	39	29
Allowance for losses on loans	708	749
Charge-offs not recognized for tax purposes	161	—
Unearned profit on sale of REO	—	10

Gross deferred tax assets	2,056	2,156
Valuation allowance	(667)	—

Deferred tax asset	1,389	2,156

Net deferred tax asset	$844	$1,606

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

ESOP compensation expense was $443 and $551 for the years ended June 30, 2008 and 2007. The original number of shares committed was 670,089 and 43,207 were released during the years ended June 30, 2008 and 2007, respectively. The 475,272 remaining unearned shares had an approximate fair market value of $4,430 at June 30, 2008.

The Bank has also established a SERP to provide for supplemental retirement benefits with respect to the ESOP. The plan provides certain executives with benefits that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP but for such limitations. The Plan was amended in 2007 to change the first allocation period to December 31, 2007. Compensation expense under the SERP was $15 and $10 for the years ended June 30, 2008 and 2007, respectively.

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

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Due to employee departures during the fiscal year, 12,800 shares were forfeited. Compensation expense for grants vesting in 2008 and 2007 was $523 and $551, respectively.

A summary of the status of the Company’s stock option plan is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	401,778	$13.69	441,504	$12.82
Granted	—	—	—	—
Exercised	—	—	(39,726)	4.02
Forfeited	(1,746)		—

Outstanding at end of year	400,032	13.69	401,778	13.69
Options exercisable at year-end	321,434	13.69	241,083	13.69
Weighted-average fair value of options granted during the year	$—		$—

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

Information pertaining to options outstanding at June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.69	400,032	5.58 years	$13.69	321,434	$13.69

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2008 and 2007, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2008, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2008 and 2007 are also presented in the table.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

	Actual		Minimum Capital Requirements			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2008:
Total Capital (to Risk Weighted Assets)	$66,271	24.2%	$21,941	≥	8.0%	$27,426	≥	10.0%
Core Capital (to Tangible Assets)	64,472	19.6%	13,175	≥	4.0%	16,469	≥	5.0%
Tangible Capital (to Tangible Assets)	64,472	19.6%	4,941	≥	1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,472	23.5%	N/A			16,455	≥	6.0%

As of June 30, 2007:
Total Capital (to Risk Weighted Assets)	$67,123	25.5%	$21,099	≥	8.0%	$26,374	≥	10.0%
Core Capital (to Tangible Assets)	65,205	19.3%	13,496	≥	4.0%	16,870	≥	5.0%
Tangible Capital (to Tangible Assets)	65,205	19.3%	5,061	≥	1.5%	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,205	24.7%	N/A			15,824	≥	6.0%

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank June 30,
	2008	2007
GAAP Capital	$65,182	$65,699
Adjustments:
Deferred taxes	(727)	(726)
Unrealized (gains)/losses	17	232

Core, Tangible and Tier 1 Capital	64,472	65,205
Adjustments:
Allowances for losses	1,799	1,918

Total Capital	$66,271	$67,123

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

At June 30, 2008, the Bank’s retained earnings available for the payment of dividends was $29,445. Accordingly, $40,981 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2008. Funds available for loans or advances by the Bank to the Company amounted to $6,518.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 14 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Collateral held by the Company consists of a first or second mortgage on the borrower’s property. The amount of collateral obtained is based upon an appraisal of the property.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 14 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2008		June 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and balances due from banks and interest-bearing deposits with banks	$17,616	$17,616	$7,734	$7,734
Available-for-sale and held-to maturity securities	3,478	3,478	27,278	27,278
Federal Home Loan Bank stock	1,868	1,868	1,796	1,796
Loans receivable	282,483	282,720	274,881	269,949
Accrued interest receivable	1,246	1,246	1,713	1,713
Loans held-for-sale	258	258	2,468	2,468

Financial liabilities:
Deposits	(223,552)	(223,886)	(220,082)	(220,774)
FHLB Advance	(33,000)	(33,552)	(44,800)	(44,628)

Off-balance-sheet credit items:
Commitments to extend credit	—	1,775	—	1,260
Letters of credit	—	8,033	—	10,185
Unused lines of credit	—	20,000	—	15,355

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. Commitments at June 30, 2008 to originate adjustable-rate loans were approximately $1.1 million. Commitments at June 30, 2008 to originate fixed-rate loans were approximately $514 with a term of twenty years or less and interest rates of 6.50% to 7.25%. Commitments at June 30, 2007 to originate adjustable-rate loans were approximately $663. Commitments at June 30, 2007 to originate fixed-rate loans with terms of fifteen years or less were approximately $597. Fixed rates ranged from 7.40% to 8.40% for June 30, 2007.

The Company has entered into an employment agreement with its President and CEO Anderson L. Smith. Agreement stipulations are terms, duties, compensation and performance bonuses and provides remedies for both parties upon certain events occurring. Mr. Smith’s agreement provides for deferred compensation upon him attaining age 65.

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

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

June 30, 2008
Balance Sheet

Assets
Cash and due from banks	$1,595
Investment securities classified as available for sale, net	—
Investment in common stock of Jefferson Federal Bank	71,426
Loan receivable from ESOP	5,150
Deferred tax asset	117
Other assets	218

Total assets	$78,506

Liabilities and Stockholders’ Equity
Accrued expenses	$486
Stockholders’ equity	78,020

Total liabilities and stockholders’ equity	$78,506

Year Ended June 30, 2008
Statement of Income
Dividends from Jefferson Federal Bank	$4,000
Interest on investment securities	23
Other income	240

Total income	4,263
Other operating expenses	304

Income before income taxes and equity in undistributed net income of Jefferson Federal Bank	3,959
Income tax	661

3,298
Equity in undistributed net income of Jefferson Federal Bank	(2,051)

Net income	$1,247

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended June 30, 2008
Statement of Cash Flows
Cash flows from operating activities:
Net income	$1,247

Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of net income of Jefferson Federal Bank	2,051
Deferred tax expense	755
Decrease in other assets	(1,002)
Decrease in other liabilities	70

Net cash provided by operations	3,121

Cash flows from investing activities:
Sales and maturities of debt securities	1,000
Investment in Jefferson Federal Bank	(20)
Return of principal on loan to ESOP	368

Net cash provided by investing activities	1,348

Cash flows from financing activities:
Purchase of treasury stock	(2,155)
Dividends paid on common stock	(1,520)
Dividends on unallocated MRP shares received by MRP and used to pay MRP and ESOP administrative expenses	20

Net cash used for financing activities	(3,655)

Net increase in cash and cash equivalents	814
Cash and cash equivalents at beginning of year	781

Cash and cash equivalents at end of year	$1,595

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 18 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Unaudited)
Interest income	$5,411	$5,491	$5,198	$4,746
Interest expense	2,510	2,535	2,293	1,910

Net interest income	2,901	2,956	2,905	2,836
Provision for loan losses	68	60	243	80

Net interest income after reduction in provision for loan losses	2,833	2,896	2,662	2,756
Noninterest income	412	347	378	383
Noninterest expense	2,569	2,538	2,290	2,492

Earnings before income taxes	676	705	750	647
Income taxes	242	881	255	153

Net earnings (loss)	$434	$(176)	$495	$494

Earnings per share, basic	$0.07	$(0.03)	$0.09	$0.09
Earnings per share, diluted	$0.07	$(0.03)	$0.09	$0.09

	Three Months Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(Unaudited)
Interest income	$5,134	$5,236	$5,217	$5,417
Interest expense	2,385	2,428	2,381	2,466

Net interest income	2,749	2,808	2,836	2,951
Provision for loan losses	—	30	—	—

Net interest income after provision for loan losses	2,749	2,778	2,836	2,951
Noninterest income	387	310	324	334
Noninterest expense	2,666	2,539	2,449	2,416

Earnings before income taxes	470	549	711	869
Income taxes	180	200	257	271

Net earnings	$290	$349	$454	$598

Earnings per share, basic	$0.05	$0.06	$0.07	$0.10
Earnings per share, diluted	$0.05	$0.06	$0.07	$0.10