Form 10-Q
period 2008-09-30
JEFFERSON BANCSHARES INC
filed 2008-11-10
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At November 9, 2008, the registrant had 6,194,804 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets

Cash and cash equivalents	$2,609	$2,398
Interest-earning deposits	10,719	14,112
Fed funds sold	349	1,106
Investment securities classified as available-for-sale, net	3,458	3,478
Federal Home Loan Bank stock	1,893	1,868
Bank owned life insurance	5,986	5,926
Loans receivable, net of allowance for loan losses of $1,958 at September 30, 2008 and $1,836 at June 30, 2008	286,547	282,483
Loans held-for-sale	82	258
Premises and equipment, net	15,138	15,200
Foreclosed real estate, net	474	462
Accrued interest receivable:
Investments	46	38
Loans receivable	1,221	1,208
Deferred tax asset	833	844
Other assets	991	884

Total assets	$330,346	$330,265

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$14,652	$17,517
Interest-bearing	203,245	206,035
Federal Home Loan Bank advances	38,000	33,000
Other liabilities	976	836
Accrued income taxes	377	100

Total liabilities	257,250	257,488

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 8,446,375 shares issued and 6,194,804 shares outstanding at September 30, 2008 and 6,207,702 shares outstanding at June 30, 2008	84	84
Additional paid-in capital	73,014	72,959
Unearned ESOP shares	(4,429)	(4,537)
Unearned compensation	(1,534)	(1,659)
Accumulated other comprehensive income	(28)	(17)
Retained earnings	35,126	34,965
Treasury stock, at cost; 2,251,571 shares at September 30, 2008 and 2,238,673 shares at June 30, 2008	(29,137)	(29,018)

Total stockholders’ equity	73,096	72,777

Total liabilities and stockholders’ equity	$330,346	$330,265

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended September 30,
	2008	2007
Interest income:
Interest on loans receivable	$4,597	$5,047
Interest on investment securities	29	273
Other interest	42	91

Total interest income	4,668	5,411

Interest expense:
Deposits	1,325	2,069
Advances from FHLB	356	441

Total interest expense	1,681	2,510

Net interest income	2,987	2,901
Provision for loan losses	160	68

Net interest income after provision for loan losses	2,827	2,833

Noninterest income:
Dividends from investments	11	8
Mortgage origination fee income	54	125
Service charges and fees	245	154
Gain on sale of foreclosed real estate, net	—	46
BOLI increase in cash value	60	55
Other	24	24

Total noninterest income	394	412

Noninterest expense:
Compensation and benefits	1,318	1,444
Occupancy expense	183	171
Equipment and data processing expense	358	359
DIF premiums	9	6
Advertising	3	95
Other	468	494

Total noninterest expense	2,339	2,569

Earnings before income taxes	882	676

Income taxes:
Current	332	234
Deferred	17	8

Total income taxes	349	242

Net earnings	$533	$434

Net earnings per share, basic	$0.09	$0.07

Net earnings per share, diluted	$0.09	$0.07

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2008 and 2007

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:
Net earnings	—	—	—	—	—	533	—	533
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($7)	—	—	—	—	(11)	—	—	(11)

Total comprehensive income	—	—	—	—	—	—	—	522
Dividends	—	—	—	—	—	(372)	—	(372)
Shares committed to be released by the ESOP	—	(10)	108	—	—	—	—	98
Stock options expensed	—	65	—	—	—	—	—	65
Earned portion of stock grants	—	—	—	125	—	—	—	125
Purchase of common stock (12,898 shares)	—	—	—	—	—	—	(119)	(119)

Balance at September 30, 2008	$84	$73,014	$(4,429)	$(1,534)	$(28)	$35,126	$(29,137)	$73,096

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:
Net earnings	—	—	—	—	—	434	—	434
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $88	—	—	—	—	141	—	—	141

Total comprehensive income	—	—	—	—	—	—	—	575
Dividends	—	—	—	—	—	(384)	—	(384)
Dividends used for ESOP payment	—	—	—	—	—	—	—	—
Shares committed to be released by the ESOP	—	16	108	—	—	—	—	124
Stock options expensed	—	66	—	—	—	—	—	66
Earned portion of stock grants	—	—	—	136	—	—	—	136
MRP vesting	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—
Tax benefit from exercise of nonqualifying stock options	—	—	—	—	—	—	—	—
Purchase of common stock (16,631 shares)	—	—	—	—	—	—	(196)	(196)

Balance at September 30, 2007	$84	$72,820	$(4,861)	$(2,046)	$(105)	$35,132	$(27,059)	$73,965

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$533	$434
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	99	124
Depreciation and amortization expense	152	164
Amortization of premiums (discounts), net on investment securities	3	4
Provision for loan losses	160	68
FHLB stock dividends	(25)	—
Amortization of deferred loan fees, net	(59)	(58)
(Gain) on sale of foreclosed real estate, net	—	(46)
Deferred tax expense	17	8
Originations of mortgage loans held for sale	(3,375)	(8,586)
Proceeds from sale of mortgage loans	3,551	10,496
Increase in cash value of life insurance	(60)	(55)
Earned portion of MRP	125	136
Stock options expensed	65	66
Decrease (increase) in:
Accrued interest receivable	(21)	71
Other assets	(107)	41
Increase (decrease) in other liabilities and accrued income taxes	417	98

Net cash provided by (used for) operating activities	1,475	2,965

Cash flows used for investing activities:
Loan originations, net of principal collections	(4,177)	2,543
Investment securities classified as available for sale:
Proceeds from maturities, calls and prepayments	—	2,000
Purchase of premises and equipment	(90)	(54)
Proceeds from sale of (additions to) foreclosed real estate, net	(1)	196

Net cash provided by (used for) investing activities	(4,268)	4,685

Cash flows from financing activities:
Net increase (decrease) in deposits	(5,655)	9,136
Proceeds from advances from FHLB	16,500	6,500
Repayment of FHLB advances	(11,500)	(20,300)
Purchase of treasury stock	(119)	(196)
Dividends paid	(372)	(385)

Net cash provided by (used for) financing activities	(1,146)	(5,245)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(3,939)	2,405
Cash, cash equivalents and interest-earning deposits at beginning of period	17,616	7,734

Cash, cash equivalents and interest-earning deposits at end of period	$13,677	$10,139

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$1,078	$2,069
Interest on FHLB advances	$356	$441
Income taxes	$30	$85
Real estate acquired in settlement of loans	$12	$0

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 11, 2008. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Jefferson Federal may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of Jefferson Federal at the time of its conversion to stock form.

Under applicable regulations, Jefferson Federal is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Under the banking laws of the State of Tennessee, a Tennessee chartered savings bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income for the preceding two years without the prior approval of the Commissioner of the Department of Financial Institutions.

(5)	Earnings Per Common Share

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated ESOP shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended September 30, 2008, stock options to purchase 400,032 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended September 30,
	2008	2007
Weighted average number of common shares used in computing basic earnings per common share	5,638,175	5,879,990
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	5,638,175	5,879,990

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Accounting by Creditors for Impairment of a Loan

Impairment of loans is recognized in conformity with Financial Accounting Standards Board (“FASB”) Statement No. 118. There was no impairment of loans or allowance for loan losses related to impaired loans at September 30, 2008. Other nonaccrual loans at September 30, 2008 were approximately $725,000. For the three months ended September 30, 2008, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $14,000. Interest income from non-accrual loans included in the Company’s interest income amounted to $3,000 for the three months ended September 30, 2008.

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2008:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2008		$1,836
Provision for loan losses		160
Charge-offs	(49)
Recoveries	11

Net (charge-offs)/recoveries		(38)

Balance at September 30, 2008		$1,958

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

At September 30, 2008, we had approximately $3.7 million in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans, we had $5.9 million of loans-in-process, $3.5 million in unused standby letters of credit and approximately $19.9 million in unused lines of credit.

(9)	Dividend Declaration

On August 28, 2008 the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of September 30, 2008 and payable on October 10, 2008.

(10)	Stock Incentive Plans

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors of Jefferson Federal and Jefferson Bancshares. As of September 30, 2008, there were 400,032 options and 192,352 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

The table below summarizes the status of the Company’s stock option plans as of September 30, 2008.

	Three Months Ended September 30, 2008
	Shares	Weighted- average exercise price
Outstanding at beginning of period	401,778	$13.69
Granted during the three-month period	—	—
Options forfeited	1,746	$13.69
Options exercised	—	—
Outstanding at September 30, 2008	400,032	$13.69

Options exercisable at September 30, 2008	321,434	$13.69

The following information applies to options outstanding at September 30, 2008:

Number outstanding	400,032
Range of exercise prices	$13.69
Weighted-average exercise price	$13.69
Weighted-average remaining contractual life	5.33
Number of options remaining for future issuance	298,718

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

Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. This requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $106,000 in fiscal year 2009. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The estimated fair value of stock options at grant date has been determined using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

(11)	Fair Value Disclosures

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Options for Financial Assets and Liabilities”. SFAS No. 159, which was issued in February 2007, generally permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement also provides guidance on financial assets and liabilities that are not subject to fair value measurement. Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS No. 157, which was issued in September 2006, defines fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosures about fair value measurements. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.

In accordance with SFAS No. 157, when measuring fair value, the Company uses valuation techniques that are appropriate and consistently applied. A hierarchy is also established under the standard and is used to prioritize valuation inputs into the following three levels to determine fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than the quoted prices included in Level 1.

Level 3: Unobservable inputs.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on at least a monthly basis. Fair value measurements are based upon independent pricing models or other model-based valuation techniques with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities.

The fair value measurements as of September 30, 2008, for investment securities available-for-sale are summarized below:

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total
Securities available for sale	—	$3,458	—	$3,458

(12)	Subsequent Event

On October 31, 2008, the Company completed its previously announced acquisition of State of Franklin Bancshares, Inc. (“State of Franklin Bancshares”). Pursuant to the terms of the Agreement and Plan of Merger by and between the Company and State of Franklin Bancshares, shares of State of Franklin Bancshares will be converted into either $10.00 in cash or 1.1287 shares of Jefferson Bancshares common stock. The total merger consideration will consist of approximately $4.3 million in cash and 736,000 shares of Jefferson Bancshares stock. The acquisition provided the Company with total assets of approximately $670 million, including loans of approximately $509 million and total deposits of approximately $478 million.

In connection with the merger, on October 31, 2008, Jefferson Federal merged with and into State of Franklin Savings Bank, the wholly owned subsidiary of State of Franklin Bancshares, Inc. The resulting institution will continue to operate as a Tennessee chartered savings bank under the name “Jefferson Federal Bank.” As a Tennessee chartered savings bank, Jefferson Federal will be regulated by the Tennessee Department of Financial Institutions and the FDIC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 11, 2008.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended June 30, 2008 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net Income

Net income was $533,000, or $0.09 per diluted share, for the quarter ended September 30, 2008 compared to net income of $434,000, or $0.07 per diluted share, for the corresponding quarter in 2007. The increase in net income for the three months ended September 30, 2008 was due to an increase in net interest income and a decrease in noninterest expense, partially offset by an increase in the provision for loan losses.

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands, except per share data)
Net earnings	$533	$434
Net earnings per share, basic	$0.09	$0.07
Net earnings per share, diluted	$0.09	$0.07
Return on average assets (annualized)	0.65%	0.52%
Return on average equity (annualized)	2.89%	2.35%

Net Interest Income

Net interest income before loan loss provision increased $86,000, or 3.0%, to $3.0 million for the quarter ended September 30, 2008 from the corresponding period in 2007. The interest rate spread and net interest margin for the quarter ended September 30, 2008 were 3.35% and 3.94%, respectively, compared to 2.91% and 3.72%, respectively, for the same period in 2007.

The following table summarizes changes in interest income and expense for the three-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Interest income:
Loans	$4,597	$5,047	$(450)	(8.9)%
Investment securities	29	273	(244)	(89.4)%
Interest-earning deposits	17	62	(45)	(72.6)%
FHLB stock	25	29	(4)	(13.8)%

Total interest income	4,668	5,411	(743)	(13.7)%

Interest expense:
Deposits	1,325	2,069	(744)	(36.0)%
Borrowings	356	441	(85)	(19.3)%

Total interest expense	1,681	2,510	(829)	(33.0)%

Net interest income	$2,987	$2,901	$86	3.0%

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,
	2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$287,869	6.34%	$275,138	7.28%
Investment securities	3,467	3.32%	26,323	4.15%
Interest-earning deposits	7,707	0.88%	6,317	3.89%
FHLB stock	1,868	5.31%	1,796	6.41%
Deposits	202,947	2.59%	212,589	3.86%
Borrowings	35,057	4.03%	35,118	4.98%

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

	Three Months Ended September 30, 2008 Compared to 2007
	Increase (Decrease) Due To		Net
	Volume	Rate
	(In thousands)
Interest income:
Loans receivable	$250	$(700)	$(450)
Investment securities	(240)	—	(240)
Municipals	(7)	3	(4)
Daily interest-earning deposits and other interest-earning assets	19	(68)	(49)

Total interest-earning assets	22	(765)	(743)

Interest expense:
Deposits	(90)	(654)	(744)
Borrowings	(1)	(84)	(85)

Total interest-bearing liabilities	(91)	(738)	(829)

Net change in interest income	$113	$(27)	$86

Total interest income decreased $743,000, to $4.7 million for the three months ended September 30, 2008 due to a lower average yield on interest-earning assets more than offsetting an increase in the average balance of interest-earning assets.

Interest on loans decreased $450,000, or 8.9%, to $4.6 million for the three months ended September 30, 2008. The decrease in interest on loans was attributable to a decrease in the average yield partially offset by a higher average balance of loans. The average balance of loans increased $12.7 million, or 4.6%, to $287.9 million for the three months ended September 30, 2008 primarily due to growth in the commercial loan portfolio. The average yield on loans decreased 94 basis points to 6.34%, primarily as a result of decreases in the prime lending rate.

Interest on investment securities decreased $244,000 to $29,000 for the three months ended September 30, 2008 primarily due to a decline in the average balance of investment securities. The average balance of investment securities was $3.5 million for the three months ended September 30, 2008 compared to $26.3 million for the comparable period in 2007 due to securities being called.

Total interest expense decreased $829,000, or 33.0%, to $1.7 million for the three-month period ended September 30, 2008 primarily due to a 122 basis point decline in the rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities.

Interest expense on deposits decreased $744,000, or 36.0%, to $1.3 million for the three-month period ended September 30, 2008 due to a decrease in the average rate paid on deposits and a decrease in the average balance of deposits. The average rate paid on deposits decreased 127 basis points to 2.59% due to decreases in short term interest rates while the average balance of deposits declined $9.6 million to $202.9 million due to a decrease in the average balance of certificates of deposit.

Interest expense on FHLB advances decreased $85,000, or 19.3%, to $356,000 for the three months ended September 30, 2008 compared to the same period in 2007. The decrease was due to a lower average rate paid on borrowings.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses for the three-month period ended September 30, 2008 amounted to $160,000 compared to $68,000 for the comparable period in 2007. The increase in the provision for loan losses reflects growth in commercial loans, management’s evaluation of credit quality and current economic conditions. Nonperforming loans totaled $725,000 at September 30, 2008 compared to $1.4 million at September 30, 2007.

Noninterest Income

Noninterest income decreased $18,000, or 4.4%, to $394,000 for the three months ended September 30, 2008 compared to $412,000 for the corresponding period in 2007. Service charges and fee income increased $91,000, or 59.1%, to $245,000 for the three months ended September 30, 2008 due to the implementation of a new overdraft program. Mortgage origination fee income decreased $71,000, or 56.8%, to $54,000 for the three months ended September 30, 2008 due to a lower volume of loan originations. There was no gain on sale of foreclosed assets for the quarter ended September 30, 2008 compared to a $46,000 gain on sale of foreclosed assets for the corresponding period in 2007.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2008 compared to the same period in 2007.

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$11	$8	$3	37.5%
Mortgage origination fee income	54	125	(71)	(56.8)%
Service charges and fees	245	154	91	59.1%
Gain on sale of foreclosed real estate, net	—	46	(46)	(100.0)%
BOLI increase in cash value	60	55	5	9.1%
Other	24	24	—	0.0%

Total noninterest income	$394	$412	$(18)	(4.4)%

Noninterest Expense

Noninterest expense decreased $230,000, or 9.0%, to $2.3 million for the three-month period ended September 30, 2008 compared to the corresponding 2007 period. Compensation and benefits expense decreased $126,000, or 8.7%, to $1.3 million for the three months ended September 30, 2008 due in part to a lower number of employees. Advertising expense decreased $92,000 to $3,000 due to planned reductions in promotional advertising during the three months ended September 30, 2008.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2008 compared to the same period in 2007.

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Compensation and benefits	$1,318	$1,444	$(126)	(8.7)%
Occupancy expense	183	171	12	7.0%
Equipment and data processing expense	358	359	(1)	(0.3)%
Deposit insurance premiums	9	6	3	50.0%
Advertising	3	95	(92)	(96.8)%
Other	468	494	(26)	(5.3)%

Total noninterest expense	$2,339	$2,569	$(230)	(9.0)%

Income Taxes

Income tax expense for the three months ended September 30, 2008 was $349,000 compared to $242,000 for the same period in 2007 due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $13.7 million at September 30, 2008 compared to $17.6 million at June 30, 2008. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Our investment portfolio consists primarily of municipal securities with maturities of 20 years or less. We do not hold any Freddie Mac or Fannie Mae preferred or common stock in our investment portfolio. Investment securities amounted to $3.5 million at both September 30, 2008 and June 30, 2008. Investment securities classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $45,000, or $28,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At September 30, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$—	$—	$—	$—
Municipals	3,503	7	(52)	3,458

Total securities available-for-sale	$3,503	$7	$(52)	$3,458

Weighted-average rate	3.24%

At June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$—	$—	$—	$—
Municipals	3,506	7	(35)	3,478

Total securities available-for-sale	$3,506	$7	$(35)	$3,478

Weighted-average rate	3.62%

Loans

Net loans increased $4.1 million to $286.5 million at September 30, 2008 primarily due to an increase in real estate loans and commercial business loans. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $228.8 million, or 79.2% of total loans, at September 30, 2008 compared to $224.6 million, or 78.9% of total loans, at June 30, 2008. Commercial business loans increased $562,000, or 1.1%, to $52.6 million at

September 30, 2008, while consumer loans decreased $581,000, or 7.3%, to $7.3 million at that date. The decline in consumer loans was largely attributable to a decrease in indirect automobile loans.

Loans receivable, net, are summarized as follows:

	At September 30, 2008		At June 30, 2008		$ Change	% Change
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$64,099	22.2%	$63,340	22.3%	$759	1.2%
Home equity line of credit	6,431	2.2%	5,723	2.0%	708	12.4%
Commercial	93,225	32.3%	90,933	32.0%	2,292	2.5%
Multi-family	4,877	1.7%	4,219	1.5%	658	15.6%
Construction	19,603	6.8%	19,553	6.9%	50	0.3%
Land	40,585	14.1%	40,862	14.4%	(277)	(0.7)%

Total real estate loans	228,820	79.2%	224,630	78.9%	4,190	1.9%

Commercial business loans	52,599	18.2%	52,037	18.3%	562	1.1%

Consumer loans:
Automobile loans	3,472	1.2%	3,973	1.4%	(501)	(12.6)%
Mobile home loans	57	0.0%	60	0.0%	(3)	(5.0)%
Loans secured by deposits	939	0.3%	930	0.3%	9	1.0%
Other consumer loans	2,875	1.0%	2,961	1.0%	(86)	(2.9)%

Total consumer loans	7,343	2.5%	7,924	2.8%	(581)	(7.3)%

Total gross loans	288,762	100.0%	284,591	100.0%	4,171	1.5%

Less:
Deferred loan fees, net	(257)		(272)		15	(5.5)%
Allowance for losses	(1,958)		(1,836)		(122)	6.6%

Loans receivable, net	$286,547		$282,483		$4,064	1.4%

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

The FDIC and/or the Tennessee Department of Financial Institutions, as an integral part of its examination process, periodically reviews our allowance for loan losses. The FDIC and/or the Tennessee Department of Financial Institutions may require us to make additional provisions for loan losses based on judgments different from ours.

The allowance for loan losses was $2.0 million at September 30, 2008 compared to $1.8 million at June 30, 2008. Our allowance for loan losses represented 0.68% of total loans and 270.07% of nonperforming loans at September 30, 2008 compared to 0.65% of total loans and 609.97% of nonperforming loans at June 30, 2008.

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$1,836	$1,955
Provision for loan losses	160	68
Recoveries	11	10
Charge-offs	(49)	(78)

Net charge-offs	(38)	(68)

Allowance at end of period	$1,958	$1,955

Net charge-offs to average outstanding loans during the period, annualized	0.05%	0.10%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans totaled $725,000 at September 30, 2008 compared to $301,000 at June 30, 2008. Foreclosed real estate amounted to $474,000 at September 30, 2008 compared to $462,000 at June 30, 2008. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$578	$139
Commercial business	147	162
Consumer	—	—

Total nonaccrual loans	725	301

Real estate owned	474	462
Other repossessed assets	5	5

Total nonperforming assets	$1,204	$768

Total nonperforming assets to total assets	0.36%	0.23%
Total nonperforming loans to total loans	0.25%	0.11%
Allowance for loan losses to total nonperforming loans	270.07%	609.97%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at September 30, 2008 was $6.0 million.

Deposits

Total deposits decreased $5.7 million, or 2.5%, to $217.9 million at September 30, 2008 due to a $7.6 million decrease in transaction accounts more than offsetting a $2.0 million increase in certificates of deposit.

	September 30, 2008	June 30, 2008	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$14,652	$17,517	$(2,865)	(16.4)%
NOW accounts	19,334	20,352	(1,018)	(5.0)%
Savings accounts	9,032	9,153	(121)	(1.3)%
Money market accounts	46,141	49,781	(3,640)	(7.3)%
Certificates of deposit	128,738	126,749	1,989	1.6%

	$217,897	$223,552	$(5,655)	(2.5)%

Advances

FHLB advances increased $5.0 million to $38.0 million at September 30, 2008, compared to $33.0 million at June 30, 2008 due to an increase in short term borrowings to meet liquidity needs.

Stockholders’ Equity

Stockholders’ equity amounted to $73.1 million at September 30, 2008 compared to $72.8 million at June 30, 2008. Stock repurchases for the three months ended September 30, 2008 totaled 12,898 shares at an average cost of $9.29 per share. On February 24, 2006, the Company announced its third stock repurchase program pursuant to which up to 690,261 shares of the Company’s outstanding common stock may be repurchased. At September 30, 2008, 115,794 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At September 30, 2008, the adjustment to stockholders’ equity was a net unrealized loss of $28,000 compared to a net unrealized loss of $17,000 at June 30, 2008. The Company declared a $0.06 per share dividend to shareholders of record at September 30, 2008 totaling $372,000 that was payable on October 10, 2008.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $2.6 million and interest-earning deposits totaled $11.1 million, compared to $2.4 million and $15.2 million, respectively, at June 30, 2008. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3.5 million at both September 30, 2008 and June 30, 2008. In addition, at September 30, 2008, our advance agreement with the FHLB provided us with the ability to borrow a total of approximately $47.1 million from the FHLB of Cincinnati. In the three-month period ended September 30, 2008, FHLB advances increased $5.0 million to $38.0 million compared to $33.0 million at June 30, 2008.

We anticipate that we will have sufficient funds available to meet current loan commitments. At September 30, 2008, we had approximately $3.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $5.9 million in loans-in-process primarily related to undisbursed proceeds of construction loans, $3.5 million in unused standby letters of credit and approximately $19.9 million in unused lines of credit. At September 30, 2008, we had $72.6 million in certificates of deposit due within one year and $89.2 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $5.7 million during the three-month period ended September 30, 2008.

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

For the three months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The following table presents our capital position relative to our regulatory capital requirements at September 30, 2008 and June 30, 2008:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At September 30, 2008
Total Capital
(To Risk Weighted Assets)	$66,178	23.6%	$22,444	≥	8.0%	$28,055	≥	10.0%
Core Capital
(To Tangible Assets)	64,277	19.5%	13,175	≥	4.0%	16,468	≥	5.0%
Tangible Capital
(To Tangible Assets)	64,277	19.5%	4,940	≥	1.5%	N/A
Tier 1 Capital
(To Risk Weighted Assets)	64,277	22.9%	N/A			16,833	≥	6.0%

At June 30, 2008
Total Capital
(To Risk Weighted Assets)	66,271	24.2%	21,941	≥	8.0%	27,426	≥	10.0%
Core Capital
(To Tangible Assets)	64,472	19.6%	13,175	≥	4.0%	16,469	≥	5.0%
Tangible Capital
(To Tangible Assets)	64,472	19.6%	4,941	≥	1.5%	N/A
Tier 1 Capital
(To Risk Weighted Assets)	64,472	23.5%	N/A			16,455	≥	6.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2008.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2008 through July 31, 2008	—	—	—	128,692	(1)
Month #2 August 1 2008 through August 31, 2008	12,770	$9.29	12,770	115,922	(1)
Month #3 September 1, 2008 through September 30, 2008	128	$9.23	128	115,794	(1)
Total	12,898	9.29	12,898	115,794

(1)	On February 24, 2006, the Company announced a stock repurchase program under which the Company may repurchase up to 690,261 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The following disclosures would otherwise have been furnished on Form 8-K under the heading:

“Item 2.02. Results of Operations and Financial Condition”:

The information relating to the Company’s results of operations for the quarter ended September 30, 2008, which was furnished to the SEC via a Form 8-K on November 7, 2008, is incorporated herein by reference. The information being incorporated by reference herein shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and between Jefferson Bancshares, Inc. and State of Franklin Bancshares, Inc., dated September 4, 2008 (1)

10.1	Employment Agreement by and among Jefferson Federal Bank, Jefferson Bancshares, Inc. and Randal R. Greene, dated October 31, 2008 (2)

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

November 10, 2008	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

November 10, 2008	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary