Form 10-Q
period 2008-12-31
JEFFERSON BANCSHARES INC
filed 2009-02-17
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At February 17, 2009, the registrant had 6,762,284 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets
Cash and cash equivalents	$8,077	$2,398
Interest-earning deposits	8,737	14,112
Fed funds sold	3,516	1,106
Investment securities classified as available-for-sale, net	44,295	3,478
Federal Home Loan Bank stock	4,735	1,868
Bank owned life insurance	6,041	5,926
Loans receivable, net of allowance for loan losses of $4,692 at December 31, 2008 and $1,836 at June 30, 2008	509,538	282,483
Loans held-for-sale	191	258
Premises and equipment, net	26,267	15,200
Foreclosed real estate, net	1,012	462
Accrued interest receivable:
Investments	404	38
Loans receivable	2,040	1,208
Deferred tax asset	10,791	844
Goodwill	25,814	—
Core deposit intangible	3,323	—
Other assets	3,844	884

Total assets	$658,625	$330,265

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$32,337	$17,517
Interest-bearing	445,880	206,035
Repurchase agreements	1,400	—
Federal Home Loan Bank advances	90,545	33,000
Subordinated debentures	6,853	—
Other liabilities	3,074	836
Accrued income taxes	16	100

Total liabilities	580,105	257,488

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,777,198 shares outstanding at December 31, 2008 and 6,207,702 shares outstanding at June 30, 2008	92	84
Additional paid-in capital	79,460	72,959
Unearned ESOP shares	(4,321)	(4,537)
Unearned compensation	(1,156)	(1,659)
Accumulated other comprehensive income	(658)	(17)
Retained earnings	35,624	34,965
Treasury stock, at cost; 2,405,174 shares at December 31, 2008 and 2,238,673 shares at June 30, 2008	(30,521)	(29,018)

Total stockholders’ equity	78,520	72,777

Total liabilities and stockholders’ equity	$658,625	$330,265

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income:
Interest on loans receivable	$6,436	$5,145	$11,033	$10,192
Interest on investment securities	565	253	594	526
Other interest	71	93	113	184

Total interest income	7,072	5,491	11,740	10,902

Interest expense:
Deposits	2,311	2,101	3,636	4,170
Repurchase agreements	6	—	6	—
Advances from FHLB	658	434	1,014	875
Subordinated debentures	106	—	106	—

Total interest expense	3,081	2,535	4,762	5,045

Net interest income	3,991	2,956	6,978	5,857
Provision for loan losses	150	60	310	128

Net interest income after provision for loan losses	3,841	2,896	6,668	5,729

Noninterest income:
Dividends from investments	14	11	25	19
Mortgage origination fee income	55	98	109	223
Service charges and fees	395	154	638	308
Gain on sale of fixed assets	1	—	1	—
Gain on sale of foreclosed real estate, net	8	—	8	46
BOLI increase in cash value	55	55	115	110
Other	101	29	127	53

Total noninterest income	629	347	1,023	759

Noninterest expense:
Compensation and benefits	1,870	1,431	3,188	2,875
Occupancy expense	310	173	493	344
Equipment and data processing expense	605	362	963	721
DIF premiums	9	7	18	13
Advertising	45	121	48	216
Other	696	444	1,164	938

Total noninterest expense	3,535	2,538	5,874	5,107

Earnings before income taxes	935	705	1,817	1,381

Income taxes:
Current	240	184	572	418
Deferred	(95)	697	(78)	705

Total income taxes	145	881	494	1,123

Net earnings	$790	$(176)	$1,323	$258

Net earnings per share, basic	$0.13	$(0.03)	$0.22	$0.04

Net earnings per share, diluted	$0.13	$(0.03)	$0.22	$0.04

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 30, 2008 and 2007

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:
Net earnings	—	—	—	—	—	1,323	—	1,323
Change in net unrealized gain (loss) on securities available for sale, net of taxes of (358)	—	—	—	—	(641)	—	—	(641)

Total comprehensive income	—	—	—	—	—	—	—	682

Dividends	—	—	—	—	—	(780)	—	(780)
Dividends used for ESOP payment	—	—	—	—	—	116	—	116
Shares committed to be released by the ESOP	—	(25)	216	—	—	—	—	191
Stock options expensed	—	130	—	—	—	—	—	130
Earned portion of stock grants	—	—	—	249	—	—	—	249
Stock grant at acquisition				254
Issuance of shares in acquisition (735,997 shares)	8	6,396
Purchase of common stock (12,898 shares)	—	—	—	—	—	—	(1,503)	(1,503)

Balance at December 30, 2008	$92	$79,460	$(4,321)	$(1,156)	$(658)	$35,624	$(30,521)	$78,520

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:
Net earnings	—	—	—	—	—	258	—	258
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $138	—	—	—	—	223	—	—	223

Total comprehensive income	—	—	—	—	—	—	—	481

Dividends	—	—	—	—	—	(763)	—	(763)
Dividends used for ESOP payment	—	—	—	—	—	124	—	124
Shares committed to be released by the ESOP	—	16	216	—	—	—	—	232
Stock options expensed	—	132	—	—	—	—	—	132
Earned portion of stock grants	—	—	—	273	—	—	—	273
Purchase of common stock (104,697 shares)	—	—	—	—	—	—	(1,091)	(1,091)

Balance at December 31, 2007	$84	$72,886	$(4,753)	$(1,909)	$(23)	$34,701	$(27,954)	$73,032

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,323	$258
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	191	232
Depreciation and amortization expense	445	330
Amortization of premiums (discounts), net on investment securities	381	8
Provision for loan losses	310	128
FHLB stock dividends	(83)	—
Amortization of deferred loan fees, net	(110)	(121)
(Gain) on sale of foreclosed real estate, net	(8)	(46)
(Gain) on sale of fixed assets	(1)	—
Deferred tax benefit	(78)	705
Originations of mortgage loans held for sale	(5,010)	(13,229)
Proceeds from sale of mortgage loans	5,077	15,571
Increase in cash value of life insurance	(115)	(110)
Earned portion of MRP	250	273
Stock options expensed	130	132
Decrease (increase) in:
Accrued interest receivable	184	145
Other assets	(831)	(4)
Increase (decrease) in other liabilities and accrued income taxes	2,119	(124)

Net cash provided by (used for) operating activities	4,174	4,148

Cash flows used for investing activities:
Loan originations, net of principal collections	(8,706)	(10,933)
Investment securities classified as available for sale:
Proceeds from maturities, calls and prepayments	—	—
Proceeds from sale	—	4,917
Return of principal on mortgage-backed securities	319	—
Purchase of securities	(9,962)	—
Acquisition, net of cash received	26,748	—
Purchase of premises and equipment	(445)	(128)
Proceeds from sale of (additions to) foreclosed real estate, net	70	194

Net cash provided by (used for) investing activities	8,024	(5,950)

Cash flows from financing activities:
Net increase (decrease) in deposits	(7,237)	11,692
Proceeds from advances from FHLB	17,000	40,800
Repayment of FHLB advances	(17,000)	(47,300)
Purchase of treasury stock	(1,503)	(1,091)
Dividends paid	(744)	(769)

Net cash provided by (used for) financing activities	(9,484)	3,332

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	2,714	1,530
Cash, cash equivalents and interest-earning deposits at beginning of period	17,616	7,734

Cash, cash equivalents and interest-earning deposits at end of period	$20,330	$9,264

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$2,852	$4,170
Interest on FHLB advances	$1,014	$875
Income taxes	$701	$645
Real estate acquired in settlement of loans	$399	$1,007

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended December 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 11, 2008. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated ESOP shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended December 31, 2008, stock options to purchase 584,681 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended December 31,		Weighted-Average Shares Outstanding for the Six Months Ended December 31,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic earnings per common share	6,091,206	5,840,831	5,879,310	5,860,409
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,091,206	5,840,831	5,879,310	5,860,409

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2008:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2008		$1,836
Allowance of acquired bank		$2,577
Provision for loan losses		310
Charge-offs	(72)
Recoveries	41

Net (charge-offs)/recoveries		(31)

Balance at December 31, 2008		$4,692

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

At December 31, 2008, we had approximately $4.6 million in loan commitments, consisting of commitments to originate real estate loans. In addition to commitments to originate loans we had $6.4 million in unused letters of credit and approximately $50.1 million in unused lines of credit.

(9)	Dividend Declaration

On November 24, 2008 the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of December 31, 2008 and payable on January 9, 2009.

(10)	Stock Incentive Plans

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors of Jefferson Federal and Jefferson Bancshares. As of December 31, 2008, there were 400,032 options and 221,592 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

In connection with the Company’s previously announced acquisition of State of Franklin Bancshares, Inc. (“State of Franklin”) on October 31, 2008, each outstanding State of Franklin non-qualified option with an exercise price of $13.50 or less was converted into an option to purchase shares of Jefferson Bancshares common stock with an expiration date of October 31, 2011.

The table below summarizes the status of the Company’s stock option plans as of December 31, 2008.

	Three Months Ended
	December 31, 2008
	Shares	Weighted- average exercise price
Outstanding at beginning of period	400,032	$13.69
Converted options of State of Franklin	184,649	$10.85
Granted during the three-month period	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at December 31, 2008	584,681	$12.79

Options exercisable at December 31, 2008	506,083	$12.65

The following information applies to options outstanding at December 31, 2008:

Number outstanding	584,681
Range of exercise prices	10.00 - 13.69
Weighted-average exercise price	$12.79
Weighted-average remaining contractual life	4.37
Number of options remaining for future issuance	298,718

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

Effective July 1, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. This requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $106 in fiscal year 2009. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The estimated fair value of stock options at grant date has been determined using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

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

The fair value measurements as of December 31, 2008, for investment securities available-for-sale are summarized below:

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total
Securities available for sale	—	$44,295	—	$44,295

(12)	Business Combination

On October 31, 2008, the Company completed its previously announced acquisition of State of Franklin. State of Franklin was headquartered in Johnson City, Tennessee, which is approximately 70 miles northeast of the Company’s headquarters. State of Franklin operates six offices in Johnson City and Kingsport with a branch under construction in Bristol, Tennessee. The primary reason for the acquisition of State of Franklin was to expand the Company’s presence into upper East Tennessee. Under the terms of the merger agreement, the Company issued a combination of shares of Company common stock and cash for the outstanding common shares of State of Franklin. State of Franklin shareholders were given the option of receiving $10.00 in cash, 1.1287 shares of Company common stock for each share of State of Franklin common stock, or a combination of stock and cash for each share of State of Franklin common stock, such that 60% of the shares of State of Franklin common stock would be exchanged for Company common stock. However, all shares of State of Franklin common stock held by individuals residing outside of Tennessee were only eligible to receive cash consideration. Based on this structure and the current outstanding shares of State of Franklin, the aggregate merger consideration included approximately $4.3 million in cash and 736,000 shares of Company common stock. The Company also incurred $557 in merger costs that were capitalized into goodwill. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed set forth below were recorded by the Company at their fair values at the acquisition date:

Cash and cash equivalents	$32,062
Investment securities	31,767
Loans, net	221,023
Premises and equipment	10,368
Core deposit intangible	3,421
Goodwill	25,814
Other assets	16,590

Total assets acquired	341,045

Deposits	262,082
Borrowings	64,462
Other liabilities	2,939

Total liabilities assumed	329,483

Net assets acquired	$11,562

Intangible assets and purchase accounting fair value adjustments are amortized under various methods over the expected lives of the related assets and liabilities. Recorded goodwill will not be amortized and is not deductible for tax purposes, but will be tested for impairment at least annually.

The pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma information includes adjustments for interest income on loans, deposits, and borrowings acquired, amortization of intangibles, depreciation expense on property acquired, and the related income tax effects. The 2008 pro forma information includes the loss from the sale of Fannie Mae and Freddie Mac preferred stock realized by State of Franklin. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

	Six Months Ended December 31,
	2008	2007
Net interest income	$10,016	$11,670

Net loss	(13,451)	(1,617)

Loss per share	$(0.25)	$(1.32)
Loss per share, diluted	$(0.25)	$(1.32)

(13)	Subordinated Debt

As part of the State of Franklin acquisition, the Company acquired the State of Franklin Statutory Trust II (the “Trust”) and assumed the Trust’s obligation with respect to certain capital securities described below. On December 13, 2006, State of Franklin issued $10,310 of junior subordinated debentures to the Trust, a Delaware business trust wholly owned by State of Franklin. The Trust (a) sold $10,000 of capital securities through its underwriters to institutional investors and upstreamed the proceeds to State of Franklin and (b) issued $310 of common securities to State of Franklin. The sole asset of the Trust is the $10,310 of junior subordinated debentures issued by State of Franklin. The securities are redeemable at par after January 30, 2012, and have a final maturity January 30, 2037. The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 1.7%.

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

Results of Operations for the Three and Six Months Ended December 31, 2008 and 2007

Net Income

Net income was $790,000, or $0.13 per diluted share, for the quarter ended December 31, 2008 compared to net loss of $176,000, or ($0.03) per diluted share, for the corresponding quarter in 2007. For the six months ended December 31, 2008, net income was $1.3 million compared to $258,000 for the same period in 2007. Financial results for the three and six month periods ended December 31, 2007 include a $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets. Excluding this tax charge, core net earnings were $461,000, or $0.08 per diluted share and $895,000, or $0.15 per diluted share, respectively, for the three and six month periods ended December 31, 2007.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$790	$(176)	$1,323	$258
Net earnings per share, basic	$0.13	$(0.03)	$0.22	$0.04
Net earnings per share, diluted	$0.13	$(0.03)	$0.22	$0.04
Return on average assets (annualized)	0.57%	(0.21)%	0.60%	0.15%
Return on average equity (annualized)	4.09%	(0.94)%	3.51%	0.70%

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

	Three Months ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
GAAP net earnings (loss)	$790	$(176)	$1,323	$258
Plus: non-cash charge to deferred income tax expense	$0	$637	$0	$637

Core net earnings	$790	$461	$1,323	$895

GAAP earnings (loss) per diluted share	$0.13	$(0.03)	$0.22	$0.04
Plus: non-cash charge to deferred income tax expense	$0.00	$0.11	$0.00	$0.11

Core net earnings per diluted share	$0.13	$0.08	$0.22	$0.15

Net Interest Income

Net interest income before loan loss provision increased $1.0 million, or 35.0%, to $4.0 million for the quarter ended December 31, 2008 from the corresponding period in 2007. The interest rate spread and net interest margin for the quarter ended December 31, 2008 were 2.99% and 3.25%, respectively, compared to 2.97% and 3.73%, respectively, for the same period in 2007.

For the six months ended December 31, 2008, net interest income before loan loss provision increased $1.1 million, or 19.1%, to $7.0 million from the corresponding period in 2007. The interest rate spread and net interest margin for the six months ended December 31, 2008 were 3.13% and 3.52%, respectively, compared to 2.95% and 3.73%, respectively, for the same period in 2007.

The following table summarizes changes in interest income and expense for the three month period ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$6,436	$5,145	$1,291	25.1%
Investment securities	565	253	312	123.3%
Interest-earning deposits	13	61	(48)	(78.7)%
FHLB stock	58	32	26	81.3%

Total interest income	7,072	5,491	1,581	28.8%

Interest expense:
Deposits	2,311	2,101	210	10.0%
Borrowings	770	434	336	77.4%

Total interest expense	3,081	2,535	546	21.5%

Net interest income	$3,991	$2,956	$1,035	35.0%

The following table summarizes changes in interest income and expense for the six month period ended December 31, 2008 and 2007:

	Six Months Ended December 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$11,033	$10,192	$841	8.3%
Investment securities	594	526	68	12.9%
Interest-earning deposits	30	123	(93)	(75.6)%
FHLB stock	83	61	22	36.1%

Total interest income	11,740	10,902	838	7.7%

Interest expense:
Deposits	3,636	4,170	(534)	(12.8)%
Borrowings	1,126	875	251	28.7%

Total interest expense	4,762	5,045	(283)	(5.6)%

Net interest income	$6,978	$5,857	$1,121	19.1%

The following table summarizes average balances and average yields and costs for the three and six months ended December 31, 2008 and December 31, 2007:

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$436,908	5.84%	$282,176	7.23%	$362,389	6.04%	$278,657	7.26%
Investment securities	29,510	7.78%	24,517	4.31%	16,502	7.45%	25,420	4.32%
Interest-earning deposits	19,388	1.19%	7,052	3.43%	13,548	1.22%	6,684	3.65%
FHLB stock	3,788	1.36%	1,796	7.07%	2,828	2.10%	1,796	6.74%
Deposits	366,621	2.50%	216,306	3.85%	284,783	2.53%	214,448	3.86%
Borrowings	76,946	3.97%	38,223	4.50%	56,002	3.99%	36,671	4.73%

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

	Three Months Ended December 31, 2008 Compared to 2007			Six Months Ended December 31, 2008 Compared to 2007
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$1,987	$(696)	$1,291	$1,902	$(1,061)	$841
Investment securities	60	252	312	(61)	129	68
Daily interest-earning deposits and other interest-earning assets	(38)	16	(22)	(307)	236	(71)

Total interest-earning assets	2,009	(428)	1,581	1,534	(696)	838

Interest expense:
Deposits	424	(214)	210	11,353	(11,887)	(534)
Borrowings	381	(45)	336	358	(107)	251

Total interest-bearing liabilities	805	(259)	546	11,711	(11,994)	(283)

Net change in interest income	$1,204	$(169)	$1,035	$(10,177)	$11,298	$1,121

Total interest income increased $1.6 million, or 28.8%, to $7.1 million for the three months ended December 31, 2008 and increased $838,000, or 7.7%, to $11.7 million for the six months ended December 31, 2008 compared to the corresponding periods in 2007 primarily as a result of an increase in average interest-earning assets arising from the State of Franklin acquisition. Average interest-earning assets increased $174.1 million, or 55.2%, to $489.6 million for the three months ended December 31, 2008 and increased $82.7 million, or 26.5%, to $395.3 million for the six months ended December 31, 2008. The increase in average earning assets for both the three and six month periods was primarily the result of increases in average outstanding loans. The average yield on earning assets declined by 118 basis points to 5.74% for the quarter ended December 31, 2008 and declined by 103 basis points to 5.90% for the six months ended December 31, 2008 compared to the corresponding periods in 2007. The decline in the average yield on earning assets was primarily the result of lower yields on prime-based consumer and commercial loans resulting from decreases in the prime-lending rate during the period.

Total interest expense increased $546,000, or 21.5%, to $3.1 million for the three-month period ended December 31, 2008. The average balance of interest-bearing liabilities increased $189.0 million, or 74.3%, to $443.6 million, while the rate paid on interest-bearing liabilities declined 120 basis points. The Company experienced an increase of $150.3 million, or 69.5%, in average interest-bearing deposits primarily due to deposits assumed in connection with the State of Franklin acquisition. The average rate paid on deposits decreased 135 basis points to 2.50% due to decreases in short term interest rates. Average borrowings increased $38.7 million to $76.9 million due to the assumption of borrowings related to the State of Franklin acquisition, while the average rate paid on borrowings decreased 53 basis points to 3.97%.

For the six months ended December 31, 2008, interest expense declined $283,000, or 5.6%, to $4.8 million with average interest-bearing liabilities increasing $89.7 million, or 35.7%, to $340.8 million and the average cost declining 121 basis points to 2.77%.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses for the three-month period ended December 31, 2008 amounted to $150,000 compared to $60,000 for the comparable period in 2007. The increase in the provision for loan losses reflects growth in commercial loans, management’s evaluation of credit quality and current economic conditions. Nonperforming loans totaled $3.8 million at December 31, 2008 compared to $301,000 at June 30, 2008 and $814,000 at December 31, 2007. The increase in nonperforming loans is due in part to the addition of nonperforming loans from the State of Franklin acquisition, as well as the current economic environment. State of Franklin nonperforming loans have increased due to deterioration in the residential housing market.

Noninterest Income

Noninterest income increased $282,000, or 81.3%, to $629,000 for the three months ended December 31, 2008 compared to $347,000 for the corresponding period in 2007. Service charges and fee income increased $241,000 to $395,000 for the three months ended December 31, 2008 due primarily to additional fee income generated during the two months following the acquisition of State of Franklin and the implementation of an overdraft program. Mortgage origination fee income decreased $43,000, or 43.9%, to $55,000 for the three months ended December 31, 2008 due to a lower volume of loan originations.

Noninterest income increased $264,000, or 34.8%, to $1.0 million for the six months ended December 31, 2008 compared to $759,000 for the corresponding period in 2007. Service charges and fee income increased $330,000 to $638,000 for the six months ended December 31, 2008 due to the same trends outlined for three months ended December 31, 2008. Mortgage origination fee income decreased $114,000, or 51.1%, to $109,000 for the six months ended December 31, 2008 due to a lower volume of loan originations. Gain on sale of foreclosed assets for the quarter ended December 31, 2008 was $8,000 compared to a $46,000 gain on sale of foreclosed assets for the corresponding period in 2007.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2008 compared to the same period in 2007.

	Three Months Ended December 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$14	$11	$3	27.3%
Mortgage origination fee income	55	98	(43)	(43.9)%
Service charges and fees	395	154	241	156.5%
Gain on sale of fixed assets	1	—	1	NM
Gain on sale of foreclosed real estate, net	8	—	8	NM
BOLI increase in cash value	55	55	—	0.0%
Other	101	29	72	248.3%

Total noninterest income	$629	$347	$282	81.3%

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2008 compared to the same period in 2007.

	Six Months Ended December 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Noninterest income:
Dividends from investments	$25	$19	$6	31.6%
Mortgage origination fee income	109	223	(114)	(51.1)%
Service charges and fees	638	308	330	107.1%
Gain on sale of fixed assets	1	—	1	NM
Gain on sale of foreclosed real estate, net	8	46	(38)	(82.6)%
BOLI increase in cash value	115	110	5	4.5%
Other	127	53	74	139.6%

Total noninterest income	$1,023	$759	$264	34.8%

Noninterest Expense

Noninterest expense increased $997,000, or 39.3%, to $3.5 million for the three-month period ended December 31, 2008 and increased $767,000, or 15.0%, to $5.9 million compared to the corresponding 2007 period. Advertising expense decreased for both the three and six month periods due to our decision to defer marketing initiatives to future periods. The increase in noninterest expense includes operations of six additional full-service offices obtained from the acquisition of State of

Franklin on October 31, 2008. In addition, noninterest expense includes the amortization of the core deposit intangible (“CDI”) resulting from the acquisition of State of Franklin. The CDI totaled $3.4 million at the acquisition date and is being amortized over a 10 year period on an accelerated basis. The expense incurred for CDI amortization for both the three and six month period ended December 31, 2008 was $98,000 compared to none for the prior periods.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2008 compared to the same period in 2007.

	Three Months Ended December 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Compensation and benefits	$1,870	$1,431	$439	30.7%
Occupancy expense	310	173	137	79.2%
Equipment and data processing expense	605	362	243	67.1%
Deposit insurance premiums	9	7	2	28.6%
Advertising	45	121	(76)	(62.8)%
Other	696	444	252	56.8%

Total noninterest expense	$3,535	$2,538	$997	39.3%

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2008 compared to the same period in 2007.

	Six Months Ended December 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Compensation and benefits	$3,188	$2,875	$313	10.9%
Occupancy expense	493	344	149	43.3%
Equipment and data processing expense	963	721	242	33.6%
Deposit insurance premiums	18	13	5	38.5%
Advertising	48	216	(168)	(77.8)%
Other	1,164	938	226	24.1%

Total noninterest expense	$5,874	$5,107	$767	15.0%

Income Taxes

Income tax expense for the three months ended December 31, 2008 was $145,000 compared to $881,000 for the same period in 2007. Income tax expense for the six months ended December 31, 2008 was $494,000 compared to $1.1 million for the same period in 2007. Income tax expense for the three and six month periods in 2007 included the non-cash charge to deferred income tax expense to establish a valuation allowance against the charitable contribution carryforward. As previously mentioned, the carryforward is directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $20.3 million at December 31, 2008 compared to $17.6 million at June 30, 2008. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Investment securities increased to $44.3 million at December 31, 2008 compared to $3.5 million at June 30, 2008. The increase was primarily the result of $31.8 million in investment securities acquired from State of Franklin. We do not hold any Freddie Mac or Fannie Mae preferred or common stock in our investment portfolio. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $1.0 million, or $658,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At December 31, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$10,233	$26	$—	$10,259
Mortgage-backed securities	24,936	723	(593)	25,066
Municipal	5,348	38	(53)	5,333
Corporate	4,777	11	(1,151)	3,637

Total securities available- for-sale	$45,294	$798	$(1,797)	$44,295

Weighted-average rate	7.45%

At June 30, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$—	$—	$—	$—
Municipals	3,506	7	(35)	3,478

Total securities available- for-sale	$3,506	$7	($35)	$3,478

Weighted-average rate	3.62%

Loans

Net loans increased $227.1 million to $509.5 million at December 31, 2008 compared to $282.5 million at June 30, 2008. The increase was primarily attributable to the State of Franklin acquisition. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $438.3 million, or 85.1% of total loans, at December 31, 2008 compared to

$224.6 million, or 78.9% of total loans, at June 30, 2008. Commercial business loans increased $15.0 million, or 28.7%, to $67.0 million at December 31, 2008, while consumer loans increased $1.6 million, or 20.4%, to $9.5 million at that date.

Loans receivable, net, are summarized as follows:

	At December 31, 2008		At June 30, 2008		$ Change	% Change
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$152,926	29.7%	$63,340	22.3%	$89,586	141.4%
Home equity line of credit	22,110	4.3%	5,723	2.0%	16,387	286.3%
Commercial	151,469	29.4%	90,933	32.0%	60,536	66.6%
Multi-family	9,655	1.9%	4,219	1.5%	5,436	128.8%
Construction	50,341	9.8%	19,553	6.9%	30,788	157.5%
Land	51,789	10.1%	40,862	14.4%	10,927	26.7%

Total real estate loans	438,290	85.1%	224,630	78.9%	213,660	95.1%

Commercial business loans	66,990	13.0%	52,037	18.3%	14,953	28.7%

Consumer loans:
Automobile loans	3,609	0.7%	3,973	1.4%	(364)	(9.2)%
Mobile home loans	53	0.0%	60	0.0%	(7)	(11.7)%
Loans secured by deposits	1,053	0.2%	930	0.3%	123	13.2%
Other consumer loans	4,823	0.9%	2,961	1.0%	1,862	62.9%

Total consumer loans	9,538	1.9%	7,924	2.8%	1,614	20.4%

Total gross loans	514,818	100.0%	284,591	100.0%	230,227	80.9%

Less:
Deferred loan fees, net	(588)		(272)		(316)	116.2%
Allowance for losses	(4,692)		(1,836)		(2,856)	155.6%

Loans receivable, net	$509,538		$282,483		$227,055	80.4%

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

The allowance for loan losses was $4.7 million at December 31, 2008 compared to $1.8 million at June 30, 2008. The increase in the allowance for loan losses reflects the addition of the State of Franklin allowance for loan losses totaling $2.6 million. Our allowance for loan losses represented 0.91% of total loans and 125.05% of nonperforming loans at December 31, 2008 compared to 0.65% of total loans and 609.97% of nonperforming loans at June 30, 2008.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$1,958	$1,955	$1,836	$1,955
Allowance of acquired bank	2,577	0	2,577	0
Provision for loan losses	150	60	310	128
Recoveries	31	20	41	30
Charge-offs	(24)	(208)	(72)	(286)

Net charge-offs	7	(188)	(31)	(256)

Allowance at end of period	$4,692	$1,827	$4,692	$1,827

Net charge-offs to average outstanding loans during the period, annualized	0.00%	0.27%	0.02%	0.18%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans totaled $3.8 million at December 31, 2008 compared to $301,000 at June 30, 2008. The increase in nonperforming loans is due in part to the addition of nonperforming loans from the State of Franklin acquisition, as well as the current economic environment. State of Franklin nonperforming loans have increased due to deterioration in the residential housing market. Foreclosed real estate amounted to $1.0 million at December 31, 2008 compared to $462,000 at June 30, 2008. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$3,563	$139
Commercial business	182	162
Consumer	7	—

Total nonaccrual loans	3,752	301

Real estate owned	1,012	462
Other repossessed assets	5	5

Total nonperforming assets	$4,769	$768

Total nonperforming assets to total assets	0.72%	0.23%
Total nonperforming loans to total loans	0.73%	0.11%
Allowance for loan losses to total nonperforming loans	125.05%	609.97%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2008 was $6.0 million.

Deposits

Total deposits increased $254.7 million to $478.2 million at December 31, 2008 due to increases in noninterest-bearing, NOW, savings, money market, and certificates of deposit of $14.8 million, $18.6 million, $61.1 million, $6.9 million, and $153.3 million, respectively. The increases were attributable to deposits assumed in connection with the State of Franklin acquisition.

	December 31, 2008	June 30, 2008	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$32,337	$17,517	$14,820	84.6%
NOW accounts	38,980	20,352	18,628	91.5%
Savings accounts	70,228	9,153	61,075	667.3%
Money market accounts	56,639	49,781	6,858	13.8%
Certificates of deposit	280,033	126,749	153,284	120.9%

	$478,217	$223,552	$254,665	113.9%

Advances

FHLB advances increased $57.5 million to $90.5 million at December 31, 2008, compared to $33.0 million at June 30, 2008. The State of Franklin acquisition added $57.5 million of borrowed funds.

Stockholders’ Equity

Stockholders’ equity amounted to $78.5 million at December 31, 2008 compared to $72.8 million at June 30, 2008. The increase in stockholders’ equity is primarily due to the issuance of 736,000 shares of common stock related to the State of Franklin acquisition. Stock repurchases for the three months ended December 31, 2008 totaled 153,603 shares at an average cost of $9.01 per share. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At December 31, 2008, 582,961 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At December 31, 2008, the adjustment to stockholders’ equity was a net unrealized loss of $658,000 compared to a net unrealized loss of $17,000 at June 30, 2008. The Company declared a $0.06 per share dividend to shareholders of record at December 31, 2008 totaling $407,000 that was payable on January 9, 2009.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $8.1 million and interest-earning deposits totaled $12.3 million, compared to $2.4 million and $15.2 million, respectively, at June 30, 2008. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $44.3 million at December 31, 2008 compared to $3.5 million at June 30, 2008. In addition, at December 31, 2008, our advance agreement with the FHLB provided us with the ability to borrow a total of approximately $113.7 million from the FHLB of Cincinnati. In the three-month period ended December 31, 2008, FHLB advances increased $57.5 million to $90.5 million compared to $33.0 million at June 30, 2008 as a result of the State of Franklin acquisition.

We anticipate that we will have sufficient funds available to meet current loan commitments. At December 31, 2008, we had approximately $4.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $6.0 million in loans-in-process primarily related to undisbursed proceeds of construction loans, $6.4 million in unused letters of credit and approximately $44.1 million in unused lines of credit. At December 31, 2008, we had $192.9 million in certificates of deposit due within one year and $198.2 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $254.7 million during the six-month period ended December 31, 2008 as a result of the State of Franklin acquisition.

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

For the three months ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of December 31, 2008, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at December 31, 2008 and June 30, 2008:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Provisions Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At December 31, 2008

Total Risk-Based Capital (To Risk Weighted Assets)	$44,545	9.0%	$39,608	>	8.0%	$51,392	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	40,387	8.2%	19,804	>	4.0%	30,835	>	6.0%

Tier 1 Capital (To Average Assets)	40,387	6.5%	24,925	>	4.0%	31,046	>	5.0%

At June 30, 2008

Total Risk-Based Capital (To Risk Weighted Assets)	66,271	24.2%	21,941	>	8.0%	27,426	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	64,472	23.5%	10,970	>	4.0%	16,455	>	6.0%

Tier 1 Capital (To Average Assets)	64,472	19.6%	13,175	>	4.0%	16,469	>	5.0%

Under the capital regulations of the Federal Deposit Insurance Corporation (the “FDIC”), Jefferson Federal must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At December 31, 2008, Jefferson Federal’s leverage capital ratio was 6.16%. Based on this capital ratio, Jefferson Federal is considered well capitalized under the regulatory framework for prompt corrective action at December 31, 2008. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-

weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At December 31, 2008, Jefferson Federal had a ratio of total capital to risk-weighted assets of 9.00%. Based on this capital ratio, Jefferson Federal is considered adequately capitalized under the regulatory framework for prompt corrective action at December 31, 2008. Because Jefferson Federal’s total capital to risk-weighted assets has dropped below 10.00%, Jefferson Federal is required to apply for a waiver from the FDIC to obtain additional brokered deposits, roll over existing brokered deposits or offer rates of interest which are more than 75 basis points higher than the prevailing rates of interest offered on deposits by other insured depository institutions in its normal market area or a national rate specified in the FDIC’s regulations.

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

Item 4(T).	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2008	—	—	—	—
through October 31, 2008
Month #2 November 1, 2008	119,194	$9.21	119,194	617,370	(1)
through November 30, 2008
Month #3 December 1, 2008	34,409	$8.32	34,409	582,961	(1)
through December 31, 2008
Total	153,603	$9.01	153,603	582,961

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 30, 2008. The results of the vote on the matters presented at the meeting is as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
William T. Hale	4,774,630	372,927
John F. McCrary, Jr.	4,710,432	437,125

2.	The appointment of Craine, Thompson & Jones, P.C. as auditors for the Company for the fiscal year ending June 30, 2008 was ratified by stockholders by the following vote:

For 4,918,667; Against 33,415; Abstain 193,378

3.	A shareholder proposal was defeated by the following vote:

For 526,424; Against 2,910,951; Abstain 101,580

Item 5.	Other Information

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

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement by and among Jefferson Bancshares, Inc., Jefferson Federal Bank and Anderson L. Smith * (1)

10.2	Amended and Restated Jefferson Federal Bank Supplemental Executive Retirement Plan * (1)

10.3	Amended and Restated Change in Control Severance Plan of Jefferson Federal Bank * (1)

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

*	Management contract or compensatory plan, contract or arrangement.

(1)	Amended during the quarter ended December 31, 2008 to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section 409A of the Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 17, 2009	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

February 17, 2009	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary