Form 10-Q
period 2009-03-31
JEFFERSON BANCSHARES INC
filed 2009-05-11
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At May 11, 2009, the registrant had 6,706,868 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	March 31, 2009	June 30, 2008
	(Unaudited)
Assets

Cash and cash equivalents	$8,971	$2,398
Interest-earning deposits	19,808	14,112
Fed funds sold	4,485	1,106
Investment securities classified as available-for-sale, net	36,375	3,478
Federal Home Loan Bank stock	4,735	1,868
Bank owned life insurance	6,098	5,926
Loans receivable, net of allowance for loan losses of $4,845 at March 31, 2009 and $1,836 at June 30, 2008	508,371	282,483
Loans held-for-sale	—	258
Premises and equipment, net	26,536	15,200
Foreclosed real estate, net	1,359	462
Accrued interest receivable:
Investments	370	38
Loans receivable	2,080	1,208
Deferred tax asset	11,402	844
Goodwill	25,295	—
Core deposit intangible	3,176	—
Other assets	4,052	884

Total assets	$663,113	$330,265

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$38,960	$17,517
Interest-bearing	443,157	206,035
Repurchase agreements	1,245	—
Federal Home Loan Bank advances	90,427	33,000
Subordinated debentures	6,882	—
Other liabilities	3,420	836
Accrued income taxes	90	100

Total liabilities	584,181	257,488

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,740,131 shares outstanding at March 31, 2009 and 6,207,702 shares outstanding at June 30, 2008	92	84
Additional paid-in capital	79,428	72,959
Unearned ESOP shares	(4,213)	(4,537)
Unearned compensation	(1,138)	(1,659)
Accumulated other comprehensive income	(177)	(17)
Retained earnings	35,734	34,965
Treasury stock, at cost; 2,442,241 shares at March 31, 2009 and 2,238,673 shares at June 30, 2008	(30,794)	(29,018)

Total stockholders’ equity	78,932	72,777

Total liabilities and stockholders’ equity	$663,113	$330,265

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest income:
Interest on loans receivable	$7,275	$4,972	$18,308	$15,164
Interest on investment securities	708	152	1,302	678
Other interest	55	74	168	258

Total interest income	8,038	5,198	19,778	16,100

Interest expense:
Deposits	2,549	1,926	6,185	6,096
Repurchase agreements	9	—	15	—
Advances from FHLB	798	367	1,812	1,242
Subordinated debentures	120	—	226	—

Total interest expense	3,476	2,293	8,238	7,338

Net interest income	4,562	2,905	11,540	8,762
Provision for loan losses	300	243	610	371

Net interest income after provision for loan losses	4,262	2,662	10,930	8,391

Noninterest income:
Mortgage origination fee income	133	46	242	269
Service charges and fees	366	223	1,004	531
Gain on sale of fixed assets	—	1	1	1
Gain on sale of foreclosed real estate, net	(8)	5	—	51
BOLI increase in cash value	57	56	172	166
Other	97	47	249	119

Total noninterest income	645	378	1,668	1,137

Noninterest expense:
Compensation and benefits	1,893	1,287	5,081	4,162
Occupancy expense	355	175	848	519
Equipment and data processing expense	667	363	1,630	1,084
DIF premiums	140	6	158	19
Advertising	58	5	106	221
Other	925	454	2,089	1,392

Total noninterest expense	4,038	2,290	9,912	7,397

Earnings before income taxes	869	750	2,686	2,131

Income taxes:
Current	193	205	765	623
Deferred	161	50	83	755

Total income taxes	354	255	848	1,378

Net earnings	$515	$495	$1,838	$753

Net earnings per share, basic	$0.09	$0.09	$0.31	$0.13

Net earnings per share, diluted	$0.09	$0.09	$0.31	$0.13

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2009 and 2008

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:
Net earnings	—	—	—	—	—	1,838	—	1,838
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($78)	—	—	—	—	(160)	—	—	(160)

Total comprehensive income	—	—	—	—	—	—	—	1,678

Dividends	—	—	—	—	—	(1,185)	—	(1,185)
Dividends used for ESOP payment	—	—	—	—	—	116	—	116
Shares committed to be released by the ESOP	—	(57)	324	—	—	—	—	267
Stock options expensed	—	130	—	—	—	—	—	130
Earned portion of stock grants	—	—	—	267	—	—	—	267
Stock grant at acquisition	—	—	—	254	—	—	—	254
Issuance of shares in acquisition (735,997 shares)	8	6,396	—	—	—	—	—	6,404
Purchase of common stock (203,568 shares)	—	—	—	—	—	—	(1,776)	(1,776)

Balance at March 31, 2009	$92	$79,428	$(4,213)	$(1,138)	$(177)	$35,734	$(30,794)	$78,932

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:
Net earnings	—	—	—	—	—	753	—	753
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $168	—	—	—	—	271	—	—	271

Total comprehensive income	—	—	—	—	—	—	—	1,024

Dividends	—	—	—	—	—	(1,135)	—	(1,135)
Dividends used for ESOP payment	—	—	—	—	—	124	—	124
Shares committed to be released by the ESOP	—	18	324	—	—	—	—	342
Stock options expensed	—	197	—	—	—	—	—	197
Earned portion of stock grants	—	—	—	398	—	—	—	398
Purchase of common stock (203,721 shares)	—	—	—	—	—	—	(2,153)	(2,153)

Balance at March 31, 2008	$84	$72,953	$(4,645)	$(1,784)	$25	$34,824	$(29,016)	$72,441

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,838	$753
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	268	342
Depreciation and amortization expense	470	491
Amortization of premiums (discounts), net on investment securities	653	11
Provision for loan losses	610	371
FHLB stock dividends	(83)	(23)
Amortization of deferred loan fees, net	(124)	(185)
(Gain) on sale of foreclosed real estate, net	(1)	(51)
(Gain) on sale of fixed assets	(1)	(1)
Deferred tax benefit	83	755
Originations of mortgage loans held for sale	(11,090)	(18,211)
Proceeds from sale of mortgage loans	11,350	19,890
Increase in cash value of life insurance	(172)	(166)
Earned portion of MRP	267	398
Stock options expensed	130	197
Decrease (increase) in:
Accrued interest receivable	178	373
Other assets	(1,029)	(69)
Increase (decrease) in other liabilities and accrued income taxes	2,542	(212)

Net cash provided by (used for) operating activities	5,889	4,663

Cash flows used for investing activities:
Loan originations, net of principal collections	(9,537)	(7,565)
Investment securities classified as available for sale:
Proceeds from maturities, calls and prepayments	8,275	17,662
Proceeds from sale	—	1,000
Return of principal on mortgage-backed securities	1,168	—
Purchase of securities	(9,962)	—
Acquisition, net of cash received	26,748	—
Purchase of premises and equipment	(739)	(243)
Proceeds from sale of (additions to) foreclosed real estate, net	70	203

Net cash provided by (used for) investing activities	16,023	11,057

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,337)	7,482
Proceeds from advances from FHLB	17,000	45,100
Repayment of FHLB advances	(17,000)	(56,900)
Purchase of treasury stock	(1,776)	(2,153)
Dividends paid	(1,151)	(1,148)

Net cash provided by (used for) financing activities	(6,264)	(7,619)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	15,648	8,101
Cash, cash equivalents and interest-earning deposits at beginning of period	17,616	7,734

Cash, cash equivalents and interest-earning deposits at end of period	$33,264	$15,835

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$5,684	$6,080
Interest on FHLB advances	$1,812	$1,242
Income taxes	$945	$880

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The unaudited financial statements of the Company were prepared with generally accepted accounting principles and with instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the interim financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on September 11, 2008. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Under applicable regulations, Jefferson Federal is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Under the banking laws of the State of Tennessee, a Tennessee chartered savings bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income for the preceding two years without the prior approval of the Commissioner of the Department of Financial Institutions.

(5)	Earnings Per Common Share

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”)

shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended March 31, 2009, stock options to purchase 584,681 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended March 31,		Weighted-Average Shares Outstanding for the Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average number of common shares used in computing basic earnings per common share	6,265,163	5,763,588	6,006,052	5,828,374
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,265,163	5,763,588	6,006,052	5,828,374

(6)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(7)	Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2009:

Allowance for Loan Losses
(Dollars in thousands)
Balance at June 30, 2008	$1,836
Allowance of acquired bank	$2,577
Provision for loan losses	610
Charge-offs	(246)
Recoveries	68

Net (charge-offs)/recoveries	(178)

Balance at March 31, 2009	$4,845

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

At March 31, 2009, we had approximately $16.1 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans we had $6.1 million in unused letters of credit and approximately $32.7 million in unused lines of credit.

(9)	Dividend Declaration

On February 26, 2009 the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of March 31, 2009 and payable on April 10, 2009.

(10)	Stock Incentive Plans

The Company’s 2004 Stock Incentive Plan authorizes the granting of 698,750 options and 279,500 restricted stock awards to employees and non-employee directors of Jefferson Federal and Jefferson Bancshares. As of March 31, 2009, there were 61,440 restricted stock awards granted under this plan which will vest pro-rata over a five-year period. The 2004 Plan has an expiration date of January 30, 2014.

In connection with the Company’s previously announced acquisition of State of Franklin Bancshares, Inc. (“State of Franklin”) on October 31, 2008, each outstanding State of Franklin non-qualified option with an exercise price of $13.50 or less was converted into an option to purchase shares of Jefferson Bancshares common stock with an expiration date of October 31, 2011.

The table below summarizes the status of the Company’s stock option plans as of March 31, 2009.

	Three Months Ended March 31, 2009
	Shares	Weighted- average exercise price
Outstanding at beginning of period	584,681	$12.79
Granted during the three-month period	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at March 31, 2009	584,681	$12.79

Options exercisable at March 31, 2009	584,681	$12.79

The following information applies to options outstanding at March 31, 2009:

Number outstanding	584,681
Range of exercise prices	$10.00 - 13.69
Weighted-average exercise price	$12.79
Weighted-average remaining contractual life	4.12
Number of options remaining for future issuance	298,718

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

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Options for Financial Assets and Liabilities”. SFAS No. 159, which was issued in February 2008, generally permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The statement also provides guidance on financial assets and liabilities that are not subject to fair value measurement. Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.

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

The fair value measurements as of March 31, 2009, for investment securities available-for-sale are summarized below:

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total
Securities available for sale	—	$36,375	—	$36,375

(12)	Business Combination

On October 31, 2008, the Company completed its previously announced acquisition of State of Franklin. State of Franklin was headquartered in Johnson City, Tennessee, which is approximately 70 miles northeast of the Company’s headquarters. State of Franklin operated six offices in Johnson City and Kingsport with a branch under construction in Bristol, Tennessee. The primary reason for the acquisition of State of Franklin was to expand the Company’s presence into upper East Tennessee. Under the terms of the merger agreement, the Company issued a combination of shares of Company common stock and cash for the outstanding common shares of State of Franklin. State of Franklin shareholders were given the option of receiving $10.00 in cash, or 1.1287 shares of Company common stock for each share of State of Franklin common stock, or a combination of stock and cash for each share of State of Franklin common stock, provided that 60% of the aggregate shares of State of Franklin common stock would be exchanged for Company common stock and subject to the allocation and proration formula set forth in the merger agreement. However, all State of Franklin common stockholders residing outside of Tennessee were only eligible to receive cash consideration. Based on this structure, the aggregate merger consideration totaled approximately $4.3 million in cash and 736,000 shares of Company common stock. The Company also incurred $557,000 in merger costs that were capitalized into goodwill. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed set forth below were recorded by the Company at their fair values at the acquisition date:

Cash and cash equivalents	$32,062
Investment securities	31,767
Loans, net	221,023
Premises and equipment	10,368
Core deposit intangible	3,421
Goodwill	25,295
Other assets	17,109

Total assets acquired	341,045

Deposits	262,082
Borrowings	64,462
Other liabilities	2,939

Total liabilities assumed	329,483

Net assets acquired	$11,562

Intangible assets and purchase accounting fair value adjustments are amortized under various methods over the expected lives of the related assets and liabilities. Recorded goodwill will not be amortized and is not deductible for tax purposes, but will be tested for impairment at least annually.

The pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented. The pro forma information includes adjustments for interest income on loans, deposits, and borrowings acquired, amortization of intangibles, depreciation expense on property acquired, and the related income tax effects. The 2009 pro forma information also includes the loss from the sale of Fannie Mae and Freddie Mac preferred stock realized by State of Franklin. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

	Nine Months Ended March 31,
	2009	2008
Net interest income	$14,578	$17,780

Net loss	(7,877)	(667)

Loss per share	$(1.17)	$(0.10)
Loss per share, diluted	$(1.17)	$(0.10)

(13)	Subordinated Debt

As part of the State of Franklin acquisition, the Company acquired the State of Franklin Statutory Trust II (the “Trust”) and assumed the Trust’s obligation with respect to certain capital securities described below. On December 13, 2006, State of Franklin issued $10,310 of junior subordinated debentures to the Trust, a Delaware business trust wholly owned by State of Franklin. The Trust (a) sold $10,000 of capital securities through its underwriters to institutional investors and upstreamed the proceeds to State of Franklin and (b) issued $310 of common securities to State of Franklin. The sole assets of the Trust are the $10,310 of junior subordinated debentures issued by State of Franklin. The securities are redeemable at par after January 30, 2012, and have a final maturity January 30, 2037. The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 1.7%.

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

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund. Jefferson Federal is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Results of Operations for the Three and Nine Months Ended March 31, 2009 and 2008

Net Income

Net income was $515,000, or $0.09 per diluted share, for the quarter ended March 31, 2009 compared to $495,000, or $0.09 per diluted share, for the corresponding quarter in 2008. For the nine months ended March 31, 2009, net income was $1.8 million compared to $753,000 for the same period in 2008. Financial results for the nine month period ended March 31, 2008 include a $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets related to the charitable contribution carryforward attributable to the Company’s contribution to the Jefferson Federal Charitable Foundation in July 2003. Excluding this tax charge, core net earnings was $1.4 million, or $0.24 per diluted share for the nine month period ended March 31, 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$515	$495	$1,838	$753
Net earnings per share, basic	$0.09	$0.09	$0.31	$0.13
Net earnings per share, diluted	$0.09	$0.09	$0.31	$0.13
Return on average assets (annualized)	0.31%	0.59%	0.48%	0.30%
Return on average equity (annualized)	2.60%	2.71%	3.20%	1.36%

While core net earnings is not a measure of performance calculated in accordance with GAAP, the Company believes that this measure is important for the nine month period ended March 31, 2008 to convey to investors the Company’s earnings for the period absent the $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets. The Company calculated its core net earnings for the nine month period ended March 31, 2008 by subtracting this $637,000 non-cash charge from net income for the period. Core net earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data calculated in accordance with GAAP. Moreover, the manner in which the Company calculates core net earnings may differ from that of other companies reporting measures with similar names. Reconciliations of the Company’s GAAP and core net earnings for the nine month period ended March 31, 2008 follows.

	Nine Months March 31,
	2009	2008
GAAP net earnings (loss)	$1,838	$753
Plus: non-cash charge to deferred income tax expense	$0	637

Core net earnings	$1,838	$1,390

GAAP earnings (loss) per diluted share	$0.31	$0.13
Plus: non-cash charge to deferred income tax expense	$0.00	$0.11

Core net earnings per diluted share	$0.31	$0.24

Net Interest Income

Net interest income before loan loss provision increased $1.7 million, or 57.0%, to $4.6 million for the quarter ended March 31, 2009 from the corresponding period in 2008. The interest rate spread and net interest margin for the quarter ended March 31, 2009 were 3.08% and 3.23%, respectively, compared to 3.03% and 3.76%, respectively, for the same period in 2008.

For the nine months ended March 31, 2009, net interest income before loan loss provision increased $2.8 million, or 31.7%, to $11.5 million from the corresponding period in 2008. The interest rate spread and net interest margin for the nine months ended March 31, 2009 were 3.11% and 3.39%, respectively, compared to 2.98% and 3.75%, respectively, for the same period in 2008.

The following table summarizes changes in interest income and expense for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$7,275	$4,972	$2,303	46.3%
Investment securities	708	152	556	365.8%
Interest-earning deposits	2	50	(48)	(96.0)%
FHLB stock	53	24	29	120.8%

Total interest income	8,038	5,198	2,840	54.6%

Interest expense:
Deposits	2,549	1,926	623	32.3%
Borrowings	927	367	560	152.6%

Total interest expense	3,476	2,293	1,183	51.6%

Net interest income	$4,562	$2,905	$1,657	57.0%

The following table summarizes changes in interest income and expense for the nine month periods ended March 31, 2009 and 2008:

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$18,308	$15,164	$3,144	20.7%
Investment securities	1,302	678	624	92.0%
Interest-earning deposits	32	173	(141)	(81.5)%
FHLB stock	136	85	51	60.0%

Total interest income	19,778	16,100	3,678	22.8%

Interest expense:
Deposits	6,185	6,096	89	1.5%
Borrowings	2,053	1,242	811	65.3%

Total interest expense	8,238	7,338	900	12.3%

Net interest income	$11,540	$8,762	$2,778	31.7%

The following table summarizes average balances and average yields and costs for the three and nine months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$511,170	5.77%	$286,548	6.98%	$411,982	5.92%	$281,287	7.17%
Investment securities	43,085	6.86%	15,569	4.27%	25,363	7.09%	22,136	4.32%
Interest-earning deposits	16,429	0.05%	7,990	2.52%	14,508	0.29%	7,119	3.23%
FHLB stock	4,735	4.54%	1,800	5.36%	3,464	5.23%	1,797	6.30%
Deposits	443,010	2.33%	214,248	3.62%	337,526	2.44%	214,381	3.78%
Borrowings	98,993	3.80%	35,696	4.14%	70,332	3.89%	36,346	4.55%

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

	Three Months Ended March 31, 2009 Compared to 2008			Nine Months Ended March 31, 2009 Compared to 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$2,988	$(685)	$2,303	$5,055	$(1,911)	$3,144
Investment securities	401	155	556	111	513	624
Daily interest-earning deposits and other interest-earning assets	(45)	26	(19)	(268)	178	(90)

Total interest-earning assets	3,344	(504)	2,840	4,898	(1,220)	3,678

Interest expense:
Deposits	940	(317)	623	234	(145)	89
Borrowings	590	(30)	560	961	(150)	811

Total interest-bearing liabilities	1,529	(346)	1,183	1,194	(294)	900

Net change in interest income	$1,815	$(158)	$1,657	$3,703	$(925)	$2,778

Total interest income increased $2.8 million, or 54.6%, to $8.0 million for the three months ended March 31, 2009 and increased $3.7 million, or 22.8%, to $19.8 million for the nine months ended March 31, 2009 compared to the corresponding periods in 2008 primarily as a result of an increase in average interest-earning assets arising from the State of Franklin acquisition. Average interest-earning assets increased $263.5 million, or 84.5%, to $575.4 million for the three months ended March 31, 2009 and increased $143.0 million, or 45.8%, to $455.3 million for the nine months ended March 31, 2009. The increase in average earning assets for both the three and nine month periods was primarily the result of increases in average outstanding loans. The average yield on earning assets declined by 104 basis points to 5.68% for the quarter ended March 31, 2009 and declined by 108 basis points to 5.80% for the nine months ended March 31, 2009 compared to the corresponding periods in 2008. The decline in the average yield on earning assets was primarily the result of lower yields on prime-based consumer and commercial loans resulting from decreases in the prime-lending rate during the period. In addition, the increase in nonaccrual loans during the quarter ended March 31, 2009 has negatively impacted interest income on loans and the net interest margin.

Total interest expense increased $1.2 million, or 51.6%, to $3.5 million for the three-month period ended March 31, 2009. The average balance of interest-bearing liabilities increased $292.1 million, or 116.9%, to $542.0 million, while the rate paid on interest-bearing liabilities declined 109 basis points. The Company experienced an increase of $228.8 million, or 106.8%, in average interest-bearing deposits primarily due to deposits assumed in connection with the State of Franklin acquisition. The average rate paid on deposits decreased 128 basis points to 2.33% due to decreases in short term interest rates. Average borrowings increased $55.1 million to $90.8 million due to the assumption of borrowings related to the State of Franklin acquisition, while the average rate paid on borrowings decreased 57 basis points to 3.56%.

For the nine months ended March 31, 2009, interest expense increased $900,000, or 12.3%, to $8.2 million with average interest-bearing liabilities increasing $157.1 million, or 62.7%, to $407.9 million and the average cost declining 120 basis points to 2.69%.

Provision for Loan Losses

We review the level of the loan loss allowance on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses for the three-month period ended March 31, 2009 amounted to $300,000 compared to $243,000 for the comparable period in 2008. The increase in the provision for loan losses reflects management’s evaluation of credit quality and current economic conditions. Nonperforming loans totaled $6.7 million at March 31, 2009 compared to $301,000 at June 30, 2008 and $386,000 at March 31, 2008. The increase in nonperforming loans is due in part to the addition of nonperforming loans from the State of Franklin acquisition, as well as the current economic environment. Nonperforming loans have increased due to deterioration in the residential housing market.

Noninterest Income

Noninterest income increased $267,000, or 70.6%, to $645,000 for the three months ended March 31, 2009 compared to $378,000 for the corresponding period in 2008. Service charges and fee income increased $143,000 to $366,000 for the three months ended March 31, 2009 due primarily to additional fee income generated following the acquisition of State of Franklin. Mortgage origination fee income increased $87,000, or 189.1%, to $133,000 for the three months ended March 31, 2009 due to a higher volume of loan originations related to refinancing.

Noninterest income increased $531,000, or 46.7%, to $1.7 million for the nine months ended March 31, 2009 compared to $1.1 million for the corresponding period in 2008. Service charges and fee income increased $473,000 to $1.0 million for the nine months ended March 31, 2009 due to the same trends outlined for three months ended March 31, 2009. Mortgage origination fee income decreased $27,000, or 10.0%, to $242,000 for the nine months ended March 31, 2009 due to a lower volume of loan originations during the first two quarters of the current period. There was no gain on sale of foreclosed assets for the nine months ended March 31, 2009 compared to a $51,000 gain on sale of foreclosed assets for the corresponding period in 2008.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2009 compared to the same period in 2008.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Noninterest income:
Mortgage origination fee income	$133	$46	$87	189.1%
Service charges and fees	366	223	143	64.1%
Gain on sale of fixed assets	—	1	(1)	(100.0)%
Gain on sale of foreclosed real estate, net	(8)	5	(13)	(260.0)%
BOLI increase in cash value	57	56	1	1.8%
Other	97	47	50	106.4%

Total noninterest income	$645	$378	$267	70.6%

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2009 compared to the same period in 2008.

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Noninterest income:
Mortgage origination fee income	$242	$269	$(27)	(10.0)%
Service charges and fees	1,004	531	473	89.1%
Gain on sale of fixed assets	1	1	—	0.0%
Gain on sale of foreclosed real estate, net	—	51	(51)	(100.0)%
BOLI increase in cash value	172	166	6	3.6%
Other	249	119	130	109.2%

Total noninterest income	$1,668	$1,137	$531	46.7%

Noninterest Expense

Noninterest expense increased $1.7 million, or 76.3%, to $4.0 million for the three-month period ended March 31, 2009 and increased $2.5 million, or 34.0%, to $9.9 million for the nine months ended March 31, 2009 compared to the corresponding 2008 periods. Advertising expense decreased for the nine month period due to our decision to defer marketing initiatives to future periods. The increase in noninterest expense includes operations of six additional full-service offices obtained in connection with the acquisition of State of Franklin on October 31, 2008. In addition, noninterest expense includes the amortization of the core deposit intangible (“CDI”) resulting from the acquisition of State of Franklin. The CDI totaled $3.4 million at the acquisition date and is being amortized over a 10 year period on an accelerated basis. The expense incurred for CDI amortization for the three and nine month periods ended March 31, 2009 was $147,000 and $246,000, respectively, compared to no CDI amortization expense for the same periods in 2008.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2009 compared to the same period in 2008.

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$1,893	$1,287	$606	47.1%
Occupancy expense	355	175	180	102.9%
Equipment and data processing expense	667	363	304	83.7%
Deposit insurance premiums	140	6	134	2233.3%
Advertising	58	5	53	1060.0%
Other	925	454	471	103.7%

Total noninterest expense	$4,038	$2,290	$1,748	76.3%

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2009 compared to the same period in 2008.

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Compensation and benefits	$5,081	$4,162	$919	22.1%
Occupancy expense	848	519	329	63.4%
Equipment and data processing expense	1,630	1,084	546	50.4%
Deposit insurance premiums	158	19	139	731.6%
Advertising	106	221	(115)	(52.0)%
Other	2,089	1,392	697	50.1%

Total noninterest expense	$9,912	$7,397	$2,515	34.0%

Income Taxes

Income tax expense for the three months ended March 31, 2009 was $354,000 compared to $255,000 for the same period in 2008. Income tax expense for the nine months ended March 31, 2009 was $848,000 compared to $1.4 million for the same period in 2008. Income tax expense for the nine month period in 2008 included the non-cash charge to deferred income tax expense to establish a valuation allowance against the charitable contribution carryforward. As previously mentioned, the carryforward is directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $32.3 million at March 31, 2009 compared to $17.6 million at June 30, 2008. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Investment securities increased to $36.4 million at March 31, 2009 compared to $3.5 million at June 30, 2008. The increase was primarily the result of $31.8 million in investment securities acquired from State of Franklin. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $266,000, or $177,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$2,260	$1	$(8)	$2,253
Mortgage-backed securities	24,308	859	(333)	24,834
Municipal	5,082	122	(5)	5,199
Corporate	4,990	30	(931)	4,089

Total securities available-for-sale	$36,640	$1,012	$(1,277)	$36,375

Weighted-average rate	6.86%

At June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$—	$—	$—	$—
Municipals	3,506	7	(35)	3,478

Total securities available-for-sale	$3,506	$7	$(35)	$3,478

Weighted-average rate	3.62%

Loans

Net loans increased $225.9 million to $508.4 million at March 31, 2009 compared to $282.5 million at June 30, 2008. The increase was primarily attributable to the State of Franklin acquisition. Our primary lending activity is the origination of loans secured by real estate. Real estate loans totaled $433.0 million, or 84.3% of total loans, at March 31, 2009 compared to $224.6 million, or 78.9% of total loans, at June 30, 2008. Commercial business loans increased $19.5 million, or 37.5%, to $71.5 million at March 31, 2009, while consumer loans increased $1.2 million, or 15.8%, to $9.2 million at that date.

Loans receivable, net, are summarized as follows:

	At March 31, 2009		At June 30, 2008
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$151,259	29.4%	$63,340	22.3%	$87,919	138.8%
Home equity line of credit	22,634	4.4%	5,723	2.0%	16,911	295.5%
Commercial	160,398	31.2%	90,933	32.0%	69,465	76.4%
Multi-family	7,170	1.4%	4,219	1.5%	2,951	69.9%
Construction	42,013	8.2%	19,553	6.9%	22,460	114.9%
Land	49,554	9.6%	40,862	14.4%	8,692	21.3%

Total real estate loans	433,028	84.3%	224,630	78.9%	208,398	92.8%

Commercial business loans	71,535	13.9%	52,037	18.3%	19,498	37.5%

Consumer loans:
Automobile loans	3,223	0.6%	3,973	1.4%	(750)	(18.9)%
Mobile home loans	50	0.0%	60	0.0%	(10)	(16.7)%
Loans secured by deposits	1,490	0.3%	930	0.3%	560	60.2%
Other consumer loans	4,410	0.9%	2,961	1.0%	1,449	48.9%

Total consumer loans	9,173	1.8%	7,924	2.8%	1,249	15.8%

Total gross loans	513,736	100.0%	284,591	100.0%	229,145	80.5%

Less:
Deferred loan fees, net	(521)		(272)		(249)	91.5%
Allowance for losses	(4,844)		(1,836)		(3,008)	163.8%

Loans receivable, net	$508,371		$282,483		$225,888	80.0%

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

The allowance for loan losses was $4.8 million at March 31, 2009 compared to $1.8 million at June 30, 2008. The increase in the allowance for loan losses reflects the addition of the State of Franklin allowance for loan losses totaling $2.6 million. Our allowance for loan losses represented 0.94% of total loans and 72.69% of nonperforming loans at March 31, 2009 compared to 0.65% of total loans and 609.97% of nonperforming loans at June 30, 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$4,692	$1,827	$1,836	$1,955
Allowance of acquired bank	—	—	$2,577	—
Provision for loan losses	300	243	610	371
Recoveries	26	34	68	64
Charge-offs	(173)	(299)	(246)	(585)

Net charge-offs	(147)	(265)	(178)	(521)

Allowance at end of period	$4,845	$1,805	$4,845	$1,805

Net charge-offs to average outstanding loans during the period, annualized	0.12%	0.37%	0.06%	0.25%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming loans totaled $6.7 million at March 31, 2009 compared to $301,000 at June 30, 2008. The increase in nonperforming loans is due in part to the addition of nonperforming loans from the State of Franklin acquisition, as well as the current economic environment. Nonperforming loans have increased due to deterioration in the residential housing market. Foreclosed real estate amounted to $1.4 million at March 31, 2009 compared to $462,000 at June 30, 2008. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	March 31, 2009	June 30, 2008
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$6,246	$139
Commercial business	161	162
Consumer	258	—

Total nonaccrual loans	6,665	301

Real estate owned	1,359	462
Other repossessed assets	—	5

Total nonperforming assets	$8,024	$768

Total nonperforming assets to total assets	1.21%	0.23%
Total nonperforming loans to total loans	1.30%	0.11%
Allowance for loan losses to total nonperforming loans	72.69%	609.97%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2009 was $6.1 million.

Deposits

Total deposits increased $258.6 million to $482.1 million at March 31, 2009 due to increases in noninterest-bearing, NOW, savings, and certificates of deposit of $21.5 million, $28.5 million, $62.1 million, and $148.2 million, respectively. The increases were attributable to deposits assumed in connection with the State of Franklin acquisition.

	March 31, 2009	June 30, 2008	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$38,980	$17,517	$21,463	122.5%
NOW accounts	48,886	20,352	28,534	140.2%
Savings accounts	71,257	9,153	62,104	678.5%
Money market accounts	48,055	49,781	(1,726)	(3.5)%
Certificates of deposit	274,939	126,749	148,190	116.9%

	$482,117	$223,552	$258,565	115.7%

Advances

Federal Home Loan Bank of Cincinnati (“FHLB”) advances increased $57.4 million to $90.4 million at March 31, 2009, compared to $33.0 million at June 30, 2008. The State of Franklin acquisition added $57.5 million of borrowed funds.

Stockholders’ Equity

Stockholders’ equity amounted to $78.9 million at March 31, 2009 compared to $72.8 million at June 30, 2008. The increase in stockholders’ equity is primarily due to the issuance of 736,000 shares of common stock related to the State of Franklin acquisition. Stock repurchases for the three months ended March 31, 2009 totaled 37,067 shares at an average cost of $7.34 per share. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At March 31, 2009, 545,894 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2009, the adjustment to stockholders’ equity was a net unrealized loss of $177,000 compared to a net unrealized loss of $17,000 at June 30, 2008. The Company declared a $0.06 per share dividend to shareholders of record at March 31, 2009 totaling $404,000 that was payable on April 10, 2009.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $9.0 million and interest-earning deposits totaled $24.3 million, compared to $2.4 million and $15.2 million, respectively, at June 30, 2008. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $36.4 million at March 31, 2009 compared to $3.5 million at June 30, 2008. In addition, at March 31, 2009, our advance agreement with the FHLB provided us with the ability to borrow a total of approximately $94.8 million from the FHLB of Cincinnati. In the three-month period ended March 31, 2009, FHLB advances increased $57.4 million to $90.4 million compared to $33.0 million at June 30, 2008 as a result of the State of Franklin acquisition.

We anticipate that we will have sufficient funds available to meet current loan commitments. At March 31, 2009, we had approximately $16.1 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans we had $6.1 million in unused letters of credit and approximately $32.7 million in unused lines of credit. At March 31, 2009, we had $209.0 million in certificates of deposit due within one year and $207.2 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $258.6 million during the nine-month period ended March 31, 2009 as a result of the State of Franklin acquisition.

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

For the three months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2009, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at March 31, 2009 and June 30, 2008:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At March 31, 2009

Total Risk-Based Capital (To Risk Weighted Assets)	$46,383	9.14%	$40,578	>	8.0%	$50,722	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	41,533	8.19%	20,289		4.0%	30,433	>	6.0%

Tier 1 Capital (To Average Assets)	41,533	6.74%	24,664	>	4.0%	30,831	>	5.0%

At June 30, 2008

Total Risk-Based Capital (To Risk Weighted Assets)	66,271	24.20%	21,941	>	8.0%	27,426	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	64,472	23.50%	10,970		4.0%	16,455	>	6.0%

Tier 1 Capital (To Average Assets)	64,472	19.60%	13,175	>	4.0%	16,469	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy minimum leverage ratio requirements and risk-based capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At March 31, 2009, Jefferson Federal’s leverage capital ratio was 6.16%. Based on this capital ratio, Jefferson Federal is considered well capitalized under the regulatory framework for prompt corrective action at March 31, 2009. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At March 31, 2009, Jefferson Federal had a ratio of total capital to risk-weighted assets of 9.14%. Based on this capital ratio, Jefferson Federal is considered adequately capitalized under the regulatory framework for prompt corrective action at March 31, 2009. Because Jefferson Federal’s total capital to risk-weighted assets has dropped below 10.00%, Jefferson Federal is required to apply for a waiver from the FDIC to obtain additional brokered deposits, roll over existing brokered deposits or offer rates of interest which are more than 75 basis points higher than the prevailing rates of interest offered on deposits by other insured depository institutions in its normal market area or a national rate specified in the FDIC’s regulations.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2009 through January 31, 2009	17,295	$7.95	17,295	565,666	(1)

Month #2 February 1, 2009 through February 28, 2009	16,386	$6.94	16,386	549,280	(1)

Month #3 March 1, 2009 through March 31, 2009	3,386	$6.13	3,386	545,894	(1)

Total	37,067	$7.34	37,067	545,894

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.0	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

May 11, 2009	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 11, 2009	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary