Form 10-Q/A
period 2009-03-31
JEFFERSON BANCSHARES INC
filed 2009-07-21
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed by Jefferson Bancshares, Inc. (the “Company”) in connection with the restatement of the Company’s unaudited financial statements for the quarter ended March 31, 2009, which were amended after the filing of the Company’s Form 10-Q for the quarter ended March 31, 2009 to reflect certain adjustments made in connection with the Company’s acquisition of State of Franklin Bancshares, Inc. (“State of Franklin”) on October 31, 2008. Specifically, on July 7, 2009, the Company determined that, as a result of errors made in connection with the consolidation of the Company’s and State of Franklin’s bond portfolios, the Company’s financial statements included in the Form 10-Q for the quarter ended March 31, 2009 understated the Company’s interest on investment securities by $176,000, and, as a result, understated total income taxes by $67,000 and the Company’s net income for the quarter ended March 31, 2009 by $109,000. Additionally, as previously disclosed, on June 18, 2009 the Company received final appraisals for seven branch offices acquired in connection with its acquisition of State of Franklin. These appraisals resulted in an increase of $5.5 million to the provisional carrying values of these assets as previously recorded as of the date of the acquisition. This increase in carrying value was offset by a reduction of $3.5 million in the carrying amount of goodwill and the establishment of a $2.0 million deferred tax liability.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	March 31, 2009	June 30, 2008
	(Unaudited)
Assets

Cash and cash equivalents	$8,971	$2,398
Interest-earning deposits	19,808	14,112
Fed funds sold	4,485	1,106
Investment securities classified as available-for-sale, net	36,375	3,478
Federal Home Loan Bank stock	4,735	1,868
Bank owned life insurance	6,098	5,926
Loans receivable, net of allowance for loan losses of $4,845 at March 31, 2009 and $1,836 at June 30, 2008	508,371	282,483
Loans held-for-sale	—	258
Premises and equipment, net	32,089	15,200
Foreclosed real estate, net	1,359	462
Accrued interest receivable:
Investments	370	38
Loans receivable	2,080	1,208
Deferred tax asset	8,167	844
Goodwill	21,783	—
Core deposit intangible	3,176	—
Other assets	4,228	884

Total assets	$662,095	$330,265

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$38,960	$17,517
Interest-bearing	443,157	206,035
Repurchase agreements	1,245	—
Federal Home Loan Bank advances	90,427	33,000
Subordinated debentures	6,882	—
Other liabilities	2,226	836
Accrued income taxes	157	100

Total liabilities	583,054	257,488

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,740,131 shares outstanding at March 31, 2009 and 6,207,702 shares outstanding at June 30, 2008	92	84
Additional paid-in capital	79,428	72,959
Unearned ESOP shares	(4,213)	(4,537)
Unearned compensation	(1,138)	(1,659)
Accumulated other comprehensive income	(177)	(17)
Retained earnings	35,843	34,965
Treasury stock, at cost; 2,442,241 shares at March 31, 2009 and 2,238,673 shares at June 30, 2008	(30,794)	(29,018)

Total stockholders’ equity	79,041	72,777

Total liabilities and stockholders’ equity	$662,095	$330,265

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest income:
Interest on loans receivable	$7,275	$4,972	$18,308	$15,164
Interest on investment securities	884	152	1,478	678
Other interest	55	74	168	258

Total interest income	8,214	5,198	19,954	16,100

Interest expense:
Deposits	2,549	1,926	6,185	6,096
Repurchase agreements	9	—	15	—
Advances from FHLB	798	367	1,812	1,242
Subordinated debentures	120	—	226	—

Total interest expense	3,476	2,293	8,238	7,338

Net interest income	4,738	2,905	11,716	8,762
Provision for loan losses	300	243	610	371

Net interest income after provision for loan losses	4,438	2,662	11,106	8,391

Noninterest income:
Mortgage origination fee income	133	46	242	269
Service charges and fees	366	223	1,004	531
Gain on sale of fixed assets	—	1	1	1
Gain on sale of foreclosed real estate, net	(8)	5	—	51
BOLI increase in cash value	57	56	172	166
Other	97	47	249	119

Total noninterest income	645	378	1,668	1,137

Noninterest expense:
Compensation and benefits	1,893	1,287	5,081	4,162
Occupancy expense	355	175	848	519
Equipment and data processing expense	667	363	1,630	1,084
DIF premiums	140	6	158	19
Advertising	58	5	106	221
Other	925	454	2,089	1,392

Total noninterest expense	4,038	2,290	9,912	7,397

Earnings before income taxes	1,045	750	2,862	2,131

Income taxes:
Current	260	205	832	623
Deferred	161	50	83	755

Total income taxes	421	255	915	1,378

Net earnings	$624	$495	$1,947	$753

Net earnings per share, basic	$0.10	$0.09	$0.32	$0.13

Net earnings per share, diluted	$0.10	$0.09	$0.32	$0.13

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2009 and 2008

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:

Net earnings	—	—	—	—	—	1,947	—	1,947
Change in net unrealized gain (loss) on securities available for sale, net of taxes of (78)	—	—	—	—	(160)	—	—	(160)

Total comprehensive income	—	—	—	—	—	—	—	1,787

Dividends	—	—	—	—	—	(1,185)	—	(1,185)

Dividends used for ESOP payment	—	—	—	—	—	116	—	116

Shares committed to be released by the ESOP	—	(57)	324	—	—	—	—	267
Stock options expensed	—	130	—	—	—	—	—	130
Earned portion of stock grants	—	—	—	267	—	—	—	267
Stock grant at acquisition				254				254
Issuance of shares in acquisition (735,997 shares)	8	6,396						6,404

Purchase of common stock (203,568 shares)	—	—	—	—	—	—	(1,776)	(1,776)

Balance at March 31, 2009	$92	$79,428	$(4,213)	$(1,138)	$(177)	$35,843	$(30,794)	$79,041

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:

Net earnings	—	—	—	—	—	753	—	753
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $168	—	—	—	—	271	—	—	271

Total comprehensive income	—	—	—	—	—	—	—	1,024

Dividends	—	—	—	—	—	(1,135)	—	(1,135)

Dividends used for ESOP payment	—	—	—	—	—	124	—	124
Shares committed to be released by the ESOP	—	18	324	—	—	—	—	342
Stock options expensed	—	197	—	—	—	—	—	197
Earned portion of stock grants	—	—	—	398	—	—	—	398

Purchase of common stock (203,721 shares)	—	—	—	—	—	—	(2,153)	(2,153)

Balance at March 31, 2008	$84	$72,953	$(4,645)	$(1,784)	$25	$34,824	$(29,016)	$72,441

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,947	$753
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	268	342
Depreciation and amortization expense	470	491
Amortization of premiums (discounts), net on investment securities	653	11
Provision for loan losses	610	371
FHLB stock dividends	(83)	(23)
Amortization of deferred loan fees, net	(124)	(185)
(Gain) on sale of foreclosed real estate, net	(1)	(51)
(Gain) on sale of fixed assets	(1)	(1)
Deferred tax benefit	83	755
Originations of mortgage loans held for sale	(11,090)	(18,211)
Proceeds from sale of mortgage loans	11,350	19,890
Increase in cash value of life insurance	(172)	(166)
Earned portion of MRP	267	398
Stock options expensed	130	197
Decrease (increase) in:
Accrued interest receivable	2	373
Other assets	(1,029)	(69)
Increase (decrease) in other liabilities and accrued income taxes	2,609	(212)

Net cash provided by (used for) operating activities	5,889	4,663

Cash flows used for investing activities:
Loan originations, net of principal collections	(9,537)	(7,565)
Investment securities classified as available for sale:
Proceeds from maturities, calls and prepayments	8,275	17,662
Proceeds from sale	—	1,000
Return of principal on mortgage-backed securities	1,168	—
Purchase of securities	(9,962)	—
Acquisition, net of cash received	26,748	—
Purchase of premises and equipment	(739)	(243)
Proceeds from sale of (additions to) foreclosed real estate, net	70	203

Net cash provided by (used for) investing activities	16,023	11,057

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,337)	7,482
Proceeds from advances from FHLB	17,000	45,100
Repayment of FHLB advances	(17,000)	(56,900)
Purchase of treasury stock	(1,776)	(2,153)
Dividends paid	(1,151)	(1,148)

Net cash provided by (used for) financing activities	(6,264)	(7,619)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	15,648	8,101
Cash, cash equivalents and interest-earning deposits at beginning of period	17,616	7,734

Cash, cash equivalents and interest-earning deposits at end of period	$33,264	$15,835

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$5,684	$6,080
Interest on FHLB advances	$1,812	$1,242
Income taxes	$945	$880

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

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

(2)	Restatement of Previously Reported Results of Operations

Subsequent to the filing of the Company’s quarterly report on Form 10-Q, the Company determined that an accounting error caused by an outside third party vendor that provides services related to the Company’s bond portfolio caused the Company to understate net income for the quarter ended March 31, 2009 by $109,000. As a result, the Company has restated its financial statements for the quarter ended March 31, 2009.

Due to the complex nature of bond portfolio accounting, the Company uses a reputable, widely-used third party bond accounting provider (the “Provider”) to perform accounting functions related to its bond portfolios. As a result of its acquisition of State of Franklin Bancshares, Inc. (“State of Franklin”) on October 31, 2008, the Company acquired certain illiquid securities that were part of State of Franklin’s bond portfolio. Upon its acquisition of State of Franklin, the Company hired a third party investment firm that specializes in the valuation of illiquid securities to assist with the process of determining the fair market value of these securities at the time of the acquisition. In January 2009, once the investment firm had finalized all of the mark-to-market adjustments with respect to the illiquid securities, the Provider provided the Company with new accounting entries and reports to account for interest income and related accretion and amortization for the acquired State of Franklin bond portfolio as of October 31, 2008. However, the Provider used incorrect interest accruals for the illiquid securities, resulting in the understatement, by $176,000, of accrued interest relating to those securities.

Based on a reconciliation of general ledger entries to reports received from the Provider and the bonds’ safekeeping agent, the Company’s accounting staff communicated to the Provider its belief that the Company’s and State of Franklin’s bond portfolios had been incorrectly consolidated. However, the Provider responded that its accounting for the bond portfolio was accurate and furnished financial information to the Company that supported this conclusion. The Provider’s error was further masked by the complex interest fluctuations in the illiquid securities (due to the accrual method of accounting on those securities), and the Provider’s practice of using an accounting cutoff date prior to month-end. Believing the Provider’s records were accurate, the Company filed its Form 10-Q for the quarter ended March 31, 2009. However, following this filing, the Company’s accounting staff, after soliciting additional historical information from the safekeeping agent regarding the illiquid securities, was able to uncover the Provider’s error. To avoid further errors of this nature, the Company has requested that the Provider process the accounting reports as of the last day of the month after all payment factors have been updated and the Provider and the Company have taken measures to assure the proper recognition of interest income relating to the Company’s bond portfolio.

The financial statements for quarter ended March 31, 2009 have been restated to reflect the correct interest accrual on the acquired bond portfolio. The errors relating to the consolidation of the bond portfolios did not have a material impact on the Company’s consolidated statements of condition, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flow. The table below summarizes the impact of the errors on the Company’s consolidated statements of earnings:

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Net income	$515	$1,838

Impact of restated items, net:
Interest on investment securities	176	176
Total income taxes	67	67

Total increase in net income	109	109

Total restated net income	$624	$1,947

Earnings per share
As reported	$0.09	$0.31
As restated	$0.10	$0.32

Diluted earnings per share
As reported	$0.09	$0.31
As restated	$0.10	$0.32

Interest income on securities
As reported	$708	$1,302
As restated	$884	$1,478

Total income tax
As reported	$354	$848
As restated	$421	$915

(3)	Principles of Consolidation

The consolidated financial statements include the accounts of Jefferson Bancshares, Inc. and its wholly-owned subsidiary, Jefferson Federal Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(4)	Use of Estimates

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

(5)	Limitation on Capital Distributions

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

(6)	Earnings Per Common Share

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

	Weighted-Average Shares Outstanding for the Three Months Ended March 31,		Weighted-Average Shares Outstanding for the Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average number of common shares used in computing basic earnings per common share	6,265,163	5,763,588	6,006,052	5,828,374
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,265,163	5,763,588	6,006,052	5,828,374

(7)	Statements of Cash Flows

Dividends declared but not paid have been recorded in other liabilities; however, their non-effect on cash and operations dictates their exclusion from the cash flows until actually paid.

(8)	Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2009:

	Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2008		$1,836
Allowance of acquired bank		$2,577
Provision for loan losses		610
Charge-offs	(246)
Recoveries	68

Net (charge-offs)/recoveries		(178)

Balance at March 31, 2009		$4,845

(9)	Financial Instruments With Off-Balance Sheet Risk

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

(10)	Dividend Declaration

On February 26, 2009 the Board of Directors of the Company approved a quarterly dividend of $0.06 per share to stockholders of record as of March 31, 2009 and payable on April 10, 2009.

(11)	Stock Incentive Plans

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

(12)	Fair Value Disclosures

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

The fair value measurements as of March 31, 2009, for investment securities available-for-sale are summarized below:

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total
Securities available for sale	—	36,375	—	$36,375

(13)	Business Combination

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

Cash and cash equivalents	$32,062
Investment securities	31,767
Loans, net	221,023
Premises and equipment	15,921
Core deposit intangible	3,421
Goodwill	21,783
Other assets	15,068

Total assets acquired	341,045

Deposits	262,082
Borrowings	64,462
Other liabilities	2,939

Total liabilities assumed	329,483

Net assets acquired	$11,562

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

	Nine Months Ended March 31,
	2009	2008
Net interest income	14,578	17,780

Net loss	(7,877)	(667)

Loss per share	$(1.17)	$(0.10)
Loss per share, diluted	$(1.17)	$(0.10)

(14)	Subordinated Debt

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

Results of Operations for the Three and Nine Months Ended March 31, 2009 and 2008

Net Income

Net income was $624,000, or $0.10 per diluted share, for the quarter ended March 31, 2009 compared to $495,000, or $0.09 per diluted share, for the corresponding quarter in 2008. For the nine months ended March 31, 2009, net income was $1.9 million compared to $753,000 for the same period in 2008. Financial results for the nine month period ended March 31, 2008 include a $637,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets related to the charitable contribution carryforward attributable to the Company’s contribution to the Jefferson Federal Charitable Foundation in July 2003. Excluding this tax charge, core net earnings was $1.4 million, or $0.24 per diluted share for the nine month period ended March 31, 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$624	$495	$1,947	$753
Net earnings per share, basic	$0.10	$0.09	$0.32	$0.13
Net earnings per share, diluted	$0.10	$0.09	$0.32	$0.13
Return on average assets (annualized)	0.38%	0.59%	0.51%	0.30%
Return on average equity (annualized)	3.15%	2.71%	3.39%	1.36%

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

	Nine Months March 31,
	2009	2008
GAAP net earnings (loss)	$1,947	$753
Plus: non-cash charge to deferred income tax expense	$0	637

Core net earnings	$1,947	$1,390

GAAP earnings (loss) per diluted share	$0.32	$0.13
Plus: non-cash charge to deferred income tax expense	$0.00	$0.11

Core net earnings per diluted share	$0.32	$0.24

Net Interest Income

Net interest income before loan loss provision increased $1.8 million, or 63.1%, to $4.7 million for the quarter ended March 31, 2009 from the corresponding period in 2008. The interest rate spread and net interest margin for the quarter ended March 31, 2009 were 3.20% and 3.35%, respectively, compared to 3.03% and 3.76%, respectively, for the same period in 2008.

For the nine months ended March 31, 2009, net interest income before loan loss provision increased $3.0 million, or 33.7%, to $11.7 million from the corresponding period in 2008. The interest rate spread and net interest margin for the nine months ended March 31, 2009 were 3.16% and 3.44%, respectively, compared to 2.98% and 3.75%, respectively, for the same period in 2008.

The following table summarizes changes in interest income and expense for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$7,275	$4,972	$2,303	46.3%
Investment securities	884	152	732	481.6%
Interest-earning deposits	2	50	(48)	(96.0)%
FHLB stock	53	24	29	120.8%

Total interest income	8,214	5,198	3,016	58.0%

Interest expense:
Deposits	2,549	1,926	623	32.3%
Borrowings	927	367	560	152.6%

Total interest expense	3,476	2,293	1,183	51.6%

Net interest income	$4,738	$2,905	$1,833	63.1%

The following table summarizes changes in interest income and expense for the nine month periods ended March 31, 2009 and 2008:

	Nine Months Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$18,308	$15,164	$3,144	20.7%
Investment securities	1,478	678	800	118.0%
Interest-earning deposits	32	173	(141)	(81.5)%
FHLB stock	136	85	51	60.0%

Total interest income	19,954	16,100	3,854	23.9%

Interest expense:
Deposits	6,185	6,096	89	1.5%
Borrowings	2,053	1,242	811	65.3%

Total interest expense	8,238	7,338	900	12.3%

Net interest income	$11,716	$8,762	$2,954	33.7%

The following table summarizes average balances and average yields and costs for the three and nine months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)
Loans	$511,170	5.77%	$286,548	6.98%	$411,982	5.92%	$281,287	7.17%
Investment securities	43,085	8.52%	15,569	4.27%	25,363	8.01%	22,136	4.32%
Interest-earning deposits	16,429	0.05%	7,990	2.52%	14,508	0.29%	7,119	3.23%
FHLB stock	4,735	4.54%	1,800	5.36%	3,464	5.23%	1,797	6.30%
Deposits	443,010	2.33%	214,248	3.62%	337,526	2.44%	214,381	3.78%
Borrowings	98,993	3.80%	35,696	4.14%	70,332	3.89%	36,346	4.55%

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

	Three Months Ended March 31, 2009 Compared to 2008			Nine Months Ended March 31, 2009 Compared to 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$2,988	$(685)	$2,303	$5,055	$(1,911)	$3,144
Investment securities	451	281	732	111	689	800
Daily interest-earning deposits and other interest-earning assets	(45)	26	(19)	(268)	178	(90)

Total interest-earning assets	3,394	(378)	3,016	4,898	(1,044)	3,854

Interest expense:
Deposits	940	(317)	623	234	(145)	89
Borrowings	590	(30)	560	961	(150)	811

Total interest-bearing liabilities	1,529	(346)	1,183	1,194	(294)	900

Net change in net interest income	$1,865	$(32)	$1,833	$3,703	$(750)	$2,954

Total interest income increased $3.0 million, or 58.0%, to $8.2 million for the three months ended March 31, 2009 and increased $3.9 million, or 23.9%, to $20.0 million for the nine months ended March 31, 2009 compared to the corresponding periods in 2008 primarily as a result of an increase in average interest-earning assets arising from the State of Franklin acquisition. Average interest-earning assets increased $263.5 million, or 84.5%, to $575.4 million for the three months ended March 31, 2009 and increased $143.0 million, or 45.8%, to $455.3 million for the nine months ended March 31, 2009. The increase in average earning assets for both the three and nine month periods was primarily the result of increases in average outstanding loans. The average yield on earning assets declined by 92 basis points to 5.80% for the quarter ended March 31, 2009 and declined by 103 basis points to 5.85% for the nine months ended March 31, 2009 compared to the corresponding periods in 2008. The decline in the average yield on earning assets was primarily the result of lower yields on prime-based consumer and commercial loans resulting from decreases in the prime-lending rate during the period. In addition, the increase in nonaccrual loans during the quarter ended March 31, 2009 has negatively impacted interest income on loans and the net interest margin.

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

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)
Noninterest income:
Mortgage origination fee income	133	46	87	189.1%
Service charges and fees	366	223	143	64.1%
Gain on sale of fixed assets	—	1	(1)	(100.0)%
Gain on sale of foreclosed real estate, net	(8)	5	(13)	(260.0)%
BOLI increase in cash value	57	56	1	1.8%
Other	97	47	50	106.4%

Total noninterest income	$645	$378	$267	70.6%

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2009 compared to the same period in 2008.

	2009	2008	Change	Change
	(Dollars in thousands)
Noninterest income:
Mortgage origination fee income	242	269	(27)	(10.0)%
Service charges and fees	1,004	531	473	89.1%
Gain on sale of fixed assets	1	1	—	0.0%
Gain on sale of foreclosed real estate, net	—	51	(51)	(100.0)%
BOLI increase in cash value	172	166	6	3.6%
Other	249	119	130	109.2%

Total noninterest income	$1,668	$1,137	$531	46.7%

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

	Three Months Ended March 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)
Compensation and benefits	$1,893	$1,287	$606	47.1%
Occupancy expense	355	175	180	102.9%
Equipment and data processing expense	667	363	304	83.7%
Deposit insurance premiums	140	6	134	2,233.3%
Advertising	58	5	53	1,060.0%
Other	925	454	471	103.7%

Total noninterest expense	$4,038	$2,290	$1,748	76.3%

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2009 compared to the same period in 2008.

	Nine Months Ended March 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)
Compensation and benefits	$5,081	$4,162	$919	22.1%
Occupancy expense	848	519	329	63.4%
Equipment and data processing expense	1,630	1,084	546	50.4%
Deposit insurance premiums	$158	19	139	731.6%
Advertising	106	221	(115)	(52.0)%
Other	2,089	1,392	697	50.1%

Total noninterest expense	$9,912	$7,397	$2,515	34.0%

Income Taxes

Income tax expense for the three months ended March 31, 2009 was $421,000 compared to $255,000 for the same period in 2008. Income tax expense for the nine months ended March 31, 2009 was $915,000 compared to $1.4 million for the same period in 2008. Income tax expense for the nine month period in 2008 included the non-cash charge to deferred income tax expense to establish a valuation allowance against the charitable contribution carryforward. As previously mentioned, the carryforward is directly attributable to the contribution made to the Jefferson Federal Charitable Foundation in connection with the Company’s public offering in July 2003.

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

At March 31, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$2,260	$1	$(8)	$2,253
Mortgage-backed securities	24,308	859	(333)	$24,834
Municipal	5,082	122	(5)	$5,199
Corporate	4,990	30	(931)	$4,089

Total securities available-for-sale	$36,640	$1,012	$(1,277)	$36,375

Weighted-average rate	8.01%

At June 30, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$—	$—	$—	$—
Municipals	3,506	7	(35)	3,478

Total securities available-for-sale	$3,506	$7	$(35)	$3,478

Weighted-average rate	3.62%

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

Stockholders’ Equity

Stockholders’ equity amounted to $79.0 million at March 31, 2009 compared to $72.8 million at June 30, 2008. The increase in stockholders’ equity is primarily due to the issuance of 736,000 shares of common stock related to the State of Franklin acquisition. Stock repurchases for the three months ended March 31, 2009 totaled 37,067 shares at an average cost of $7.34 per share. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At March 31, 2009, 545,894 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2009, the adjustment to stockholders’ equity was a net unrealized loss of $177,000 compared to a net unrealized loss of $17,000 at June 30, 2008. The Company declared a $0.06 per share dividend to shareholders of record at March 31, 2009 totaling $404,000 that was payable on April 10, 2009.

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

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2009, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at March 31, 2009 and June 30, 2008:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At March 31, 2009

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,015	10.09%	$41,221	>	8.0%	$51,526	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,165	9.15%	20,610		4.0%	30,916	>	6.0%

Tier 1 Capital
(To Average Assets)	47,165	7.58%	24,886	>	4.0%	31,108	>	5.0%

At June 30, 2008

Total Risk-Based Capital
(To Risk Weighted Assets)	66,271	24.20%	21,941	>	8.0%	27,426	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	64,472	23.50%	10,970		4.0%	16,455	>	6.0%

Tier 1 Capital
(To Average Assets)	64,472	19.60%	13,175	>	4.0%	16,469	>	5.0%

Under the prompt corrective action regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At March 31, 2009, Jefferson Federal’s leverage capital ratio was 7.58%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At March 31, 2009, Jefferson Federal had a ratio of total capital to risk-weighted assets of 10.09%. At March 31, 2009, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of the prompt corrective action regulations.

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

Management’s Consideration of Restated Financial Statements for the Quarter Ended March 31, 2009

As disclosed in Note 2 to our Restated Consolidated Financial Statements, we have restated our previously issued financial statements for the quarter ended March 31, 2009 to correct an accounting error caused by an outside third party vendor in connection with the administration of the Company’s bond portfolio. The Company’s principal executive officer and principal financial officer have assessed the effect of the restatement on their prior conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of the period covered by this report. Because of the circumstances detailed in Note 2 to the Restated Consolidated Financial Statements, the Company’s principal executive officer and principal financial officer have concluded that the control deficiency that led to the error did not affect the design or operation of the Company’s disclosure controls and procedures in achieving the desired control objectives as of March 31, 2009. Specifically, management concluded that the control deficiency that led to the error was the result of: (i) the Company’s reasonable reliance on the bond portfolio accounting provided by a reputable, widely-used third party bond accounting provider (the “Provider”); (ii) that the source of the error related to the Provider’s mistake in accruing interest with respect to a bond portfolio acquired in connection with the Company’s acquisition of State of Franklin; (iii) that the errors made in the bond portfolio accounting were unique as they occurred both (x) as a result of the difficult valuations and interest fluctuations due to the impact of the accrual method used on certain (illiquid) discounted mortgage-backed securities and collateralized debt obligations and (y) in the context of a business combination (which requires that acquired securities be marked-to-market at the time of the acquisition); (iv) that the Company relied on the Provider’s accounting records for the acquired bond portfolio only after diligently reviewing such records; and (v) that, despite the complex nature of securities to which the error related and the level of examination required to uncover the Provider’s mistake, the Company’s accounting staff ultimately uncovered and resolved the deficiency. Accordingly, the Company believes that its internal controls over financial reporting were effective as of March 31, 2009. Management has reviewed this determination with the Company’s independent public accounting firm.

PART II. OTHER INFORMATION

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

JEFFERSON BANCSHARES, INC.

July 21, 2009	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

July 21, 2009	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary