Form 10-K
period 2009-06-30
JEFFERSON BANCSHARES INC
filed 2009-09-14
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $50.3 million, based upon the closing price ($8.40 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2008).

The number of shares outstanding of the registrant’s common stock as of September 14, 2009 was 6,706,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders

are incorporated by reference in Part III of this Form 10-K.

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

General

Jefferson Bancshares, Inc. (also referred to herein as the “Company” or “Jefferson Bancshares”) is the holding company for Jefferson Federal Bank.

On October 31, 2008, the Company completed its acquisition of State of Franklin Bancshares, Inc. (“State of Franklin Bancshares”). The merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated as of September 4, 2008 (the “Merger Agreement”), by and between the Company and State of Franklin Bancshares. In accordance with the terms of the Merger Agreement, shares of State of Franklin Bancshares were converted into either $10.00 in cash or 1.1287 shares of Company common stock. The total merger consideration consisted of approximately $4.3 million in cash and 736,000 shares of Company common stock.

In connection with the Company’s acquisition of State of Franklin Bancshares, Jefferson Federal Bank merged with and into State of Franklin Savings Bank, the wholly owned subsidiary of State of Franklin Bancshares. The resulting institution continues to operate as a Tennessee chartered savings bank under the name “Jefferson Federal Bank” (also referred to herein as the “Bank” or “Jefferson Federal”).

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

Market Area

We are headquartered in Morristown, Tennessee, which is situated approximately 40 miles northeast of Knoxville, Tennessee in the northeastern section of the state. We consider our primary market areas to consist of: (i) Hamblen County, Tennessee, and its contiguous counties; (ii) Knoxville, Tennessee, and its surrounding areas; and (iii) the greater Johnson City, Tennessee, Kingsport, Tennessee, and Virginia region (the “Tri-Cities region”).

We currently operate two full-service branch offices and two limited-service drive-through facilities in Hamblen County, Tennessee. The economy of Hamblen County, which had an estimated 2008 population of 62,000, is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the average annual unemployment rate in Hamblen County has increased from 4.9% for 2007 to 7.0% for 2008, which was slightly above both the state and national averages.

We also currently operate two full-service branch offices in Knoxville, Tennessee. Knoxville’s population is approximately 183,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The average annual unemployment rate for the Knoxville metropolitan statistical area has increased from 3.7% for 2007 to 5.2% for 2008, which was below both the national and state averages.

As a result of our acquisition of State of Franklin Bancshares in October 2008, we also currently operate six full-service branch offices in the Tri-Cities region. The population of the Tri-Cities region is approximately 500,000 and its economy is largely fueled by manufacturing and trade services. The average annual unemployment rate for the Tri-Cities region combined statistical area has increased from 4.4% for 2007 to 5.6% for 2008, which was below the national average.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 22.15% of the deposits in Hamblen County, which is the second largest market share out of ten financial institutions with offices in the county at that date; (ii) 0.21% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 26th largest market share out of 43 financial institutions with offices in the metropolitan statistical area at that date; (iii) 6.85% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the seventh largest market share out of 21 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.59% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 16th largest market share out of 28 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies, such as insurance companies, securities companies and specialty finance companies.

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

One- to Four-Family Residential Loans. We originate mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new one- to four-family homes. We offer fixed-rate mortgage loans with terms up to 30 years and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the first year interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk.

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

Historically, we have not emphasized the origination of loans that conform to guidelines for sale in the secondary mortgage market. However, beginning in January 2005, we began originating loans for the secondary mortgage market. Loans are sold without recourse and on a servicing-released basis. We generally do not make conventional loans with loan-to-value ratios exceeding 85% and generally make loans with a loan-to-value ratio in excess of 85% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 90% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans in excess of $250,000 to be appraised by a board-approved appraiser. We require title insurance on all mortgage loans in excess of $25,000. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

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

At June 30, 2009, loans with principal balances of $500,000 or more secured by commercial real estate totaled $103.8 million, or 65.0% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $2.6 million, or 40.0% of multifamily loans. At June 30, 2009, two commercial real estate loans totaling $1.7 million were nonaccrual loans.

Construction Loans. We originate loans to finance the construction of one-to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2009, $9.8 million of our construction loans was for the construction of one- to four-family homes and $31.0 was for the construction of commercial or multi-family real estate. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $350,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

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

At June 30, 2009, our largest land loan had an outstanding balance of $4.3 million and was secured by commercial real estate. At June 30, 2009, loans with principal balances of $500,000 or more secured by unimproved property totaled $22.4 million, or 47.6%, of land loans. All of these loans were performing in accordance with their terms at that date.

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

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. We also perform annual reviews on all lending relationships of $500,000 or more where the loan is secured by commercial or multi-family real estate.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2009, our regulatory limit on loans to one borrower was $12.3 million. At that date, our largest lending relationship was $9.9 million and consisted of two commercial real estate loans. These loans were performing according to their original repayment terms at June 30, 2009.

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

At June 30, 2009, our investment portfolio consisted of U.S. agency securities, mortgage-backed securities, municipal securities and corporate securities.

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

Personnel

As of June 30, 2009, we had 151 full-time employees and 24 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2009. The executive officers of Jefferson Federal are:

Name	Age	Position

Anderson L. Smith	61	President and Chief Executive Officer
Douglas H. Rouse	56	Senior Vice President
Jane P. Hutton	50	Vice President and Chief Financial Officer
Eric S. McDaniel	38	Vice President and Senior Operations Officer
Janet J. Ketner	56	Executive Vice President of Retail Banking
Anthony J. Carasso	50	President—Knoxville Region
Randal E. Greene	49	President—Tri-Cities Division

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services - East Tennessee Metro, First Tennessee Bank National Association. Age 61. Director since 2002.

Jane P. Hutton has been Treasurer and Secretary of Jefferson Bancshares since March 2003 and Vice President and Chief Financial Officer of Jefferson Federal since July 2002. Ms. Hutton was named Chief Financial Officer of Jefferson Bancshares on July 1, 2003. From June 1999 until July 2002, Ms. Hutton served as Assistant Financial Analyst. Age 50.

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President. Age 56.

Eric S. McDaniel has been Vice President and Senior Operations Officer of Jefferson Federal since July 2002. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor. Age 38.

Janet J. Ketner has been Executive Vice President of Retail Banking since January 2006. Prior to joining Jefferson Federal, Ms. Ketner was Executive Vice President of First Tennessee Bank for Morristown, Dandridge and Greeneville, Tennessee. Age 56.

Anthony J. Carasso has been the President of Jefferson Federal’s Knoxville Region since January 2005. In 1999, Mr. Carasso was Chief Executive Officer and President of Union Planters in Murfreesboro, Tennessee. Since then, he has been President of two other Union Planters Banks, one in Somerset, Kentucky as well as Harriman, Tennessee. During his tenure in Harriman, he had a dual role as an Area Sales Manager managing 22 branches in 11 communities. Age 50.

Randal E. Greene has been the President of Jefferson Federal’s Tri-Cities Division since October 2008. Prior to joining Jefferson Federal, Mr. Greene was President of State of Franklin Bancshares and State of Franklin Savings Bank. Age 49.

Subsidiaries

We currently have two subsidiaries: (i) State of Franklin Real Estate, Inc., and (ii) State of Franklin Statutory Trust II.

State of Franklin Real Estate, Inc. is a Tennessee corporation that is engaged in residential and commercial real estate sales.

State of Franklin Statutory Trust II is a Delaware statutory trust. In December 2006, State of Franklin Bancshares issued subordinated debentures to State of Franklin Statutory Trust II, which purchased the debentures with the proceeds from the sale of trust preferred securities issued in a private placement. Our net consolidated principal obligation under the debentures and trust preferred securities is $10.0 million.

Regulation and Supervision of the Company

General. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by and the enforcement authority of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Activities. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that engages directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board’s prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

Acquisitions. Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory CRA ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions.

Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. There is a presumption of “control” where the acquiring person will own, control or hold with power to vote 10% or more of any class of voting security of a bank holding company or insured bank if, like the Company, the company involved has registered securities under Section 12 of the Securities Exchange Act of 1934.

Under Tennessee banking law, prior approval of the Tennessee Department of Financial Institutions is also required before any person may acquire control of a Tennessee bank or bank holding company. Tennessee law generally prohibits a bank holding company from acquiring control of an additional bank if, after such acquisition, the bank holding company would control more than 30% of the FDIC-insured deposits in the State of Tennessee.

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulation and Supervision of the Bank—Capital Requirements.”

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. The Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse.” See “Regulation and Supervision of the Bank—Prompt Corrective Regulatory Action.”

Stock Repurchases. Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well-capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

Regulation and Supervision of the Bank

General. The Bank is subject to extensive regulation by the Tennessee Department of Financial Institutions (the “Department”) and, as an insured state bank that is not a member of the Federal Reserve System (a “nonmember bank”), by the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The Department and FDIC periodically examine the Bank for compliance with these regulatory requirements and the Bank must regularly file reports with the Department and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors.

Tennessee State Law. As a Tennessee-chartered savings bank, the Bank is subject to the applicable provisions of Tennessee law and the regulations of the Department adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Department. Certain powers granted under Tennessee law may be constrained by federal regulation. Banks nationwide are permitted to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Department is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Tennessee savings banks are also subject to the enforcement authority of the Department, which may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances.

Capital Requirements. Under FDIC regulations, nonmember banks are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) minus identified losses, disallowed deferred tax assets and investments in financial subsidiaries and certain non-financial equity investments.

In addition to the leverage ratio (the ratio of Tier 1 capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, certain cumulative preferred stock and subordinated debentures, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by risk weight assigned to that category. The sum of these weighted values equals the Bank’s risk-weighted assets.

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

Earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank’s bad debt deduction or create federal tax liabilities.

Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4%.

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, the FDIC is authorized to permit institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits.

Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points. The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund and has alluded to the possibility of additional special assessments for 2009 of up to 10 basis points per quarter as deemed necessary.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would temporarily be guaranteed by the FDIC. The Bank made the business decision to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted to not participate in the unsecured debt guarantee program.

The FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the year ended June 30, 2009 averaged 1.10 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prompt Corrective Regulatory Action. Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions.

Under regulations jointly adopted by the federal banking regulators, an institution’s capital adequacy on the basis of the institution’s total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total average assets). The following table shows the capital ratio requirements for each prompt corrective action category:

	Well Capitalized	Adequately Capitalized		Undercapitalized		Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more		Less than 8.0%		Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more		Less than 4.0%		Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more	*	Less than 4.0%	*	Less than 3.0%

*	3.0% if institution has a composite 1 CAMELS rating.

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

Safety and Soundness Guidelines. Each federal banking agency has established safety and soundness standards for institutions under its authority. These agencies, including the FDIC, have released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the agency determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the agency within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank has met substantially all the standards adopted in the interagency guidelines.

Additionally, federal banking agencies have established standards relating to asset and earnings quality. The guidelines require a bank to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank is in compliance with these requirements. At June 30, 2009, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Cincinnati, is required to purchase and hold shares of capital stock in the FHLB of Cincinnati. As of June 30, 2009, the Bank held stock in the FHLB of Cincinnati in the amount $4.7 million and was in compliance with the above requirement. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, for financial stress caused by economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Loans to Executive Officers, Directors and Principal Stockholders. Under federal law, loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State nonmember banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers are further restricted as to type, amount and terms of credit. In addition, the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Specified collateral requirements apply to covered transactions such as loans to and guarantees issued on behalf of an affiliate. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. Federal law further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

Enforcement. The FDIC has extensive enforcement authority over insured non-member banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” See “Prompt Corrective Regulatory Action.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “satisfactory.”

ITEM 1A.	RISK FACTORS

We may not be able to implement successfully our plans for growth.

We have operated out of our main office and two drive-through facilities in Morristown, Tennessee since 1963 and have historically considered Hamblen County to be our primary market area. In 2006, our management began to implement a growth strategy that expands our presence in Morristown, as well as into Knoxville, Tennessee, approximately 40 miles southwest of Morristown. In addition, with our acquisition of State of Franklin Bancshares in October 2008, we also expanded our presence into the Tri-Cities region market area comprised of Johnson City, Tennessee, Kingsport, Tennessee and Bristol, Virginia.

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

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past eighteen months, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our market area in particular. In the current recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in our market areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

Special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain specified factors. These increases in the base assessment rate have increased our deposit insurance costs and will negatively impact our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The assessment will be collected on September 30, 2009. Our special assessment was $309,000. The special assessment will negatively impact our earnings. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. The earliest possible date for imposing any such additional special assessment is September 30, 2009, with collection on December 30, 2009. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will further hurt our earnings.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 22.15% of the deposits in Hamblen County, which is the second largest market share out of ten financial institutions with offices in the county at that date; (ii) 0.21% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 26th largest market share out of 43 financial institutions with offices in the metropolitan statistical area at that date; (iii) 6.85% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the seventh largest market share out of 21 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.59% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 16th largest market share out of 28 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2009, $239.7 million, or 47.6%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may require further additions to our allowance for loan losses, which would reduce net income.

If our borrowers do not repay their loans or if the collateral securing their loans is insufficient to provide for the full repayment, we may suffer credit losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for loan losses based on a number of factors. If our assumptions and judgments are wrong, our allowance for loan losses may not be sufficient to cover our losses. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. If we determine that our allowance for loan losses is insufficient, we would be required to take additional provisions for loan losses, which would reduce net income during the period those provisions are taken. In addition, the Tennessee Department of Financial Institutions and the FDIC periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or to charge off particular loans.

The loss of our President and Chief Executive Officer could hurt our operations.

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

We are subject to extensive regulation, supervision and examination by the Tennessee Department of Financial Institutions, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, Jefferson Bancshares is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general, which could significantly affect our ability to fund normal operations. In addition, our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates. Furthermore, Jefferson Bancshares is a separate entity and apart from Jefferson Federal and must provide for its own liquidity. In addition to its operating expenses, Jefferson Bancshares is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of Jefferson Bancshares’ revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to Jefferson Bancshares by Jefferson Federal is limited under Tennessee law. The amount that can be paid in any calendar year, without prior approval from the Tennessee Department of Financial Institutions, cannot exceed the total of Jefferson Federal’s net income for the year combined with its retained net income for the preceding two years.

The charter and bylaws of Jefferson Bancshares may prevent or make more difficult certain transactions, including a sale or merger of Jefferson Bancshares.

Provisions of the charter and bylaws of Jefferson Bancshares may make it more difficult for companies or persons to acquire control of Jefferson Bancshares. Consequently, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. In addition, these provisions also make more difficult the removal of current directors or management, or the election of new directors. These provisions include:

•	supermajority voting requirements for certain business combinations and changes to some provisions of the charter and bylaws;

•	limitation on the right to vote shares;

•	the election of directors to staggered terms of three years;

•	provisions regarding the timing and content of shareholder proposals and nominations;

•	provisions restricting the calling of special meetings of shareholders;

•	the absence of cumulative voting by shareholders in the election of directors; and

•	the removal of directors only for cause.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office, nine full-service branch offices and two limited-service drive-through facilities located in Hamblen, Knox, Sullivan and Washington Counties, Tennessee. We own all of our offices, except for a drive-through facility located in Morristown, Tennessee, the lease on which expires in 2012 and office buildings occupied by State of Franklin Real Estate, Inc., the leases on which expire in 2010. As of June 30, 2009, the total net book value of our offices was $32.4 million. We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

Market for Common Equity and Related Stockholder Matters

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.” As of June 30, 2009, Jefferson Bancshares had approximately 705 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,706,489 shares issued and outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2009 and June 30, 2008 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2009
Fourth quarter	$7.94	$4.66	$0.06
Third quarter	9.80	5.05	0.06
Second quarter	9.75	7.50	0.06
First quarter	9.90	8.17	0.06

Year Ended June 30, 2008
Fourth quarter	$9.87	$8.90	$0.06
Third quarter	11.72	8.82	0.06
Second quarter	11.00	9.02	0.06
First quarter	11.90	10.00	0.06

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2009.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 through April 30, 2009	33,263	$7.50	33,263	512,631	(1)

May 1, 2009 through May 31, 2009	379	6.53	379	512,252	(1)

June 1, 2009 through June 30, 2009	—	—	—	512,252	(1)

Total	33,642	$7.48	33,642	512,252

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below is derived from the audited consolidated financial statements of the Company.

	At or For the Year Ended June 30,
	2009	2008	2007	2006	2005

Financial Condition Data:
Total assets	$662,655	$330,265	$339,703	$327,137	$295,041
Loans receivable, net	498,107	282,483	274,881	254,127	208,438
Cash and cash equivalents, interest-bearing deposits and investment securities	80,652	21,094	35,012	43,801	64,393
Borrowings	91,098	33,000	44,800	52,400	17,000
Deposits	482,167	223,552	220,082	198,843	194,706
Stockholders’ equity	79,505	72,777	73,644	74,543	82,028

Operating Data:
Interest income	$28,175	$20,846	$21,004	$18,092	$15,779
Interest expense	11,619	9,248	9,660	6,935	4,639

Net interest income	16,556	11,598	11,344	11,157	11,140
Provision for loan losses	910	451	30	(68)	—

Net interest income after provision for loan losses	15,646	11,147	11,314	11,225	11,140

Noninterest income	3,185	1,520	1,355	1,375	1,204
Noninterest expense	14,683	9,889	10,070	8,950	7,031

Earnings before income taxes	4,148	2,778	2,599	3,650	5,313
Total income taxes	1,518	1,531	908	1,320	1,863

Net earnings	$2,630	$1,247	$1,691	$2,330	$3,450

Per Share Data:
Earnings per share, basic	$0.43	$0.22	$0.28	$0.37	$0.47
Earnings per share, diluted	$0.43	$0.22	$0.28	$0.37	$0.47
Dividends per share	$0.24	$0.24	$0.24	$0.265	$0.25

	At or For the Year Ended June 30,
	2009	2008	2007	2006	2005

Performance Ratios:
Return on average assets	0.48%	0.37%	0.51%	0.75%	1.14%
Return on average equity	3.40	1.69	2.28	2.99	3.92
Interest rate spread (1)	3.17	3.00	2.93	3.16	3.24
Net interest margin (2)	3.42	3.73	3.73	3.89	3.88
Noninterest expense to average assets	2.67	2.94	3.05	2.90	2.32
Efficiency ratio (3)	76.57	75.38	79.11	69.97	57.17
Average interest-earning assets to average interest-bearing liabilities	110.52	124.75	125.18	130.28	139.49
Dividend payout ratio (4)	55.81	109.09	85.71	71.62	53.19

Capital Ratios:
Tangible capital	7.85	19.57	19.33	20.09	22.72
Core capital	9.57	19.57	19.33	20.09	22.72
Risk-based capital	10.49	24.16	25.45	27.45	35.39
Average equity to average assets	14.09	21.87	22.48	25.21	29.00

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	0.94	0.65	0.71	0.85	1.09
Allowance for loan losses as a percent of nonperforming loans	78.30	609.97	778.88	629.57	538.26
Net charge-offs to average outstanding loans during the period	0.14	0.20	0.09	0.02	0.09
Nonperforming loans as a percent of total loans	1.20	0.11	0.09	0.13	0.20
Nonperforming assets as a percent of total assets	1.43	0.23	0.15	0.13	0.45

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic condition and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, Tennessee Department of Financial Institutions and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. These agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Results of Operations for the Years Ended June 30, 2009 and 2008

Overview.

	2009	2008	% Change 2009/2008
	(Dollars in thousands, except per share data)
Net earnings	$2,630	$1,247	110.9%
Net earnings per share, basic	$0.43	$0.22	95.5%
Net earnings per share, diluted	$0.43	$0.22	95.5%
Return on average assets	0.48%	0.37%
Return on average equity	3.40%	1.69%

Net income was $2.6 million, or $0.43 per diluted share, for the year ended June 30, 2009 compared to net income of $1.2 million, or $0.22 per diluted share, for the year ended June 30, 2008. The increase in net income for fiscal 2009 was due primarily to increases in both net interest income and noninterest income more than offsetting an increase in noninterest expense. Financial results for fiscal 2008 included a $667,000 non-cash charge to deferred income tax expense to establish a valuation allowance against deferred tax assets related to the Jefferson Federal Charitable Foundation. Excluding this tax charge, core net earnings were $1.9 million, or $0.33 per diluted share, for the year ended June 30, 2008.

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

	Year Ended June 30,
	2009	2008
	(Dollars in thousands, except per share data)
GAAP net earnings	$2,630	$1,247
Plus: non-cash charge to deferred income tax expense	—	$667

Core net earnings	$2,630	$1,914

GAAP earnings per diluted share	$0.43	$0.22
Plus: non-cash charge to deferred income tax expense	$0.00	$0.11

Core net earnings per diluted share	$0.43	$0.33

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2009 and 2008:

	Year Ended June 30,		% Change 2009/2008
	2009	2008

Interest income:
Loans	$25,637	$19,782	29.6%
Investment securities	848	733	15.7
Mortgage-backed securities	1,460	—	NM
Interest-earning deposits	40	221	(81.9)
FHLB stock	190	110	72.7

Total interest income	28,175	20,846	35.2

Interest expense:
Deposits	8,653	7,665	12.9
Borrowings	2,641	1,583	66.8
Subordinated debentures	325	—	NM

Total interest expense	11,619	9,248	25.6

Net interest income	$16,556	$11,598	42.7

Net interest income before loan loss provision increased $5.0 million to $16.6 million for the year ended June 30, 2009. The interest rate spread and net interest margin for the year ended June 30, 2009 were 3.17% and 3.42%, respectively, compared to 3.00% and 3.73%, respectively, for the same period in 2008.

Total interest income increased $7.3 million, or 35.2%, to $28.2 million for fiscal 2009 compared to $20.8 million for fiscal 2008. The increase in interest income was primarily the result of an increase in average interest-earning assets arising from the State of Franklin acquisition. The average volume of earning assets increased $175.3 million to $485.9 million for the year ended June 30, 2009 while the average yield on interest-earning assets decreased 90 basis points to 5.81% compared to fiscal 2008.

Interest on loans increased $5.9 million, or 29.6%, to $25.6 million for fiscal 2009 as the result of a higher loan volume that was partially offset by lower rates. The average balance of loans increased $154.1 million, or 54.6%, to $436.2 million, while the average yield on loans decreased 113 basis points to 5.90%. The average balance of loans increased due to the merger with State of Franklin Bancshares. The decrease in the average yield on loans is attributable to decreases in the prime lending rate.

Interest on investment securities increased $1.6 million to $2.3 million for the year ended June 30, 2009. The increase was the result of both an increase in average balances and higher average rates on securities outstanding. The average balance of investment securities increased $9.9 million, to $28.1 million for 2009 due to the acquisition of State of Franklin Bancshares. The average yield on investments increased 418 basis points to 8.22% for fiscal 2009 compared to 4.04% for fiscal 2008. Dividends on Federal Home Loan Bank (“FHLB”) stock were $190,000 for 2009, compared to $110,000 for 2008.

Total interest expense increased $2.4 million, or 25.6%, to $11.6 million for the year ended June 30, 2009, compared to $9.2 million for the corresponding period in 2008. The average volume of interest-bearing liabilities increased $190.7 million, to $439.6 million while the average rate paid on interest-bearing liabilities decreased 107 basis points to 2.64% for fiscal 2009. Interest expense on deposits was $8.7 million for 2009 compared to $7.7 million for fiscal 2008. The average balance of deposits increased $148.8 million to $362.3 million due to deposits assumed in connection with the State of Franklin Bancshares acquisition. The average rate paid on deposits decreased 120 basis points to 2.39% for the year ended June 30, 2009. The Company benefited from declining market interest rates as well as a shift in the mix of deposits towards more transaction accounts. Interest expense on FHLB advances was $2.6 million for fiscal 2009 compared to $1.6 million for fiscal 2008. The average balance of FHLB advances increased $36.4 million to $71.9 million due to the assumption of borrowings related to the State of Franklin Bancshares acquisition, while the average rate decreased 81 basis points to 3.65%.

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

	Year Ended June 30,
	2009			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$436,165	$25,637	5.88%	$282,111	$19,782	7.01%	$268,874	$19,605	7.29%
Mortgage-backed securities	16,226	1,460	9.00	—	—	—	—	—	—
Investment securities	11,850	848	7.74	18,163	733	4.04	28,825	1,118	3.88
Daily interest deposits	17,836	40	0.22	8,501	221	2.60	4,845	172	3.55
Other earning assets	3,782	190	5.02	1,809	110	6.08	1,785	109	6.11

Total interest-earning assets	485,859	28,175	5.81	310,584	20,846	6.71	304,329	21,004	6.90

Noninterest-earning assets	63,133	—		25,996	—		26,222	—

Total assets	$548,992	—		$336,580	—		$330,553	—

Interest-bearing liabilities:
Passbook accounts	$50,506	640	1.27%	$8,929	49	0.55%	$10,138	51	0.50%
NOW accounts	35,119	142	0.40	18,031	104	0.58	16,668	84	0.50
Money market accounts	49,924	799	1.60	46,132	1,399	3.03	37,821	1,394	3.69
Certificates of deposit	226,738	7,072	3.12	140,373	6,113	4.35	133,836	5,805	4.34

Total interest-bearing deposits	362,287	8,653	2.39	213,465	7,665	3.59	198,463	7,334	3.70

Borrowings	72,765	2,641	3.63	35,509	1,583	4.46	44,659	2,326	5.21
Subordinated debentures	4,578	325	7.10	—	—	—	—	—	—

Total interest-bearing liabilities	$439,630	11,619	2.64	248,974	9,248	3.71	243,122	9,660	3.97

Noninterest-bearing deposits	29,244			13,284			12,102
Other noninterest-bearing liabilities	2,747			709			1,008

Total liabilities	471,621			262,967			256,231

Stockholders’ equity	77,371			73,613			74,322

Total liabilities and stockholders’ equity	$548,992			$336,580			$330,553

Net interest income		$16,556			$11,598			$11,344

Interest rate spread			3.17%			3.00%			2.93%
Net interest margin			3.42%			3.73%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.52%			124.75%			125.18%

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

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In Thousands)
Interest income:
Loans receivable	$8,320	$(2,465)	$5,855	$798	$(621)	$177
Mortgage-backed securities	1,460	—	1,460	—	—	—
Investment securities	351	(236)	115	(462)	77	(385)
Daily interest-bearing deposits and other interest-earning assets	(259)	158	(101)	77	(27)	50

Total interest-earning assets	9,872	(2,543)	7,329	413	(571)	(158)

Interest expense:
Deposits	1,901	(913)	988	529	(198)	331
Borrowings	1,286	(228)	1,058	(436)	(307)	(743)
Subordinated debentures	325	—	325	—	—	—

Total interest-bearing liabilities	3,512	(1,141)	2,371	93	(505)	(412)

Net change in interest income	$6,360	$(1,402)	$4,958	$320	$(66)	$254

Provision for Loan Losses.

The provision for loan losses for fiscal 2009 was $910,000 compared to a provision of $451,000 for fiscal 2008. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. The provision for loan losses for 2009 was increased primarily due to management’s evaluation of credit quality and current economic conditions. Net charge-offs for the year ended June 30, 2009 amounted to $601,000 compared to $570,000 for the year ended June 30, 2008. Nonperforming loans totaled $6.0 million at June 30, 2009 compared to $301,000 at June 30, 2008. The increase in nonperforming loans is due in part to the addition of nonperforming loans from the State of Franklin Bancshares acquisition, as well as deterioration in the residential housing market.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2009 to 2008.

	2009	2008	% Change 2009/2008
	(Dollars in Thousands)
Mortgage origination fees	$532	$338	57.4%
Service charges and fees	1,384	768	80.2
Gain on sale of investments	565	—	NM
Gain on sale of fixed assets	7	1	600.0
Gain on sale of foreclosed property	3	51	(94.1)
BOLI increase in cash value	228	224	1.8
Other	466	138	237.7

Total noninterest income	$3,185	$1,520	109.5%

For the year ended June 30, 2009, noninterest income increased $1.7 million, or 109.5%, to $3.2 million. Mortgage origination fee income increased $194,000, or 57.4%, to $532,000 for 2009 due to a higher volume of loan originations related to refinancing. Service charges and fee income increased $616,000 to $1.4 million for the year ended June 30, 2009 due primarily to additional fee income generated following the acquisition of State of Franklin Bancshares. There was a gain on sale of investment securities of $565,000 for fiscal 2009 compared to none for 2008.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2009 to 2008.

	2009	2008	% Change 2009/2008
	(Dollars in Thousands)
Compensation and benefits	$6,791	$5,518	23.1%
Occupancy	1,364	702	94.3
Equipment and data processing	2,312	1,458	58.6
Deposit insurance premiums	787	26	2,926.9
Advertising	132	246	(46.3)
Loss on Silverton Bank stock	368	—	NM
Other	2,929	1,939	70.0

Total noninterest expense	$14,683	$9,889	48.5

For the year ended June 30, 2009, noninterest expense increased $4.8 million, or 48.5%, to $14.7 million due primarily to the operating expenses of additional branch offices resulting from the acquisition of State of Franklin Bancshares. In addition, noninterest expense was impacted by the write-off of an equity investment in Silverton Bank, which was closed by The Office of the Comptroller of the Currency, and increases in deposit insurance premium rates. Deposit insurance premiums increased $761,000, to $787,000, due the increase in the balance of insurable accounts combined with higher deposit insurance premiums. Approximately $309,000 of the increase in FDIC premiums was due to the FDIC special assessment imposed on all insured institutions during the fourth quarter of fiscal 2009. Noninterest expense includes the amortization of core deposit intangible (“CDI”), resulting from the acquisition of State of Franklin Bancshares. The CDI totaled $3.4 million at acquisition date and is being amortized over 10 years on an accelerated basis. The expense for CDI amortization was $393,000 for the year ended June 30, 2009 compared to none for 2008.

Income Taxes.

For the year ended June 30, 2009, income tax expense remained unchanged at $1.5 million compared to $1.5 million during the same period in 2008.

Balance Sheet Analysis

Loans. Net loans increased $215.6 million, or 76.3%, to $498.1 million at June 30, 2009 primarily due to the State of Franklin Bancshares acquisition. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2009, real estate loans totaled $421.1 million, or 83.7% of our total loans, compared to $224.6 million, or 78.9% of total loans at June 30, 2008. Real estate loans increased $196.5 million, or 87.5%, in fiscal 2009.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$144,659	28.7%	$63,340	22.3%	$69,693	25.1%	$77,415	30.2%	$79,652	37.7%
Home equity lines of credit	22,467	4.5	5,723	2.0	5,470	2.0	5,954	2.3	4,898	2.3
Commercial	159,608	31.7	90,933	32.0	86,929	31.4	77,519	30.2	54,252	25.7
Multi-family	6,584	1.3	4,219	1.5	8,182	3.0	7,929	3.1	8,568	4.1
Construction	40,831	8.1	19,553	6.9	21,634	7.8	13,454	5.2	7,029	3.3
Land	46,987	9.3	40,862	14.4	33,604	12.1	27,133	10.6	14,415	6.8

Total real estate loans	421,136	83.7	224,630	78.9	225,512	81.4	209,404	81.6	168,814	80.0

Commercial business loans	73,467	14.6	52,037	18.3	41,667	15.0	35,665	13.9	34,603	16.4

Non-real estate loans:
Automobile loans	2,754	0.5	3,973	1.4	6,423	2.3	8,458	3.3	4,457	2.1
Mobile home loans	43	0.0	60	0.0	82	0.0	234	0.1	379	0.2
Loans secured by deposits	1,322	0.3	930	0.3	978	0.4	977	0.4	1,041	0.5
Other consumer loans	4,609	0.9	2,961	1.0	2,540	0.9	1,854	0.7	1,705	0.8

Total non-real estate loans	8,728	1.7	7,924	2.8	10,023	3.6	11,523	4.5	7,582	3.6

Total gross loans	503,331	100.00%	284,591	100.00%	277,202	100.0%	256,592	100.0%	210,999	100.0%

Less:
Unearned discount on loans	—		—		—		—		—
Deferred loan fees, net	(502)		(272)		(366)		(293)		(268)
Allowance for losses	(4,722)		(1,836)		(1,955)		(2,172)		(2,293)

Total loans receivable, net	$498,107		$282,483		$274,881		$254,127		$208,438

The following table sets forth certain information at June 30, 2009 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$112,681	$40,697	$4,481	$157,859
More than one to three years	64,272	12,677	2,499	79,448
More than three to five years	87,164	14,575	1,498	103,237
More than five to 15 years	64,859	5,518	250	70,627
More than 15 years	92,160	—	—	92,160

Total	$421,136	$73,467	$8,728	$503,331

The following table sets forth the dollar amount of all loans at June 30, 2009 that are due after June 30, 2010 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$49,202	$81,766	$130,968
Home equity lines of credit	262	19,170	19,432
Commercial	74,739	48,245	122,984
Multi-family	2,529	879	3,408
Construction	2,871	10,691	13,562
Land	15,308	2,793	18,101
Commercial business loans	21,808	10,962	32,770
Consumer loans	3,861	386	4,247

Total	$170,580	$174,892	$345,472

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

Total loans at beginning of period	$284,591	$277,202	$256,592

Loans acquired in acquisition	222,756	—	—
Loans originated:
Real estate	82,244	75,879	87,254
Commercial business	41,908	79,396	65,290
Consumer	5,054	8,691	8,891

Total loans originated	129,206	163,966	161,435
Loan principal repayments	(133,222)	(156,577)	(140,825)

Net loan activity	(4,016)	7,389	20,610

Total gross loans at end of period	$503,331	$284,591	$277,202

Investments. Our investment portfolio consists of U.S. agency securities, mortgage-backed securities, corporate securities, and municipal securities. Investment securities were $36.5 million, an increase of $33.1 million, for the year ended June 30, 2009 due primarily to the acquisition of State of Franklin Bancshares.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

	At June 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$4,206	$4,147	$—	$—	$23,339	$23,061
Municipal securities	4,523	4,467	3,506	3,478	4,339	4,217
Mortgage-backed securities	23,088	23,521	—	—	—	—
Other securities	4,483	4,309	—	—	—	—

Total	$36,300	$36,544	$3,506	$3,478	$27,678	$27,278

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2009.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$1,981	1.56%	$1,927	3.95%	$239	7.01%	$4,147	3.05%
Mortgage-backed securities	271	4.01	372	8.69	22,716	7.01	23,359	7.00
Municipal securities	1,586	3.55	1,167	3.63	1,315	5.11	4,068	4.08
Other securities	2,642	32.89	—	0.00	1,667	6.85	4,309	19.13

Total	$6,480	13.35%	$3,466	4.33%	$25,937	6.91%	$35,883	7.73%

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Total deposits increased $258.6 million, or 115.7%, to $482.2 million at June 30, 2009 primarily as a result of the acquisition of State of Franklin Bancshares. Management monitors the deposit mix and deposit pricing on a regular basis and has focused on growth in lower costing transaction accounts. Our deposit pricing strategy is to offer competitive rates, but not to offer the highest deposit rates in our markets.

	At June 30,
	2009	2008	2007
	(In thousands)
Noninterest-bearing accounts	$48,913	$17,517	$12,561
NOW accounts	43,795	20,352	16,230
Passbook accounts	69,074	9,153	9,690
Money market deposit accounts	48,332	49,781	41,312
Certificates of deposit	272,053	126,749	140,289

Total	$482,167	$223,552	$220,082

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2009. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$26,164
Over three through six months	37,672
Over six through twelve months	34,065
Over twelve months	18,566

Total	$116,467

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2009	2008	2007
	(In thousands)
1.01 – 2.00%	$28,992	$2,234	$—
2.01 – 3.00%	58,920	25,351	1,410
3.01 – 4.00%	108,640	60,067	12,888
4.01 – 5.00%	69,225	33,608	86,676
5.01 – 6.00%	6,276	5,489	39,315

Total	$272,053	$126,749	$140,289

The following table sets forth the amount and maturities of time deposits at June 30, 2009.

	At June 30,
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4 or More Years	Total	Percent of Total Certificate Accounts
	(In Thousands)
1.01 – 2.00%	$26,207	$2,634	$45	$106	$—	$28,992	10.7%
2.01 – 3.00%	51,670	2,894	3,969	270	117	58,920	21.7
3.01 – 4.00%	85,552	17,700	5,325	33	30	108,640	39.9
4.01 – 5.00%	57,548	4,811	4,805	1,484	577	69,225	25.4
5.01 – 6.00%	6,276	—	—	—	—	6,276	2.3

Total	$227,253	$28,039	$14,144	$1,893	$724	$272,053	100.0%

Borrowings. We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances were $90.3 million at June 30, 2009 compared to $33.0 million at June 30, 2008. The State of Franklin Bancshares acquisition added $57.5 million in FHLB advances. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$91,506	$44,300	$48,900
Average advances outstanding	71,929	35,509	44,659
Weighted average interest rate during the period	3.65%	4.46%	5.21%
Balance outstanding at end of period	$90,309	$33,000	$44,800
Weighted average interest rate at end of period	4.14%	4.14%	5.10%

Stockholders’ Equity. Stockholders’ equity increased $6.7 million to $79.5 million at June 30, 2009 compared to $72.8 at June 30, 2008. The Company issued approximately 736,000 shares of Company common stock as part of the consideration for the acquisition of State of Franklin Bancshares. During the year ended June 30, 2009, there were 237,210 shares of Company common stock purchased through the Company’s stock repurchase program at a cost of $2.0 million. At June 30, 2009, an additional 512,252 shares remained eligible for repurchase under the current stock repurchase program. Retained earnings increased $1.2 million to $36.1 million at June 30, 2009 due primarily to net income of $2.6 million, more than offsetting dividends in the amount of $1.6 million. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2009, the adjustment to stockholders’ equity was a net unrealized gain of $150,000 compared to a net unrealized loss of $17,000 at June 30, 2008.

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

The Tennessee Department of Financial Institutions and the FDIC, as an integral part of their examination process, periodically review our allowance for loan losses. The Tennessee Department of Financial Institutions and FDIC may require us to make additional provisions for loan losses based on judgments different from ours.

The allowance for loan losses increased $2.9 million to $4.7 million at June 30, 2009. The increase in the allowance for loan losses reflects the addition of the State of Franklin allowance for loan losses totaling $2.6 million. Primarily as a result of management’s evaluation of credit quality and current economic conditions, the provision for loan losses was $910,000 for fiscal 2009, compared to a provision of $451,000 for fiscal 2008. Net charge-offs were $601,000 for fiscal 2009 compared to $570,000 for fiscal 2008. At June 30, 2009, our allowance for loan losses represented 0.94% of total gross loans and 78% of nonperforming loans, compared to 0.65% of total gross loans and 610% of nonperforming loans at June 30, 2008.

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

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$1,836	$1,955	$2,172	$2,293	$2,479
Provision for loan losses	910	451	30	(68)	—
Reserve for acquired bank	2,577	—	—	—	—
Recoveries:
Real estate loans	22	28	32	29	47
Commercial business loans	29	12	30	45	52
Consumer loans	63	75	65	119	155

Total recoveries	114	115	127	193	254

Charge offs:
Real estate loans	(220)	(497)	(159)	(107)	(180)
Commercial business loans	(327)	(30)	(25)	(2)	(2)
Consumer loans	(168)	(158)	(190)	(137)	(258)

Total charge-offs	(715)	(685)	(374)	(246)	(440)

Net charge-offs	(601)	(570)	(247)	(53)	(186)

Allowance at end of period	$4,722	$1,836	$1,955	$2,172	$2,293

Allowance to nonperforming loans	78.30%	609.97%	778.88%	629.57%	538.26%
Allowance to total gross loans outstanding at the end of the period	0.94%	0.65%	0.71%	0.85%	1.09%
Net charge-offs to average loans outstanding during the period	0.14%	0.20%	0.09%	0.02%	0.09%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$3,819	80.9%	83.7%	$1,448	78.9%	78.9%
Commercial business	755	16.0	14.6	235	12.8	18.3
Consumer	148	3.1	1.7	153	8.3	2.8
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$4,722	100.0%	100.0%	$1,836	100.0%	100.0%

	At June 30,
	2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,445	73.9%	81.4%	$1,649	75.9%	81.6%	$1,981	86.4%	80.0%
Commercial business	273	14.0	15.0	454	20.9	13.9	250	10.9	16.4
Consumer	237	12.1	3.6	69	3.2	4.5	62	2.7	3.6
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$1,955	100.0%	100.0%	$2,172	100.0%	100.0%	$2,293	100.0%	100.0%

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

Nonperforming assets totaled $9.5 million, or 1.43% of total assets, at June 30, 2009, compared to $768,000, or 0.23% at June 30, 2008. Foreclosed real estate increased $2.9 million to $3.3 million at June 30, 2009. At June 30, 2009, foreclosed real estate consisted of $2.5 million of single family homes, $320,000 of vacant land and $485,000 of commercial real estate. Nonaccrual loans at June 30, 2009 included $2.6 million of residential mortgage loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2009, impaired loans totaled $5.3 million.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$5,724	$139	$251	$296	$426
Commercial business	252	162	—	49	—
Consumer	55	—	—	—	—

Total	6,031	301	251	345	426

Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	6,031	301	251	345	426

Real estate owned	3,328	462	275	74	914
Other nonperforming assets(1)	106	5	—	16	—

Total nonperforming assets	$9,465	$768	$526	$435	$1,340

Total nonperforming loans to total loans	1.20%	0.11%	0.09%	0.13%	0.20%

Total nonperforming loans to total assets	0.91%	0.09%	0.07%	0.11%	0.14%

Total nonperforming assets to total assets	1.43%	0.23%	0.15%	0.13%	0.45%

(1)	Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the year ended June 30, 2009 and the year ended June 30, 2008 had nonaccruing loans been current according to their original terms amounted to $298,000 and $24,000, respectively. The amount of interest related to these loans included in interest income was $157,000 for the year ended June 30, 2009 and $14,000 for the year ended June 30, 2008.

We review and classify our assets on a regular basis. In addition, the Tennessee Department of Financial Institutions has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we must establish a general allowance for loan losses. If we classify an asset as loss, we must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2009	2008	2007
	(In thousands)
Substandard assets	$33,165	$3,490	$4,784
Doubtful assets	99	—	—
Loss assets	—	—	—

Total classified assets	$33,264	$3,490	$4,784

At each of the dates in the above table, substandard assets consisted of all nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $27.5 million, $4.3 million and $4.9 million at June 30, 2008, 2007 and 2006, respectively. At June 30, 2008, we also had $20.7 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $430,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2009		2008		2007
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans	$1,032	$2,228	$1,296	$109	$1,338	$1,220
Commercial business loans	631	421	520	–	24	–
Consumer loans	60	19	60	–	138	44

Total	$1,755	$2,668	$1,876	$109	$1,500	$1,264

At June 30, 2009, delinquent loans consisted primarily of loans secured by commercial and residential real estate. At June 30, 2008 and 2007, delinquent real estate loans consisted primarily of loans secured by residential real estate.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $8.3 million, interest-bearing deposits totaled $20.8 million, and fed funds sold totaled $15.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $36.5 million at June 30, 2009. In addition, at June 30, 2009, we had arranged the ability to borrow a total of approximately $95.4 from the Federal Home Loan Bank of Cincinnati. On that date, we had advances outstanding of $90.3 million.

At June 30, 2009, we had $13.1 in commitments to extend credit. In addition, we had $6.1 million in unused letters of credit and $37.1 in unused lines of credit. Certificates of deposit due within one year of June 30, 2009 totaled $227.3 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2009.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$90,311	$5,440	$41,599	$32,139	$11,133
Capital lease obligations	—	—	—	—	—
Operating lease obligations	151	114	23	14	—
Purchase obligations	4,441	971	2,690	780	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$94,903	$6,525	$44,312	$32,933	$11,133

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2009, we originated $129.2 million of loans. In fiscal 2008, we originated $164.0 million of loans and in fiscal 2007 we originated $161.4 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $2.9 million in the year ended June 30, 2009, a net increase in total deposits of $3.5 million for the year ended June 30, 2008 and a net increase in total deposits of $21.2 million for the year ended June 30, 2007, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advance activity reflected decreases of $25,000, $11.8 million, and $7.6 million at June 30, 2009, 2008, 2007, respectively.

We are subject to various regulatory capital requirements administered by the federal prompt corrective action regulations, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation of the Bank—Capital Requirements.”

Jefferson Bancshares is a separate entity and apart from Jefferson Federal and must provide for its own liquidity. In addition to its operating expenses, Jefferson Bancshares is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, Jefferson Bancshares has redeemed and returned its stock. Substantially all of Jefferson Bancshares’ revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to Jefferson Bancshares by Jefferson Federal is limited under Tennessee law. The amount that can be paid in any calendar year, without prior approval from the Tennessee Department of Financial Institutions, cannot exceed the total of Jefferson Federal’s net income for the year combined with its retained net income for the preceding two years. Jefferson Bancshares believes that such restriction will not have an impact on its ability to meet its ongoing cash obligations.

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

For the three months and year ended June 30, 2009, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of New Accounting Pronouncements

The impact of new accounting pronouncements is discussed in Note 4 to the Company’s Audited Consolidated Financial Statements beginning on page F-3 and incorporated herein by reference.

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

We have established an Asset/Liability Committee to communicate, coordinate and monitor all aspects involving asset/liability management. The committee establishes and monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk. We monitor the impact of changes in interest rates on our net interest income and present value of equity using rate shock analysis. The present value of equity is defined as the present value of assets minus the present value of liabilities. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the estimated impact on net interest income and equity due to immediate changes in interest rates at the specified levels at June 30, 2009:

	Change In:
Change in Interest Rates (In Basis Points)	Net Interest Income		Economic Value of Equity
	$ Change	% Change	Market Value	Change

-200	(29)	(0.2)%	95,896	4.5%
-100	56	0.3%	95,292	3.8%
100	487	2.6%	86,414	(5.87)%
200	1,487	8.0%	85,253	(7.14)%

We use certain assumptions in assessing interest rate risk that relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-3 through F-38 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business—Executive Officers of the Registrant.” The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Jefferson Bancshares has adopted a written code of ethics, which applies to our senior financial officers. We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.jeffersonfederal.com or in a Current Report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Jane P. Hutton, Corporate Secretary, Jefferson Bancshares, Inc., 120 Evans Avenue, Morristown, Tennessee 37814.

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

The following table provides information as of June 30, 2009 for compensation plans under which equity securities may be issued. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	577,693	$12.78	305,706
Equity compensation plans not approved by security holders	—	$—	—
Total	577,693	$12.78	305,706

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

•        Report of Independent Registered Public Accounting Firm.

•        Consolidated Balance Sheets for the Years Ended June 30, 2009 and 2008.

•        Consolidated Statements of Earnings for the Years Ended June 30, 2009 and 2008.

•        Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2009 and 2008.

•        Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008.

•        Notes to Consolidated Financial Statements.

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)	Exhibits

  3.1    Charter of Jefferson Bancshares, Inc. (1)

  3.2    Bylaws of Jefferson Bancshares, Inc. (2)

  4.1    Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)

  4.2    No long-term debt instrument issued by Jefferson Bancshares, Inc. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Jefferson Bancshares, Inc. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1    *Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (3)

10.2    *Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank (4)

10.3    *Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan (1)

10.4    *1995 Jefferson Federal Savings and Loan Association of Morristown Stock Option Plan (1)

10.5    *Jefferson Federal Bank Supplemental Executive Retirement Plan (1)

10.6    *Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan (5)

10.7    *Employment Agreement between Randal R. Greene, Jefferson Bancshares, Inc. and Jefferson Federal Bank (6)

11.0    Statement re: computation of per share earnings (7)

21.0    List of Subsidiaries

23.0    Consent of Craine, Thompson & Jones, P.C.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0    Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K, filed on October 26, 2007.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(4)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(5)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(6)	Incorporated herein by referenced to the Exhibits to the Current Report on Form 8-K filed on November 4, 2008.
(7)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements beginning on page F-3.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 14, 2009	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith	President, Chief Executive Officer and Director (principal executive officer)	September 14, 2009
Anderson L. Smith

/s/ Jane P. Hutton	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 14, 2009
Jane P. Hutton

/s/ John F. McCrary, Jr.	Director	September 14, 2009
John F. McCrary, Jr.

/s/ H. Scott Reams	Director	September 14, 2009
H. Scott Reams

/s/ Dr. Jack E. Campbell	Director	September 14, 2009
Dr. Jack E. Campbell

/s/ Dr. Terry M. Brimer	Director	September 14, 2009
Dr. Terry M. Brimer

/s/ William F. Young	Director	September 14, 2009
William F. Young

/s/ William T. Hale	Director	September 14, 2009
William T. Hale

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2009 based on the specified criteria. Craine, Thompson & Jones, P.C., an independent registered public accounting firm, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an attestation report on the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jefferson Bancshares, Inc.

We have audited Jefferson Bancshares, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jefferson Bancshares Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jefferson Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Jefferson Bancshares, Inc., and our report dated September 14, 2009, expressed an unqualified opinion.

/s/ Craine, Thompson & Jones, P.C.

Morristown, Tennessee

September 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jefferson Bancshares, Inc. and Subsidiaries

Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jefferson Bancshares, Inc. and subsidiaries internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 14, 2009, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Craine, Thompson & Jones, P.C.

Morristown, Tennessee

September 14, 2009

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,
	2009	2008
Assets
Cash and cash equivalents	$8,328	$2,398
Interest-bearing deposits	20,814	14,112
Fed funds sold	14,966	1,106
Investment securities classified as available for sale, net	36,544	3,478
Federal Home Loan Bank stock, at cost	4,735	1,868
Bank owned life insurance	6,155	5,926
Loans receivable, net of allowance for loan losses of $4,722 and $1,836	498,107	282,483
Loans held-for-sale	881	258
Premises and equipment, net	32,395	15,200
Foreclosed real estate, net	3,328	462
Accrued interest receivable:
Investments	241	38
Loans receivable, net	2,017	1,208
Deferred tax asset	7,337	844
Goodwill and other intangibles	24,811	—
Other assets	1,996	884

Total assets	$662,655	$330,265

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$48,913	$17,517
Interest-bearing	433,254	206,035
Repurchase agreements	789	—
Federal Home Loan Bank advances	90,309	33,000
Subordinated debentures	6,910	—
Other liabilities	2,943	836
Accrued income taxes	32	100

Total liabilities	583,150	257,488

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; shares issued and outstanding - none	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,706,489 outstanding; 8,446,375 issued and 6,207,702 outstanding at June 30, 2009 and 2008, respectively	92	84
Additional paid-in capital	79,394	72,959
Unearned ESOP shares	(4,105)	(4,537)
Unearned compensation	(1,121)	(1,659)
Accumulated other comprehensive income	150	(17)
Retained earnings	36,140	34,965
Treasury stock, at cost (2,475,883 and 2,238,673 shares)	(31,045)	(29,018)

Total stockholders’ equity	79,505	72,777

Total liabilities and stockholders’ equity	$662,655	$330,265

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	Years Ended June 30,
	2009	2008
Interest income:
Interest on loans receivable	$25,637	$19,782
Interest on investment securities	2,308	733
Other interest	230	331

Total interest income	28,175	20,846

Interest expense:
Deposits	8,653	7,665
Securities sold under repurchase agreements	18	—
Advances from FHLB	2,623	1,583
Subordinated debentures	325	—

Total interest expense	11,619	9,248

Net interest income	16,556	11,598
Increase in loan loss allowance	910	451

Net interest income after provision for loan losses	15,646	11,147

Noninterest income:
Mortgage origination income	532	338
Service charges and fees	1,384	768
Gain on sale of fixed assets	7	1
Gain on sale of investment securities, net	565	—
Gain on sale of foreclosed real estate, net	3	51
Increase in BOLI cash value	228	224
Other	466	138

Total noninterest income	3,185	1,520

Noninterest expense:
Compensation and benefits	6,791	5,518
Occupancy expense	1,364	702
Equipment and data processing expenses	2,312	1,458
DIF deposit insurance premium	787	26
Advertising	132	246
Loss on Silverton Bank stock	368	—
Other	2,929	1,939

Total noninterest expense	14,683	9,889

Earnings before income taxes	4,148	2,778

Income taxes:
Current	786	911
Deferred	732	620

Total income taxes	1,518	1,531

Net earnings	$2,630	$1,247

Net earnings per common share - basic	$0.43	$0.22

Net earnings per common share - diluted	$0.43	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance at June 30, 2007	$84	$72,738	$(4,969)	$(2,182)	$(246)	$35,082	$(26,863)	$73,644

Comprehensive income:
Net earnings	—	—	—	—	—	1,247	—	1,247
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $142	—	—	—	—	229	—	—	229

Total comprehensive income	—	—	—	—	—	—	—	1,476
Dividends	—	—	—	—	—	(1,508)	—	(1,508)
Dividends used for ESOP payment	—	—	—	—	—	124	—	124
Dividends used for MRP and ESOP expenses	—	—	—	—	—	20	—	20
Shares committed to be released by the ESOP	—	11	432	—	—	—	—	443
Stock options expensed	—	262	—	—	—	—	—	262
Earned portion of stock grants	—	—	—	523	—	—	—	523
MRP Vesting	—	(52)	—	—	—	—	—	(52)
Purchase of common stock (203,884 shares)	—	—	—	—	—	—	(2,155)	(2,155)

Balance at June 30, 2008	84	72,959	(4,537)	(1,659)	(17)	34,965	(29,018)	72,777

Comprehensive income:
Net earnings	—	—	—	—	—	2,630	—	2,630
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $104	—	—	—	—	167	—	—	167

Total comprehensive income	—	—	—	—	—	—	—	2,797
Dividends	—	—	—	—	—	(1,587)	—	(1,587)
Dividends used for ESOP payment	—	—	—	—	—	115	—	115
Dividends used for MRP and ESOP expenses	—	—	—	—	—	17	—	17
Shares committed to be released by the ESOP	—	(91)	432	—	—	—	—	341
Stock options expensed	—	130	—	—	—	—	—	130
Earned portion of stock grants	—	—	—	538	—	—	—	538
Issuance of shares in acquisition (735,997 shares)	8	6,396	—	—	—	—	—	6,404
Purchase of common stock (237,210 shares)	—	—	—	—	—	—	(2,027)	(2,027)

Balance at June 30, 2009	$92	$79,394	$(4,105)	$(1,121)	$150	$36,140	$(31,045)	$79,505

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$2,630	$1,247
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	343	443
Depreciation and amortization expense	1,241	658
Amortization of premiums (discounts), net investment securities	1,233	14
Provision for loan losses	910	451
Gain on sale of fixed assets	(7)	(1)
Gain on sale of investment securities and mortgage backed securities, net	(565)	—
FHLB stock dividends	(25)	(49)
Amortization of deferred loan fees, net	(236)	(261)
Loss (gain) on foreclosed real estate, net	3	(51)
Deferred tax expense	732	620
Earned portion of MRP	284	522
Origination of mortgage loans held for sale	(30,502)	(21,165)
Proceeds from sales of mortgage loans	29,879	23,375
Increase in cash value of life insurance	(229)	(224)
Stock options expensed	130	262
Decrease (increase) in:
Accrued interest receivable	370	467
Other assets	(2,433)	(206)
Increase in other liabilities and accrued income taxes	251	(229)

Net cash provided by operating activities	4,009	5,873

Cash flows from investing activities:
Loan originations, net of principal collections	2,376	(8,082)
Purchase of Federal Home Loan Bank stock	—	(23)
Purchases of available-for-sale securities	(13,902)	—
Proceeds from sale of available-for-sale securities	1,179	1,000
Proceeds from maturities, calls, and prepayments	13,493	23,157
Acquisition, net of cash received	27,156	—
Proceeds from sale of fixed assets	29	1
Purchase of premises and equipment	(1,515)	(286)
Proceeds from sale of foreclosed real estate, net	247	247

Net cash provided by (used in) investing activities	29,063	16,014

(Continued)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Continued)

	Year Ended June 30,
	2009	2008

Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,860)	$3,470
Net decrease in repurchase agreements	(111)	—
Proceeds from advances from FHLB	17,000	45,100
Repayment of FHLB advances	(17,025)	(56,900)
Purchase of treasury stock	(2,027)	(2,155)
Dividends paid	(1,557)	(1,520)

Net cash (used in) provided by financing activities	(6,580)	(12,005)

Net increase (decrease) in cash and cash equivalents, and interest-bearing deposits	26,492	9,882
Cash, cash equivalents, and interest-bearing deposits at beginning of period	17,616	7,734

Cash and cash equivalents at end of year	$44,108	$17,616

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits	$8,785	$7,767
Interest on borrowed funds	$2,641	$1,583
Income taxes	$1,245	$1,060
Transfer of loans to foreclosed assets	$4,898	$1,564

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Jefferson Bancshares, Inc. (the Company), is the holding company for Jefferson Federal Bank (the “Bank”). The Company’s common stock is listed on the NASDAQ Global Market under the symbol JFBI.

The Company provides a variety of financial services to individuals and small businesses through its offices in Upper East Tennessee. Its primary deposit products are transaction accounts and term certificate accounts and its lending products are commercial and residential mortgages and, to a lesser extent, consumer loans.

As discussed further in Note 19, the Company completed its acquisition of State of Franklin during the most recent fiscal year. State of Franklin operates as a division of Jefferson Federal Bank.

Principles of Consolidation - The consolidated financial statements include the accounts of Jefferson Bancshares, Inc. and its wholly owned subsidiaries Jefferson Federal Bank and State of Franklin Bank Statutory Trust II. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant Group Concentrations of Credit Risk - The Company originates residential real estate loans, commercial real estate loans and, to a lesser extent, consumer loans primarily to customers located in Upper East Tennessee. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions, interest-bearing deposits in other depository institutions and fed funds sold with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $35,780 and $15,218 at June 30, 2009 and 2008, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” according to the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 115. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e., other comprehensive income). Investments in equity securities are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

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

The allowance consists of specific, general and minimum components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. A minimum component is maintained for certain loan portfolios acquired in conjunction with the State of Franklin acquisition. Management feels this is necessary due to the lack of loan loss history associated with these portfolios.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.	Credit related financial instruments arising in the ordinary course of business consist primarily of commitments to extend credit. Such financial instruments are recorded when they are funded.

g.	Premises and equipment are carried at cost, less accumulated depreciation. Expenditures for assets with a life greater than one year and costing more than $1,000 are generally capitalized. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Estimated lives for buildings, leasehold improvements, equipment and furniture are thirty-nine, thirty- nine, five and seven years, respectively. Estimated lives for building improvements are evaluated on a case-by-case basis and depreciated over the estimated remaining life of the improvement.

h.	Foreclosed real estate is initially recorded, and subsequently carried, at the lower of cost or fair value less estimated selling costs. Costs related to improvement of foreclosed real estate are capitalized.

i.	Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

j.	Effective July 1, 2005, the Company adopted Statement of Financial Standards No. 123R Share Based Payment which is an amendment of FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period.

The Company adopted SFAS 123R using the modified prospective application transition method. This method requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $103 net of taxes for the fiscal year ending June 30, 2009, the completion date of the requisite service period. SFAS 123R provides for the use of alternative models to determine compensation cost related to stock option grants. The Company has determined the estimated fair value of stock options at grant date using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

Goodwill and Other Intangible Assets - Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist only of core deposit intangibles, assets arising from the acquisition of State of Franklin Bank. They are initially measured at fair value and then are amortized using an accelerated method over 10 years. Core deposit intangible assets will be assessed at least annually for impairment and any such impairment will be recognized in the period identified.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

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

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank. At June 30, 2009 and 2008, these reserve balances amounted to $3,385 and $1,273, respectively.

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

	Years Ending June 30,
	2009	2008
Weighted average number of common shares used in computing basic earnings per common share	6,058,580	5,717,375

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,058,580	5,717,375

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The statement will apply to future acquisitions that may occur.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. The FASB issued this Statement in response to concerns that current disclosures related to derivative instruments and hedging activities do not provide adequate information about how these activities affect an entity’s financial position, financial performance, and cash flows. As such, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate that this Statement would have any material impact on the consolidated financial statements.

The Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”) during the fourth quarter of fiscal 2009, which was issued by the FASB in May 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 was effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company has evaluated subsequent events through September 14, 2009, the date the financial statements are available to be issued, and determined there are none to disclose.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. Generally Accepted Accounting Principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company will evaluate the new Statement but does not anticipate that it will have a significant impact on the determination or reporting of its financial results.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is applicable for interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the Company’s financial position, results of operations, or cash flows. However, upon adoption, all current references to FASB accounting standards will be replaced with references to the applicable codification sections.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts recorded in other comprehensive income. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the year ending June 30, 2009. There was no impact upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures About Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures About Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company provides this information in its annual financial statements and will provide it for future interim periods beginning with September 30, 2009.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Federal agency	$4,206	$6	$(65)	$4,147
Mortgage-backed	23,088	1,395	(962)	23,521
Municipals	4,523	63	(19)	4,567
Other securities	4,483	631	(805)	4,309

Total securities available-for-sale	$36,300	$2,095	$(1,851)	$36,544

Weighted-average rate	7.65%

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available-for-Sale
Debt securities:
Municipals	$3,506	$7	$(35)	$3,478

Total securities available-for-sale	$3,506	$7	$(35)	$3,478

Weighted-average rate	3.62%

Investment securities with a carrying value of $14,296 and $0 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2009 and 2008, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Federal agency	$3,251	$(65)	$—	$—	$3,251	$(65)
Mortgage-backed	2,980	(962)	—	—	2,980	(962)
Municipals	810	(19)	—	—	810	(19)
Other securities	1,456	(805)	—	—	1,456	(805)

	$8,497	$(1,851)	$—	$—	$8,497	$(1,851)

June 30, 2008
Municipals	$2,417	$(35)	$—	$—	$2,417	$(35)

	$2,417	$(35)	$—	$—	$2,417	$(35)

The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The unrealized losses on investments are attributable to changes in interest rates, rather than credit quality. The Company has recognized all of the foregoing unrealized losses in other comprehensive income. The Company neither has the intent to sell nor is forecasting the need or requirement to sell the securities before their anticipated recovery.

Maturities of debt securities at June 30, 2009, are summarized as follows:

	Available-for-Sale		Weighted Average Yield
	Amortized Cost	Fair Value

Within 1 year	$657	$661	3.27%
Over 1 year through 5 years	5,934	6,480	13.35%
After 5 years through 10 years	3,464	3,466	4.33%
Over 10 years	26,245	25,937	6.91%

	$36,300	$36,544	7.65%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Year Ended June 30,
	2009	2008
Proceeds from sales	$1,179	$1,000

Gross realized gains	$565	$—
Gross realized losses	—	—

Net gains (losses)	$565	$—

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2009	2008

Real estate loans:
Residential 1-4 family	$144,659	$63,340
Home equity lines of credit	22,467	5,723
Multi-family	6,584	4,219
Construction	40,831	19,553
Commercial	159,608	90,933
Land	46,987	40,862

Total real estate loans	421,136	224,630

Commercial business loans	73,467	52,037

Consumer loans:
Automobile loans	2,754	3,973
Mobile home loans	43	60
Loans secured by deposits	1,322	930
Other consumer loans	4,609	2,961

Total consumer loans	8,728	7,924

Sub-total	503,331	284,591

Less:
Deferred loan fees, net	(502)	(272)
Allowance for losses	(4,722)	(1,836)

Loans, net	$498,107	$282,483

Weighted-average rate	5.88%	6.33%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2009	2008

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	5,346	—

Total impaired loans	$5,346	$—

Valuation allowance related to impaired loans	$814	$—
Total non-accrual loans	$6,031	$301

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

	Years Ended June 30,
	2009	2008

Average investment in impaired loans	$892	$—
Interest income recognized on impaired loans	$224	$—

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate. Construction loans are secured by commercial real estate and single-family dwellings.

Following is a summary of activity in allowance for loan losses:

	Years Ended June 30,
	2009	2008

Balance, beginning of period	$1,836	$1,955
Allowance of acquired bank	2,577	—
Loans charged-off	(715)	(684)
Recoveries	114	114
Provision for loan losses	910	451

Balance, end of period	$4,722	$1,836

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance, June 30, 2008	$6,894

Additions	—
Repayment	(362)

Balance, June 30, 2009	$6,532

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2009	2008
Land	$6,959	$3,324
Office building	23,719	12,460
Leasehold improvements	969	74
Furniture and equipment	5,607	3,351

	37,254	19,209
Less accumulated depreciation and amortization	4,859	4,009

	$32,395	$15,200

Depreciation and amortization expense for the years ended June 30, 2009 and 2008 was $848 and $658, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2009, pertaining to real property, future minimum payments are as follows:

For the year ended June 30,
2010	$114
2011	23
2012	14

Total	$151

Lease expense for June 30, 2009 and 2008 was $126 and $30, respectively.

The Company has also entered into a service contract for data processing services. Future minimum payments under this agreement are as follows:

For the year ended June 30,
2010	$971
2011	907
2012	907
2013	876
2014	780

Total	$4,441

Data processing service expense for June 30, 2009 and 2008 was $1,313 and $577, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS

Deposits are summarized as follows:

	June 30,
	2009	2008
Description and Interest Rate
Noninterest-bearing demand deposit accounts	$48,913	$17,517
Interest bearing checking accounts, 0.38% and .050%, respectively	43,795	20,352
Savings accounts, 1.12% and 0.59%, respectively	69,074	9,153
Money market deposit accounts, 1.41% and 2.20%, respectively	48,332	49,781

Total transaction accounts	210,114	96,803

Certificates:
1.01 - 2.00%	28,992	2,234
2.01 - 3.00%	58,920	25,351
3.01 - 4.00%	108,640	60,067
4.01 - 5.00%	69,225	33,608
5.01 - 6.00%	6,276	5,489

Total certificates, 3.33% and 3.62%, respectively	272,053	126,749

Total deposits	$482,167	$223,552

Weighted-average rate - deposits	2.21%	2.60%

The aggregate amount of time deposits in denominations of $100,000 or more was $116,467 and $43,472, respectively, at June 30, 2009 and 2008.

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $250,000 are generally not federally insured.

The total amount of overdrafts reclassified as loans was $103 and $78, respectively, at June 30, 2009 and 2008.

At June 30, 2009, the scheduled maturities of time deposits are as follows:

2010	$227,253
2011	28,039
2012	14,144
2013	1,893
2014	724

Total	$272,053

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	Years Ended June 30,
	2009	2008

Interest bearing checking	$640	$104
Savings accounts	142	49
Money market deposit accounts	799	1,399
Certificates	7,072	6,113

	$8,653	$7,665

NOTE 9 – FHLB ADVANCES

At June 30, 2009, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.0% to 5.72% with a weighted average of 4.14% compared to interest rates that ranged from 3.73% to 5.22% with a weighted average of 4.14% at June 30, 2008. Pursuant to collateral agreements with the FHLB, advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $95,414 at June 30, 2009. Outstanding advances were $90,309 and $33,000 at June 30, 2009 and 2008, respectively. Advances are payable at the maturity dates and prepayment penalties are required if paid before maturity.

A total of $42.0 million of FHLB advances are putable advances that give the FHLB the option to require repayment on specific dates. Under the terms of the putable advances, the company could be required to repay all of the principal and accrued interest before the maturity date.

A total of $31.0 million of FHLB advances are convertible advances with interest rates that may be reset on certain dates at the option of the FHLB in accordance with the terms of the note. The Company has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating LIBOR rate at the time the advance is called by the FHLB.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 9 – FHLB ADVANCES (CONTINUED)

Maturities and weighted average rates of fixed rate FHLB advances at June 30, 2009 and 2008 are as follows:

			Weighted
	Amount		Average Rate
	2009	2008	2009	2008

Fixed Rate Advances Maturing:

Less than 1 year	$5,440	$5,000	4.72%	4.72%
1 to 2 years	26,599	11,000	4.42%	3.99%
2 to 3 years	15,000	5,000	4.57%	4.44%
3 to 4 years	22,137	12,000	3.86%	3.92%
4 to 5 years	10,000	—	3.51%	0.00%
5 to 10 years	5,000	—	3.93%	0.00%
After 10 years	6,133	—	3.69%	0.00%

Total FHLB Advances	$90,309	$33,000	4.14%	4.14%

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2009, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates.

Income taxes are summarized as follows:

	Years Ended June 30,
	2009	2008
Current taxes:
Federal income	$617	$725
State excise	169	186

	786	911

Deferred taxes:
Federal income	699	618
State excise	33	2

	732	620

	$1,518	$1,531

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes
	Years Ended June 30,
	2009	2008

Tax at statutory rate	34.0%	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	2.7	4.0
Increase in BOLI cash value	(1.9)	(3.1)
Additional ESOP compensation	(2.0)	(2.0)
Deferred tax benefit on valuation allowance	—	24.0
Capital loss on Silverton stock	3.0	—
Other, net	0.8	(1.8)

Effective tax rate	36.6%	55.1%

The provisions of SFAS No. 109 require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. There were no excess reserves at June 30, 2009 and 2008. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements. The deferred tax valuation allowance for June 30, 2009 is related to a capital loss carryforward that can only be used to offset capital gains. The deferred tax asset valuation allowance at June 30, 2008 is related to the expiration of a charitable contribution carryover. The Company had a charitable contribution carryover of $2,306, which expired June 30, 2009.

The Company acquired a net operating loss (NOL) carryforward from its acquisition of State of Franklin. A deferred tax benefit was recorded for the portion deemed usable over its statutory remaining life (initially 20 years). The expiration date of the remaining NOL carryforward of $11,382 is June 30, 2029.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2009	2008
Deferred tax liabilities:
FHLB stock dividends	$(959)	$(505)
Depreciation	(212)	(40)
Allowance for “available-for-sale” securities	(93)	—

	(1,264)	(545)

Deferred tax assets:
Fair value adjustment from acquisition, net	2,250	—
Charitable contributions	—	784
NOL carryforward	3,870	—
Deferred loan fees, net	192	104
Allowance for “available-for-sale” securities	—	11
MRP compensation	105	105
Stock option expense	169	144
Deferred compensation	44	39
Allowance for losses on loans	1,810	708
Charge-offs not recognized for tax purposes	161	161
Capital loss on Silverton Bank stock	141	—

Gross deferred tax assets	8,742	2,056
Valuation allowance	(141)	(667)

Deferred tax asset	8,601	1,389

Net deferred tax asset	$7,337	$844

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN. The Bank maintains an Employee Stock Ownership Plan (ESOP). On July 1, 2003, the ESOP purchased 670,089 shares of Jefferson Bancshares, Inc. from proceeds provided by the Company in the form of a loan. Thus, the ESOP is considered a leveraged plan. Employees are eligible for participation in the plan upon attaining 20 and  1/2 years of age and completing six consecutive calendar months during which he has performed at least 500 hours of service. Each plan year, the Bank may, in its discretion, make a contribution to the plan; however, at a minimum, the Bank has agreed to make as a contribution the amount necessary to service the debt incurred to acquire the stock.

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

ESOP compensation expense was $343 and $443 for the years ended June 30, 2009 and 2008. The original number of shares committed was 670,089 and 43,207 were released during the years ended June 30, 2009 and 2008, respectively. The 432,065 remaining unearned shares had an approximate fair market value of $2,631 at June 30, 2009.

The Bank has also established a SERP to provide for supplemental retirement benefits with respect to the ESOP. The plan provides certain executives with benefits that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP but for such limitations. The Plan was amended in 2007 to change the first allocation period to December 31, 2007. Compensation expense under the SERP was $1 and $15 for the years ended June 30, 2009 and 2008, respectively.

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

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2009 and 2008 was $284 and $523, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	400,032	$13.69	401,778	$13.69
Converted options of State of Franklin	184,649	10.85	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,988)	13.69	(1,746)	13.69

Outstanding at end of year	577,693	12.78	400,032	13.69
Options exercisable at year-end	577,693	12.78	321,434	13.69
Weighted-average fair value of options granted during the year	—	—	—	—

Information pertaining to options outstanding at June 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.00 - $11.00	161,141	2.34 years	$10.47	161,141	$10.47
$11.01 - $12.00	—	—	—	—	—
$12.01 - $13.00	—	—	—	—	—
$13.01 - $14.00	416,552	4.46 years	13.68	416,552	13.68

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2009 and 2008, that the Bank met all capital adequacy requirements to which it was subject.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2009 and 2008 are also presented in the table.

	Actual		Minimum Capital Requirements			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2009:

Total Risk-Based Capital (To Risk Weighted Assets)	$53,953	10.49%	$41,164	≥	8.0%	$51,456	≥	10.0%

Tier 1 Capital (To Risk Weighted Assets)	49,225	9.57%	20,582	≥	4.0%	30,873	≥	6.0%

Tier 1 Capital (To Average Assets)	49,225	7.85%	25,081	≥	4.0%	31,351	≥	5.0%

As of June 30, 2008:

Total Risk-Based Capital (To Risk Weighted Assets)	$66,271	24.20%	$21,941	≥	8.0%	$27,426	≥	10.0%

Tier 1 Capital (To Risk Weighted Assets)	64,472	23.50%	10,970	≥	4.0%	16,455	≥	6.0%

Tier 1 Capital (To Average Assets)	64,472	19.60%	13,175	≥	4.0%	16,469	≥	5.0%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2009	2008
GAAP Capital	$82,036	$65,182
Adjustments:
Deferred taxes	(7,839)	(727)
Unrealized (gains)/losses	(150)	17
Disallowed goodwill and other intangibles	(24,822)	0

Core, Tangible and Tier 1 Capital	49,225	64,472

Adjustments:
Allowances for losses	4,727	1,799

Total Capital	$53,952	$66,271

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

At June 30, 2009, the Bank’s retained earnings available for the payment of dividends was $26,303. Accordingly, $55,733 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2009. Funds available for loans or advances by the Bank to the Company amounted to $8,204.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. There were no commitments at June 30, 2009 to originate adjustable-rate loans or to originate fixed-rate loans with a term of twenty years or less. The Company has $6,134 in unfunded letters of credit and $37,123 in unfunded lines of credit at June 30, 2009. The Company also has $13,056 in commitments to fund residential construction, commercial real estate construction and land development loans at June 30, 2009.

The Company has entered into employment agreements with its President and CEO Anderson L. Smith and Randy Greene, President of Tri-Cities Division. Agreement stipulations are terms, duties, compensation and performance bonuses and provides remedies for both parties upon certain events occurring. Mr. Smith’s agreement provides for deferred compensation upon him attaining age 65.

Upon completion of the Bank’s conversion from mutual to stock form, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide limited priority claim to the assets of the Bank to “eligible account holders”, as defined in the Plan of Conversion, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits. At the time of the conversion, the liquidation account, which is an off-balance sheet memorandum account, amounted to $29.5 million.

NOTE 16 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company obtains products and services from directors or affiliates thereof. In the opinion of management, such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

June 30, 2009
Balance Sheet

Assets
Cash and due from banks	$775
Investment securities classified as available for sale, net	2
Investment in common stock of Jefferson Federal Bank	82,036
Loan receivable from ESOP	4,769
Deferred tax asset	—
Other assets	172

Total assets	$87,754

Liabilities and Stockholders’ Equity
Accrued expenses	$462
Other liabilities	876
Subordinated debentures	6,911

Stockholders’ equity	79,505

Total liabilities and stockholders’ equity	$87,754

Year Ended June 30, 2009
Statement of Income

Dividends from Jefferson Federal Bank	$6,000
Interest on investment securities	239
Other income	—

Total income	6,239

Interest expense	332
Other operating expenses	223

Income before income taxes and equity in undistributed net income of Jefferson Federal Bank	5,684

Income tax	50

5,634
Dividends in excess of net income of Jefferson Federal Bank	(3,004)

Net income	$2,630

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended June 30, 2009
Statement of Cash Flows

Cash flows from operating activities:
Net income	$2,630

Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of net income of Jefferson Federal Bank	3,004
Deferred tax expense	135
Amortization/accretion of intangible assets	75
Decrease in other assets	1,141
Decrease in other liabilities	(195)

Net cash provided by operations	6,790

Cash flows from investing activities:
Investment in State of Franklin Bank	(4,406)
Return of principal on loan to ESOP	381

Net cash used in investing activities	(4,025)

Cash flows from financing activities:
Purchase of treasury stock	(2,028)
Dividends paid on common stock	(1,557)

Net cash used for financing activities	(3,585)

Net increase in cash and cash equivalents	(820)
Cash and cash equivalents at beginning of year	1,595

Cash and cash equivalents at end of year	$775

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 18 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(Unaudited)

Interest income	$4,668	$7,072	$8,214	$8,221
Interest expense	1,681	3,081	3,476	3,381

Net interest income	2,987	3,991	4,738	4,840

Provision for loan losses	160	150	300	300

Net interest income after reduction in provision for loan losses	2,827	3,841	4,438	4,540
Noninterest income	394	629	645	1,517
Noninterest expense	2,339	3,535	4,038	4,771

Earnings before income taxes	882	935	1,045	1,286
Income taxes	349	145	421	603

Net earnings (loss)	$533	$790	$624	$683

Earnings per share, basic	$0.09	$0.13	$0.10	$0.11
Earnings per share, diluted	$0.09	$0.13	$0.10	$0.11

	Three Months Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(Unaudited)

Interest income	$5,411	$5,491	$5,198	$4,746
Interest expense	2,510	2,535	2,293	1,910

Net interest income	2,901	2,956	2,905	2,836

Provision for loan losses	68	60	243	80

Net interest income after provision for loan losses	2,833	2,896	2,662	2,756
Noninterest income	412	347	378	383
Noninterest expense	2,569	2,538	2,290	2,492

Earnings before income taxes	676	705	750	647
Income taxes	242	881	255	153

Net earnings	$434	$(176)	$495	$494

Earnings per share, basic	$0.07	$(0.03)	$0.09	$0.09
Earnings per share, diluted	$0.07	$(0.03)	$0.09	$0.09

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 19 – BUSINESS COMBINATION

On October 31, 2008, the Company completed the acquisition of State of Franklin. State of Franklin was headquartered in Johnson City, Tennessee, which is approximately 70 miles northeast of the Company’s headquarters. State of Franklin operated six offices in Johnson City and Kingsport, Tennessee. The primary reason for the acquisition of State of Franklin was to expand the Company’s presence into upper East Tennessee. Under the terms of the merger agreement, the Company issued a combination of shares of Company common stock and cash for the outstanding common shares of State of Franklin. State of Franklin shareholders were given the option of receiving $10.00 in cash, or 1.1287 shares of Company common stock for each share of State of Franklin common stock, or a combination of stock and cash for each share of State of Franklin common stock, provided that 60% of the aggregate shares of State of Franklin common stock would be exchanged for Company common stock and subject to the allocation and proration formula set forth in the merger agreement. However, all State of Franklin common stockholders residing outside of Tennessee were only eligible to receive cash consideration. Based on this structure, the aggregate merger consideration totaled approximately $4.3 million in cash and 736,000 shares of Company common stock. The Company also incurred $557,000 in merger costs that were capitalized into goodwill. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The assets acquired and liabilities assumed set forth below were recorded by the Company at their fair values at the acquisition date:

Cash and cash equivalents	$32,062
Investment securities	31,767
Loans, net	221,023
Premises and equipment	15,921
Core deposit intangible	3,421
Goodwill	21,783
Other assets	15,068

Total assets acquired	341,045

Deposits	262,082
Borrowings	64,462
Other liabilities	2,939

Total liabilities assumed	329,483

Net assets acquired	$11,562

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 19 – BUSINESS COMBINATION (CONTINUED)

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

	Year Ended June 30,
	2009	2008

Net interest income	$19,580	$23,900

Net loss	$(7,085)	$890

(Loss) earnings per share	$(1.12)	$0.14
(Loss) earnings per share, diluted	$(1.12)	$0.14

NOTE 20 – SUBORDINATED DEBT

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 21 – FAIR VALUE DISCLOSURES

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

SFAS No. 157, which was issued in September 2006, defines fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosures about fair value measurements. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with SFAS No. 157, when measuring fair value, the Company uses valuation techniques that are appropriate and consistently applied. A hierarchy is also established under the standard and is used to prioritize valuation inputs into the following three levels used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 21 – FAIR VALUE DISCLOSURES (CONTINUED)

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale

Level 2 investment securities classified as “available-for-sale” are recorded at fair value on at least a monthly basis. Fair value measurements are based upon independent pricing models or other model-based valuation techniques with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities. Level 3 investment securities classified as “available-for-sale” are recorded at fair value on at least a semi-annual basis. Fair value measurements are based upon independent pricing models based upon unobservable inputs which require significant management judgment or estimation. Level 3 securities include mortgage-backed securities issued by government-sponsored entities and other debt securities.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	June 30, 2009
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

Securities available-for-sale	$—	$30,248	$6,296	$36,544	$36,544

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 21 – FAIR VALUE DISCLOSURES (CONTINUED)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	June 30, 2009
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

Impaired loans	$—	$—	$4,532	$4,532	$4,532

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2009		June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and balances due from banks and interest-bearing deposits with banks	$44,108	$44,108	$17,616	$17,616
Available-for-sale and held-to maturity securities	36,544	36,544	3,478	3,478
Federal Home Loan Bank stock	4,735	4,735	1,868	1,868
Loans receivable	503,331	501,841	282,483	282,720
Accrued interest receivable	2,258	2,258	1,246	1,246
Loans held-for-sale	881	881	258	258

Financial liabilities:
Deposits	(482,167)	(479,770)	(223,552)	(223,886)
Borrowed funds	(91,098)	(93,486)	(33,000)	(33,552)

Off-balance-sheet credit items:
Commitments to extend credit	—	13,056	—	1,775
Letters of credit	—	6,134	—	8,033
Unused lines of credit	—	37,123	—	20,000

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 22 – GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 19, the acquisition of State of Franklin resulted in the recording of goodwill. In addition, fair value adjustments yielded a core deposit asset, classified as other intangible assets. Goodwill and other intangible assets are composed of the following at June 30, 2009:

Beginning balance	$—
Core deposit intangibles from acquisition during year	3,421
Less: Accumulated amortization	(393)

Core deposit intangible, net	3,028
Goodwill from acquisition during year	21,783

Total goodwill and intangibles	$24,811

Other intangible assets are amortized using an accelerated method over 10 years. Recorded goodwill will not be amortized and is not deductible for tax purposes, but will be tested for impairment at least annually in accordance with the requirements under SFAS 142. Management has tested goodwill and core deposit intangibles as of June 30, 2009 and finds there is no impairment of the values.

Future amortization of other intangible assets is as follows:

Year Ending June 30, 2009

2010	$553
2011	497
2012	441
2013	386
2014	330

Amortization expense related to other intangible assets is $393 for the year ending June 30, 2009.