Form 10-Q
period 2009-09-30
JEFFERSON BANCSHARES INC
filed 2009-11-09
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At November 9, 2009, the registrant had 6,703,307 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets

Cash and cash equivalents	$11,033	$8,328
Interest-earning deposits	21,197	20,814
Fed funds sold	5,080	14,966
Investment securities classified as available-for-sale, net	55,438	36,544
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,213	6,155
Loans receivable, net of allowance for loan losses of $4,595 at September 30, 2009 and $4,722 at June 30, 2009	480,500	498,107
Loans held-for-sale	944	881
Premises and equipment, net	32,010	32,395
Foreclosed real estate, net	2,318	3,328
Accrued interest receivable:
Investments	365	241
Loans receivable	1,900	2,017
Deferred tax asset	6,816	7,337
Goodwill and other intangibles	24,664	24,811
Other assets	1,178	1,996

Total assets	$654,391	$662,655

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$42,675	$48,913
Interest-bearing	430,423	433,254
Repurchase agreements	1,479	789
Federal Home Loan Bank advances	90,190	90,309
Subordinated debentures	6,937	6,910
Other liabilities	1,993	2,943
Accrued income taxes	34	32

Total liabilities	573,731	583,150

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,706,489 shares outstanding at September 30, 2009 and 6,706,489 shares outstanding at June 30, 2009	92	92
Additional paid-in capital	79,348	79,394
Unearned ESOP shares	(3,997)	(4,105)
Unearned compensation	(1,104)	(1,121)
Accumulated other comprehensive income	742	150
Retained earnings	36,624	36,140
Treasury stock, at cost; 2,475,883 shares at September 30, 2009 and 2,475,883 shares at June 30, 2009	(31,045)	(31,045)

Total stockholders’ equity	80,660	79,505

Total liabilities and stockholders’ equity	$654,391	$662,655

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended September 30,
	2009	2008
Interest income:
Interest on loans receivable	$7,129	$4,597
Interest on investment securities	745	29
Other interest	71	42

Total interest income	7,945	4,668

Interest expense:
Deposits	2,341	1,325
Repurchase agreements	2	—
Advances from FHLB	819	356
Subordinated debentures	88	—

Total interest expense	3,250	1,681

Net interest income	4,695	2,987
Provision for loan losses	300	160

Net interest income after provision for loan losses	4,395	2,827

Noninterest income:
Mortgage origination fee income	144	54
Service charges and fees	446	245
Gain on sale of investments	7	—
Gain (loss) on sale of foreclosed real estate, net	(9)	—
BOLI increase in cash value	58	60
Other	252	35

Total noninterest income	898	394

Noninterest expense:
Compensation and benefits	1,988	1,318
Occupancy expense	548	183
Equipment and data processing expense	616	358
DIF premiums	160	9
Advertising	66	3
Other	1,223	468

Total noninterest expense	4,601	2,339

Earnings before income taxes	692	882

Income taxes:
Current	152	332
Deferred	56	17

Total income taxes	208	349

Net earnings	$484	$533

Net earnings per share, basic	$0.08	$0.09

Net earnings per share, diluted	$0.08	$0.09

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2009 and 2008

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2009	$92	$79,394	$(4,105)	$(1,121)	$150	$36,140	$(31,045)	$79,505

Comprehensive income:
Net earnings	—	—	—	—	—	484	—	484
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $367	—	—	—	—	592	—	—	592

Total comprehensive income	—	—	—	—	—	—	—	1,076

Dividends	—	—	—	—	—	—	—	—
Shares committed to be released by the ESOP	—	(46)	108	—	—	—	—	62
Earned portion of stock grants	—	—	—	17	—	—	—	17

Balance at September 30, 2009	$92	$79,348	$(3,997)	$(1,104)	$742	$36,624	$(31,045)	$80,660

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:
Net earnings	—	—	—	—	—	533	—	533
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($7)	—	—	—	—	(11)	—	—	(11)

Total comprehensive income	—	—	—	—	—	—	—	522

Dividends	—	—	—	—	—	(372)	—	(372)
Shares committed to be released by the ESOP	—	(10)	108	—	—	—	—	98
Stock options expensed	—	65	—	—	—	—	—	65
Earned portion of stock grants	—	—	—	125	—	—	—	125
Purchase of common stock (12,898 shares)	—	—	—	—	—	—	(119)	(119)

Balance at September 30, 2008	$84	$73,014	$(4,429)	$(1,534)	$(28)	$35,126	$(29,137)	$73,096

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$484	$533
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	60	99
Depreciation and amortization expense	374	152
Amortization of premiums (discounts), net on investment securities	(356)	3
Provision for loan losses	300	160
FHLB stock dividends	—	(25)
Amortization of deferred loan fees, net	(69)	(59)
(Gain) on sale of investment securities	(7)	—
Loss on sale of foreclosed real estate, net	9	—
Deferred tax expense	56	17
Originations of mortgage loans held for sale	(4,191)	(3,375)
Proceeds from sale of mortgage loans	4,128	3,551
Increase in cash value of life insurance	(58)	(60)
Earned portion of MRP	17	125
Stock options expensed	—	65
Decrease (increase) in:
Accrued interest receivable	(7)	(21)
Other assets	832	(107)
Increase (decrease) in other liabilities and accrued income taxes	(546)	417

Net cash provided by (used for) operating activities	1,026	1,475

Cash flows used for investing activities:
Loan originations, net of principal collections	17,233	(4,177)
Purchases of available-for-sale securities:	(19,600)	—
Proceeds from maturities, calls and prepayments	2,021	—
Purchase of premises and equipment	(52)	(90)
Proceeds from sale of (additions to) foreclosed real estate, net	1,188	(1)

Net cash provided by (used for) investing activities	790	(4,268)

Cash flows from financing activities:
Net increase (decrease) in deposits	(8,874)	(5,655)
Net increase in repurchase agreements	690	—
Proceeds from advances from FHLB	—	16,500
Repayment of FHLB advances	(28)	(11,500)
Purchase of treasury stock	—	(119)
Dividends paid	(402)	(372)

Net cash provided by (used for) financing activities	(8,614)	(1,146)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(6,798)	(3,939)
Cash, cash equivalents and interest-earning deposits at beginning of period	44,108	17,616

Cash, cash equivalents and interest-earning deposits at end of period	$37,310	$13,677

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$2,392	$1,078
Interest on FHLB advances	$819	$356
Interest on other borrowings	$90	$0
Income taxes	$50	$30
Real estate acquired in settlement of loans	$245	$12

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 14, 2009. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted. For the quarter ended September 30, 2009, the Company adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure. This guidance requires to Company to review for subsequent events through the date the interim or annual consolidated financial statements are issued. Management has evaluated for possible subsequent events through November 6, 2009 and concluded there are no subsequent events to report.

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

Under applicable regulations, Jefferson Federal is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) total risk-based capital ratio of less than 8.0%; (ii) Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

Notes To Consolidated Financial Statements—(Continued)

Under the banking laws of the State of Tennessee, a Tennessee chartered savings bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income for the preceding two years without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions.

(5) Earnings Per Common Share

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended September 30, 2009, stock options to purchase 577,693 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended September 30,
	2009	2008

Weighted average number of common shares used in computing basic earnings per common share	6,216,515	5,638,175
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,216,515	5,638,175

(6) Accounting by Creditors for Impairment of a Loan and Allowance for Loan Losses

Impairment of loans having a recorded investment of $17.2 million at September 30, 2009 and an average investment of $9.3 million during the three month period ended September 30, 2009 has been recognized. The valuation allowance related to impaired loans was $1.7 million at September 30, 2009. Total nonaccrual loans at September 30, 2009 were approximately $4.3 million. For the three months ended September 30, 2009, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $161,000. Interest income from non-accrual loans included in the Company’s interest income amounted to approximately $53,000 for the three months ended September 30, 2009.

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2009:

Allowance for Loan Losses (Dollars in thousands)

Balance at June 30, 2009	$4,722
Provision for loan losses	300
Charge-offs	25
Recoveries	(452)

Net (charge-offs)/recoveries	(427)

Balance at September 30, 2009	$4,595

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

At September 30, 2009, we had approximately $34.1 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $7.2 million in unused letters of credit and approximately $36.3 million in unused lines of credit.

(8) Dividend Declaration

On October 29, 2009 the Board of Directors of the Company approved a quarterly dividend of $0.03 per share to stockholders of record as of November 9, 2009 and payable on November 23, 2009.

(9) Stock Incentive Plans

The Company maintains stock-based benefit plans under which certain employees and directors are eligible to receive stock grants or options. Under the 2004 Stock-Based Benefit Plan, a maximum of 279,500 shares may be granted as restricted stock and a maximum of 698,750 shares may be issued through the exercise of nonstatutory or incentive stock options. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.

Restricted stock grants aggregating 45,000 shares and having a fair value of $597,000 were awarded in 2006. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse.

Notes To Consolidated Financial Statements—(Continued)

In connection with the Company’s previously announced acquisition of State of Franklin Bancshares, Inc. (“State of Franklin”) on October 31, 2008, each outstanding State of Franklin non-qualified option with an exercise price of $13.50 or less was converted into an option to purchase shares of Jefferson Bancshares common stock with an expiration date of October 31, 2011.

The table below summarizes the status of the Company’s stock option plans as of September 30, 2009.

	Three Months Ended September 30, 2009
	Shares	Weighted- average exercise price

Outstanding at beginning of period	577,693	$12.78
Granted during the three-month period	—
Options forfeited	—
Options exercised	—

Outstanding at September 30, 2009	577,693	$12.78

Options exercisable at September 30, 2009	577,693	$12.78

The following information applies to options outstanding at September 30, 2009:

Number outstanding	577,693
Range of exercise prices	$10.00 - $13.69
Weighted-average exercise price	$12.78
Weighted-average remaining contractual life	3.61 years
Number of options remaining for future issuance	305,706

The estimated fair value of stock options at grant date was determined using the Black-Scholes option-pricing model based on market data as of January 29, 2004. An expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

(10) Fair Value Disclosures

Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. When measuring fair value, the Company uses valuation techniques that are appropriate and consistently applied. A hierarchy is also established under the standard and is used to prioritize valuation inputs into the following three levels used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Notes To Consolidated Financial Statements—(Continued)

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

The following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities Available for Sale

Level 2 investment securities classified as “available-for-sale” are recorded at fair value on at least a monthly basis. Fair value measurements are based upon independent pricing models or other model-based valuation techniques with inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities. Level 3 investment securities classified as “available-for-sale” are recorded at fair value on at least a semi-annual basis. Fair value measurements are based upon independent pricing models based upon unobservable inputs which require significant management judgment or estimation. Level 3 securities include mortgage-backed securities issued by government-sponsored entities and other debt securities.

Notes To Consolidated Financial Statements—(Continued)

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	September 30, 2009
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$49,142	6,296	55,438	$55,438

Notes To Consolidated Financial Statements—(Continued)

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

	September 30, 2009
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Impaired loans	—	—	15,583	15,583	$15,583

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$37,310	$37,310	$44,108	$44,108
Available-for-sale securities	55,438	55,438	36,544	36,544
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	485,579	482,470	503,331	501,841
Accrued interest receivable	2,265	2,265	2,258	2,258
Loans held-for-sale	944	944	881	881

Financial liabilities:
Deposits	473,098	463,826	482,167	479,770
Borrowed funds	91,669	94,083	91,098	93,486

Off-balance sheet assets (liabilities):
Commitments to extend credit	34,139		13,056
Unused letters of credit	7,179		6,134
Unused lines of credit	36,279		37,123

(11) Business Combination

On October 31, 2008, the Company completed its previously announced acquisition of State of Franklin. State of Franklin was headquartered in Johnson City, Tennessee, which is approximately 70 miles northeast of the Company’s headquarters. State of Franklin operated six offices in Johnson City and Kingsport, Tennessee with a branch under construction in Bristol, Tennessee. The primary reason for the acquisition of State

Notes To Consolidated Financial Statements—(Continued)

of Franklin was to expand the Company’s presence into upper East Tennessee. Under the terms of the merger agreement, the Company issued a combination of shares of Company common stock and cash for the outstanding common shares of State of Franklin. State of Franklin shareholders were given the option of receiving $10.00 in cash or 1.1287 shares of Company common stock for each share of State of Franklin common stock, or a combination of stock and cash for each share of State of Franklin common stock, provided that 60% of the aggregate shares of State of Franklin common stock would be exchanged for Company common stock and subject to the allocation and proration formula set forth in the merger agreement. However, all State of Franklin common stockholders residing outside of Tennessee were only eligible to receive cash consideration. Based on this structure, the aggregate merger consideration totaled approximately $4.3 million in cash and 736,000 shares of Company common stock. The Company also incurred $557,000 in merger costs that were capitalized into goodwill. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

(12) Subordinated Debt

As part of the State of Franklin acquisition, the Company acquired State of Franklin Statutory Trust II (the “Trust”) and assumed the Trust’s obligation with respect to certain capital securities described below. On December 13, 2006, State of Franklin issued $10.3 million of junior subordinated debentures to the Trust, a Delaware business trust wholly owned by State of Franklin. The Trust (a) sold $10.0 million of capital securities through its underwriters to institutional investors and upstreamed the proceeds to State of Franklin and (b) issued $310,000 of common securities to State of Franklin. The sole assets of the Trust are the $10.3 million of junior subordinated debentures issued by State of Franklin. The securities are redeemable at par after January 30, 2012, and have a final maturity of January 30, 2037. The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 1.7%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 14, 2009.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended June 30, 2009 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Net Income

Net income was $484,000, or $0.08 per diluted share, for the quarter ended September 30, 2009 compared to $533,000, or $0.09 per diluted share, for the corresponding quarter in 2008.

	Three Months Ended
	September, 30
	2009	2008
	(Dollars in thousands,
	except per share data)
Net earnings	$484	$533
Net earnings per share, basic	$0.08	$0.09
Net earnings per share, diluted	$0.08	$0.09
Return on average assets (annualized)	0.29%	0.65%
Return on average equity (annualized)	2.39%	2.89%

Net Interest Income

Net interest income before loan loss provision increased $1.7 million, or 57.2%, to $4.7 million for the quarter ended September 30, 2009 from the corresponding period in 2008. The interest rate spread and net interest margin for the quarter ended September 30, 2009 were 3.05% and 3.24%, respectively, compared to 3.37% and 3.95%, respectively, for the same period in 2008.

The following table summarizes changes in interest income and expense for the three month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,

	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest income:
Loans	$7,129	$4,597	$2,532	55.1%
Investment securities	745	29	716	2469.0%
Interest-earning deposits	12	17	(5)	(29.4)%
FHLB stock	59	25	34	136.0%

Total interest income	7,945	4,668	3,277	70.2%

Interest expense:
Deposits	2,341	1,325	1,016	76.7%
Repurchase Agreements	2	—	2	NM
Borrowings	819	356	463	130.1%
Subordinated Notes & Debentures	88	—	88	NM

Total interest expense	3,250	1,681	1,569	93.3%

Net interest income	$4,695	$2,987	$1,708	57.2%

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30,
	2009		2008
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)
Loans	$489,673	5.78%	$287,869	6.34%
Investment securities	42,826	7.07%	3,467	3.32%
Interest-earning deposits	39,884	0.12%	7,707	0.88%
FHLB stock	4,735	4.94%	1,868	5.31%
Deposits	432,946	2.15%	202,947	2.59%
Total borrowings	98,302	3.67%	35,057	4.03%

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

	Three Months
	Ended September 30,
	2009 Compared to 2008
	Increase (Decrease) Due To

	Volume	Rate	Net
		(In thousands)
Interest income:
Loans receivable	$2,897	$(365)	$2,532
Investment securities	710	6	716
Daily interest-earning deposits and other interest-earning assets	29	(0)	29

Total interest-earning assets	3,636	(359)	3,277

Interest expense:
Deposits	1,198	(182)	1,016
Total borrowings	587	(34)	553

Total interest-bearing liabilities	1,784	(215)	1,569

Net change in interest income	$1,852	$(144)	$1,708

Total interest income increased $3.3 million, or 70.2%, to $7.9 million for the three months ended September 30, 2009 compared to the corresponding period in 2008 primarily as a result of an increase in average interest-earning assets arising from the State of Franklin acquisition. Average interest-earning assets increased $276.2 million, or 91.8%, to $577.1 million for the quarter ended September 30, 2009. The increase in average earning assets for the three month period was primarily the result of increases in average outstanding loans. The average yield on earning assets declined by 70 basis points to 5.47% for the quarter ended September 30, 2009 compared to the corresponding period in 2008. The decline in the average yield on earning assets was primarily the result of lower yields on prime-based consumer and commercial loans. In addition, the increase in nonaccrual loans during the quarter ended September 30, 2009 has negatively impacted interest income on loans and the net interest margin.

Total interest expense increased $1.6 million, or 93.3%, to $3.3 million for the quarter ended September 30, 2009. The average balance of interest-bearing liabilities increased $293.2 million, or 123.2%, to $531.2 million, while the rate paid on interest-bearing liabilities declined 38 basis points to 2.43% for the quarter ended September 30, 2009. The Company experienced an increase of $230.0 million, or 113.3%, in average interest-bearing deposits primarily due to deposits assumed in connection with the State of Franklin acquisition. The average rate paid on deposits decreased 45 basis points to 2.15% for the quarter ended September 30, 2009. The Company benefited from declining market interest rates as well as a shift in the mix of deposits towards more transaction accounts. Average FHLB borrowings increased $55.2 million to $90.3 million due to the assumption of borrowings related to the State of Franklin acquisition, while the average rate paid on borrowings decreased 43 basis points to 3.60%.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2009 amounted to $300,000 compared to $160,000 for the comparable period in 2008. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. The increase in the provision for loan losses reflects management’s evaluation of credit quality and current economic conditions. Nonperforming loans totaled $7.0 million at September 30, 2009 compared to $6.0 million at June 30, 2009 and $725,000 at September 30, 2008. The increase in nonperforming loans compared to the 2008 period is due in part to the addition of nonperforming loans from the State of Franklin acquisition, as well as the current economic environment.

Noninterest Income

Noninterest income increased $504,000, or 127.9%, to $898,000 for the quarter ended September 30, 2009 compared to $394,000 for the corresponding period in 2008. Service charges and fee income increased $201,000 to $446,000 for the quarter ended September 30, 2009 due primarily to additional fee income generated following the acquisition of State of Franklin. Mortgage origination fee income increased $90,000, or 166.7%, to $144,000 for the quarter ended September 30, 2009 due to a higher volume of loan originations related to refinancing.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2009 compared to the same period in 2008.

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$144	$54	$90	166.7%
Service charges and fees	446	245	201	82.0%
Gain on sale of investment securities	7	—	7	NM
Gain (loss) on sale of foreclosed real estate, net	(9)	—	(9)	NM
BOLI increase in cash value	58	60	(2)	(3.3)%
Other	252	35	217	620.0%

Total noninterest income	$898	$394	$504	127.9%

Noninterest Expense

Noninterest expense increased $2.3 million, or 96.7%, to $4.6 million for the quarter ended September 30, 2009 compared to the corresponding 2008 period. The increase in noninterest expense includes the costs incurred in operating six additional full-service offices obtained in connection with the acquisition of State of Franklin. Deposit insurance premiums increased $151,000, to $160,000, due to the increase in the balance of insurable accounts combined with higher deposit insurance premiums. Noninterest expense includes the amortization of the core deposit intangible (“CDI”) resulting from the acquisition of State of Franklin. The CDI totaled $3.4 million at the acquisition date and is being amortized over a 10 year period on an accelerated basis. The expense incurred for CDI amortization for the three month period ended September 30, 2009 was $147,000 compared to no CDI amortization expense for the same period in 2008.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2009 compared to the same period in 2008.

	Three Months Ended September 30,		$	%
	2009	2008	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,988	$1,318	$670	50.8%
Occupancy expense	548	183	365	199.5%
Equipment and data processing expense	616	358	258	72.1%
Deposit insurance premiums	160	9	151	1677.8%
Advertising	66	3	63	2100.0%
Other	1,223	468	755	161.3%

Total noninterest expense	$4,601	$2,339	$2,262	96.7%

Income Taxes

Income tax expense for the quarter ended September 30, 2009 was $208,000 compared to $349,000 for the same period in 2008 due to lower taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits were $37.3 million at September 30, 2009 compared to $44.1 million at June 30, 2009. We manage the level of cash, cash equivalents and interest-earning deposits to meet loan demand and daily liquidity needs.

Investments

Investment securities increased to $55.4 million at September 30, 2009 compared to $36.5 million at June 30, 2009 due primarily to purchases of government agency securities. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.2 million, or $742,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At September 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available-for-sale
Debt securities:
Federal agency	$22,850	$12	$(47)	$22,815
Mortgage-backed	22,210	1,700	(937)	22,973
Municipals	4,535	172	—	4,707
Other Securities	4,641	1,129	(827)	4,943

Total securities available-for-sale	$54,236	$3,013	$(1,811)	$55,438

Weighted-average rate	6.70%

At June 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)

Securities available-for-sale
Debt securities:
Federal agency	$4,206	$6	$(65)	$4,147
Mortgage-backed	23,088	1,395	(962)	23,521
Municipals	4,523	63	(19)	4,567
Other Securities	4,483	631	(805)	4,309

Total securities available-for-sale	$36,300	$2,095	$(1,851)	$36,544

Weighted-average rate	7.65%

Loans

Net loans decreased $17.6 million to $480.5 million at September 30, 2009 compared to $498.1 million at June 30, 2009 due primarily to lower loan demand combined with both residential and commercial loan payoffs during the quarter.

Loans receivable, net, are summarized as follows:

	At September 30, 2009		At June 30, 2009
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)

Real estate loans:
Residential one-to four-family	$137,007	28.2%	$144,659	28.7%	$(7,652)	(5.3)%
Home equity line of credit	22,983	4.7%	22,467	4.5%	516	2.3%
Commercial	154,820	31.9%	159,608	31.7%	(4,788)	(3.0)%
Multi-family	6,446	1.3%	6,584	1.3%	(138)	(2.1)%
Construction	38,661	8.0%	40,831	8.1%	(2,170)	(5.3)%
Land	45,529	9.4%	46,987	9.3%	(1,458)	(3.1)%

Total real estate loans	405,446	83.5%	421,136	83.7%	(15,690)	(3.7)%

Commercial business loans	71,884	14.8%	73,467	14.6%	(1,583)	(2.2)%

Consumer loans:
Automobile loans	2,504	0.5%	2,754	0.5%	(250)	(9.1)%
Mobile home loans	33	0.0%	43	0.0%	(10)	(23.3)%
Loans secured by deposits	1,664	0.3%	1,322	0.3%	342	25.9%
Other consumer loans	4,048	0.8%	4,609	0.9%	(561)	(12.2)%

Total consumer loans	8,249	1.7%	8,728	1.7%	(479)	(5.5)%

Total gross loans	485,579	100.0%	503,331	100.0%	(17,752)	(3.5)%

Less:
Deferred loan fees, net	(484)		(502)		18	(3.6)%
Allowance for losses	(4,595)		(4,722)		127	(2.7)%

Loans receivable, net	$480,500		$498,107		$(17,607)	(3.5)%

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

The FDIC and the Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically reviews our allowance for loan losses. The FDIC and/or the Tennessee Department of Financial Institutions may require us to make additional provisions for loan losses based on judgments different from ours.

The allowance for loan losses was $4.6 million at September 30, 2009 compared to $4.7 million at June 30, 2009. Our allowance for loan losses represented 0.95% of total loans and 66.07% of nonperforming loans at September 30, 2009 compared to 0.94% of total loans and 78.3% of nonperforming loans at June 30, 2009.

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$4,722	$1,836
Provision for loan losses	300	160
Recoveries	25	11
Charge-offs	(452)	(49)

Net charge-offs	(427)	(38)

Allowance at end of period	$4,595	$1,958

Net charge-offs to average outstanding loans during the period, annualized	0.35%	0.05%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonaccrual loans totaled $7.0 million at September 30, 2009 compared to $6.0 million at June 30, 2009. The increase in nonaccrual loans is due to an increase in both nonaccrual commercial and residential real estate loans. Foreclosed real estate amounted to $2.3 million at September 30, 2009 compared to $3.3 million at June 30, 2009. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	September 30, 2009	June 30, 2009
	(Dollars in thousands)

Nonaccruing loans:
Real estate	$6,725	$5,724
Commercial business	198	252
Consumer	32	55

Total nonaccrual loans	6,955	6,031

Real estate owned	2,318	3,328
Other repossessed assets	24	106

Total nonperforming assets	$9,297	$9,465

Total nonperforming assets to total assets	1.42%	1.43%
Total nonperforming loans to total loans	1.43%	1.20%
Allowance for loan losses to total nonperforming loans	66.07%	78.30%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at September 30, 2009 was $6.2 million.

Deposits

Total deposits decreased $9.1 million to $473.1 million at September 30, 2009 due to the planned runoff of higher costing time deposits, which was partially offset by increases in money market, interest-bearing NOW and savings deposits. Time deposits decreased $23.1 million to $249.0 million at September 30, 2009 compared to June 30, 2009.

	September 30, 2009	June 30, 2009	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$42,676	$48,913	$(6,237)	(12.8)%
NOW accounts	48,168	43,795	4,373	10.0%
Savings accounts	78,022	69,074	8,948	13.0%
Money market accounts	55,281	48,332	6,949	14.4%
Certificates of deposit	248,951	272,053	(23,102)	(8.5)%

	$473,098	$482,167	$(9,069)	(1.9)%

Advances

Federal Home Loan Bank of Cincinnati (“FHLB”) advances remain virtually unchanged at $90.2 million at September 30, 2009, compared to $90.3 million at June 30, 2009.

Stockholders’ Equity

Stockholders’ equity amounted to $80.7 million at September 30, 2009 compared to $79.5 million at June 30, 2009. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At September 30, 2009, 512,252 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At September 30, 2009, the adjustment to stockholders’ equity was a net unrealized gain of $742,000 compared to a net unrealized gain of $150,000 at June 30, 2009.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $11.0 million and interest-earning deposits totaled $26.3 million, compared to $8.3 million and $35.8 million, respectively, at June 30, 2009. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.4 million at September 30, 2009 compared to $36.5 million at June 30, 2009. At September 30, 2009, our advance agreement with the FHLB provided us with the ability to borrow a total of approximately $90.0 million from the FHLB of Cincinnati. In addition, at September 30, 2009, we had a $10.0 million unsecured federal funds line with a bank under which no borrowings were outstanding. At September 30, 2009, FHLB advances were $89.0 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At September 30, 2009, we had approximately $34.1 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $7.2 million in unused letters of credit and approximately $36.3 million in unused lines of credit. At September 30, 2009, we had $200.9 million in certificates of deposit due within one year and $224.1 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $9.1 million during the three-month period ended September 30, 2009.

Jefferson Bancshares is a separate entity and apart from Jefferson Federal and must provide for its own liquidity. In addition to its operating expenses, Jefferson Bancshares is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, Jefferson Bancshares has redeemed and returned its stock. Substantially all of Jefferson Bancshares’ revenues are obtained from dividends. Payment of such dividends to Jefferson Bancshares by Jefferson Federal is limited under Tennessee law. The amount that can be paid in any calendar year, without prior approval from the Tennessee Department of Financial Institutions, cannot exceed the total of Jefferson Federal’s net income for the year combined with its retained net income for the preceding two years. Jefferson Bancshares believes that such restriction will not have an impact on its ability to meet its ongoing cash obligations.

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

For the three months ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2009, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at September 30, 2009 and June 30, 2009:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At September 30, 2009

Total Risk-Based Capital
(To Risk Weighted Assets)	54,951	11.11%	39,571	≥	8.0%	49,463	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	50,350	10.18%	19,785	≥	4.0%	29,678	≥	6.0%

Tier 1 Capital
(To Average Assets)	50,350	8.09%	24,894	≥	4.0%	31,118	≥	5.0%

At June 30, 2009

Total Risk-Based Capital
(To Risk Weighted Assets)	53,953	10.49%	41,164	≥	8.0%	51,456	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	49,225	9.57%	20,582	≥	4.0%	30,873	≥	6.0%

Tier 1 Capital
(To Average Assets)	49,225	7.85%	25,081	≥	4.0%	31,351	≥	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At September 30, 2009, Jefferson Federal’s leverage capital ratio was 8.09%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At September 30, 2009, Jefferson Federal had a ratio of total capital to risk-weighted assets of 11.11%. At September 30, 2009, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2009.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
July 1, 2009 through July 31, 2009	—	—	—	512,252	(1)

Month #2
August 1, 2009 through August 31, 2009	—	—	—	512,252	(1)

Month #3
September 1, 2009 through September 30, 2009	—	—	—	512,252	(1)

Total	—	—	—	512,252

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

November 9, 2009	/S/ ANDERSON L. SMITH
Anderson L. Smith
President and Chief Executive Officer

November 9, 2009	/S/ JANE P. HUTTON
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary