Form 10-Q
period 2009-12-31
JEFFERSON BANCSHARES INC
filed 2010-02-09
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At February 9, 2010, the registrant had 6,702,542 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	December 31, 2009	June 30, 2009
	(Unaudited)
Assets

Cash and cash equivalents	$11,416	$8,328
Interest-earning deposits	39,735	20,814
Fed funds sold	18,030	14,966
Investment securities classified as available-for-sale, net	57,395	36,544
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,272	6,155
Loans receivable, net of allowance for loan losses of $5,180 at December 31, 2009 and $4,722 at June 30, 2009	459,678	498,107
Loans held-for-sale	217	881
Premises and equipment, net	31,502	32,395
Foreclosed real estate, net	4,283	3,328
Accrued interest receivable:
Investments	327	241
Loans receivable	1,831	2,017
Deferred tax asset	6,942	7,337
Goodwill and other intangibles	24,536	24,811
Other assets	3,691	1,996

Total assets	$670,590	$662,655

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$49,327	$48,913
Interest-bearing	441,187	433,254
Repurchase agreements	1,536	789
Federal Home Loan Bank advances	90,072	90,309
Subordinated debentures	6,966	6,910
Other liabilities	1,194	2,943
Accrued income taxes	—	32

Total liabilities	590,282	583,150

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,703,911 shares outstanding at December 31, 2009 and 6,706,489 shares outstanding at June 30, 2009	92	92
Additional paid-in capital	79,294	79,394
Unearned ESOP shares	(3,889)	(4,105)
Unearned compensation	(1,087)	(1,121)
Accumulated other comprehensive income	873	150
Retained earnings	36,084	36,140
Treasury stock, at cost; 2,478,461 shares at December 31, 2009 and 2,475,883 shares at June 30, 2009	(31,059)	(31,045)

Total stockholders’ equity	80,308	79,505

Total liabilities and stockholders’ equity	$670,590	$662,655

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Interest income:
Interest on loans receivable	$6,819	$6,436	$13,948	$11,033
Interest on investment securities	670	565	1,415	594
Other interest	66	71	137	113

Total interest income	7,555	7,072	15,500	11,740

Interest expense:
Deposits	2,203	2,311	4,544	3,636
Repurchase agreements	3	6	5	6
Advances from FHLB	820	658	1,639	1,014
Subordinated debentures	79	106	167	106

Total interest expense	3,105	3,081	6,355	4,762

Net interest income	4,450	3,991	9,145	6,978
Provision for loan losses	1,509	150	1,809	310

Net interest income after provision for loan losses	2,941	3,841	7,336	6,668

Noninterest income:
Mortgage origination fee income	96	55	240	109
Service charges and fees	418	395	864	638
Gain on sale of fixed assets	—	1	—	1
Gain on sale of investments	13	—	20	—
Gain (loss) on sale of foreclosed real estate, net	—	8	(9)	8
BOLI increase in cash value	59	55	117	115
Other	218	115	470	152

Total noninterest income	804	629	1,702	1,023

Noninterest expense:
Compensation and benefits	1,729	1,870	3,717	3,188
Occupancy expense	555	310	1,103	493
Equipment and data processing expense	617	605	1,233	963
DIF premiums	192	9	352	18
Advertising	92	45	158	48
Other	1,160	696	2,383	1,164

Total noninterest expense	4,345	3,535	8,946	5,874

Earnings before income taxes	(600)	935	92	1,817

Income taxes:
Current	23	240	175	572
Deferred	(208)	(95)	(152)	(78)

Total income taxes	(185)	145	23	494

Net earnings	$(415)	$790	$69	$1,323

Net earnings per share, basic	$(0.07)	$0.13	$0.01	$0.22

Net earnings per share, diluted	$(0.07)	$0.13	$0.01	$0.22

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 31, 2009 and 2008

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2009	$92	$79,394	$(4,105)	$(1,121)	$150	$36,140	$(31,045)	$79,505

Comprehensive income:
Net earnings	—	—	—	—	—	69	—	69
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $448	—	—	—	—	723	—	—	723

Total comprehensive income	—	—	—	—	—	—	—	792

Dividends	—	—	—	—	—	(201)	—	(201)
Dividends used for ESOP payment	—	—	—	—	—	76	—	76
Shares committed to be released by the ESOP	—	(100)	216	—	—	—	—	116
Earned portion of stock grants	—	—	—	34	—	—	—	34
Purchase of common stock (2,578 shares)	—	—	—	—	—	—	(14)	(14)

Balance at December 31, 2009	$92	$79,294	$(3,889)	$(1,087)	$873	$36,084	$(31,059)	$80,308

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:
Net earnings	—	—	—	—	—	1,323	—	1,323
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($358)	—	—	—	—	(641)	—	—	(641)

Total comprehensive income	—	—	—	—	—	—	—	682

Dividends	—	—	—	—	—	(780)	—	(780)
Dividends used for ESOP payment	—	—	—	—	—	116	—	116
Shares committed to be released by the ESOP	—	(25)	216	—	—	—	—	191
Stock options expensed	—	130	—	—	—	—	—	130
Earned portion of stock grants	—	—	—	249	—	—	—	249
Stock grant at acquisition	—	—	—	254	—	—	—	254
Issuance of shares in acquisition (735,997 shares)	8	6,396	—	—	—	—	—	6,404
Purchase of common stock (12,898 shares)	—	—	—	—	—	—	(1,503)	(1,503)

Balance at December 31, 2008	$92	$79,460	$(4,321)	$(1,156)	$(658)	$35,624	$(30,521)	$78,520

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$69	$1,323
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	115	191
Depreciation and amortization expense	744	445
Amortization of premiums (discounts), net on investment securities	(564)	(381)
Provision for loan losses	1,809	310
FHLB stock dividends	—	(83)
Amortization of deferred loan fees, net	(144)	(110)
(Gain) on sale of investment securities	(20)	—
(Gain) Loss on sale of foreclosed real estate, net	9	(8)
(Gain) on sale of fixed assets	—	(1)
Deferred tax benefit	(151)	(78)
Originations of mortgage loans held for sale	(10,114)	(5,010)
Proceeds from sale of mortgage loans	10,778	5,077
Increase in cash value of life insurance	(117)	(115)
Earned portion of MRP	34	250
Stock options expensed	—	130
Decrease (increase) in:
Accrued interest receivable	100	184
Other assets	(1,682)	(831)
Increase (decrease) in other liabilities and accrued income taxes	(1,378)	2,119

Net cash provided by (used for) operating activities	(512)	3,412

Cash flows used for investing activities:
Loan originations, net of principal collections	34,672	(7,944)
Investment securities classified as available-for-sale:
Proceeds from maturities, calls and prepayments	12,890	—
Proceeds from sale	1,313	—
Return of principal on mortgage-backed securities	1,828	319
Purchase of securities	(35,127)	(9,962)
Acquisition, net of cash received	—	26,748
Proceeds from sale of premises and equipment, construction overpayments	122	—
Purchase of premises and equipment	(50)	(445)
Proceeds from sale of (additions to) foreclosed real estate, net	1,188	70

Net cash provided by (used for) investing activities	16,836	8,786

Cash flows from financing activities:
Net increase (decrease) in deposits	8,661	(7,237)
Net increase in repurchase agreements	747	—
Proceeds from advances from FHLB	—	17,000
Repayment of FHLB advances	(42)	(17,000)
Purchase of treasury stock	(14)	(1,503)
Dividends paid	(603)	(744)

Net cash provided by (used for) financing activities	8,749	(9,484)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	25,073	2,714
Cash, cash equivalents and interest-earning deposits at beginning of period	44,108	17,616

Cash, cash equivalents and interest-earning deposits at end of period	$69,181	$20,330

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$4,663	$2,852
Interest on FHLB advances	$1,639	$1,014
Interest on other borrowings	$172	$112
Income taxes	$350	$701
Real estate acquired in settlement of loans	$2,211	$399

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the period ended December 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 14, 2009. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted. For the quarter ended December 31, 2009, the Company adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure. This guidance requires to Company to review for subsequent events through the date the interim or annual consolidated financial statements are issued. Management has evaluated for possible subsequent events through February 9, 2010 and concluded there are no subsequent events to report.

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

(5) Earnings Per Common Share

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended December 31, 2009, stock options to purchase 577,693 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended December 31,		Weighted-Average Shares Outstanding for the Six Months Ended December 31,
	2009	2008	2009	2008

Weighted average number of common shares used in computing basic earnings per common share	6,215,304	6,091,206	6,215,909	5,879,310
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,215,304	6,091,206	6,215,909	5,879,310

(6) Accounting by Creditors for Impairment of a Loan and Allowance for Loan Losses

Impairment of loans having a recorded investment of $13.3 million at December 31, 2009 and an average investment of $15.3 million during the six month period ended December 31, 2009 has been recognized. The valuation allowance related to impaired loans was $2.0 million at December 31, 2009. Total nonaccrual loans at December 31, 2009 were approximately $18.9 million. For the six months ended December 31, 2009, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $611,000. Interest income from non-accrual loans included in the Company’s interest income amounted to approximately $247,000 for the six months ended December 31, 2009.

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2009:

Allowance for Loan Losses (Dollars in thousands)
Balance at June 30, 2009	$4,722
Provision for loan losses	1,809
Charge-offs	(1,399)
Recoveries	48

Balance at December 31, 2009	$5,180

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

At December 31, 2009, we had approximately $12.2 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $7.0 million in unused letters of credit and approximately $38.9 million in unused lines of credit.

(8) Dividend Declaration

On February 2, 2010, the Company announced that the Board of Directors had voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital.

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

The table below summarizes the status of the Company’s stock option plans as of December 31, 2009.

	Three Months Ended December 31, 2009
	Shares	Weighted- average exercise price

Outstanding at beginning of period	577,693	$12.78
Granted during the three-month period	—
Options forfeited	—
Options exercised	—
Outstanding at December 31, 2009	577,693	$12.78
Options exercisable at December 31, 2009	577,693	$12.78

The following information applies to options outstanding at December 31, 2009:

Number outstanding	577,693
Range of exercise prices	$10.00 - $13.69
Weighted-average exercise price	$12.78
Weighted-average remaining contractual life	3.36
Number of options remaining for future issuance	305,706

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

Investment Securities Available for Sale

Level 2 investment securities classified as “available-for-sale” are recorded at fair value on at least a monthly basis. Fair value measurements are based upon independent pricing models or other model-based valuation techniques with inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities. Level 3 investment securities classified as “available-for-sale” are recorded at fair value on at least a semi-annual basis. Fair value measurements are based upon independent pricing models based upon unobservable inputs which require significant management judgment or estimation. Level 3 includes certain mortgage-backed securities and other debt securities.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	December 31, 2009
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value
Securities available for sale	—	$50,968	6,427	57,395	$57,395

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

Notes To Consolidated Financial Statements—(Continued)

	December 31, 2009
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value
Impaired Loans	—	—	$11,311	11,311	$11,311

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks and interest-earning deposits with banks	$69,181	$69,181	$44,108	$44,108
Available-for-sale securities	57,395	57,395	36,544	36,544
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	465,351	467,783	503,331	501,841
Accrued interest receivable	2,158	2,158	2,258	2,258
Loans held-for-sale	217	217	881	881

Financial liabilities:
Deposits	(490,514)	(476,987)	(482,167)	(479,770)
Borrowed funds	(91,608)	(93,570)	(91,098)	(93,486)

Off-balance sheet assets (liabilities):
Commitments to extend credit	12,180		13,056
Unused letters of credit	7,039		6,134
Unused lines of credit	38,864		37,123

(11) Business Combination

On October 31, 2008, the Company completed its previously announced acquisition of State of Franklin. State of Franklin was headquartered in Johnson City, Tennessee, which is approximately 70 miles northeast of the Company’s headquarters. State of Franklin operated six offices in Johnson City and Kingsport, Tennessee with a branch under construction in Bristol, Tennessee. The primary reason for the acquisition of State of Franklin was to expand the Company’s presence into upper East Tennessee. Under the terms of the merger agreement, the Company issued a combination of shares of Company common stock and cash for the outstanding common shares of State of Franklin. State of Franklin shareholders were given the option of receiving $10.00 in cash or 1.1287 shares of Company common stock for each share of State of Franklin common stock, or a combination of stock and cash for each share of State of Franklin common stock, provided that 60% of the aggregate shares of State of Franklin common stock would be exchanged

Notes To Consolidated Financial Statements—(Continued)

for Company common stock and subject to the allocation and proration formula set forth in the merger agreement. However, all State of Franklin common stockholders residing outside of Tennessee were only eligible to receive cash consideration. Based on this structure, the aggregate merger consideration totaled approximately $4.3 million in cash and 736,000 shares of Company common stock. The Company also incurred $557,000 in merger costs that were capitalized into goodwill. The acquisition was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles for business combinations.

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

Results of Operations for the Three and Six Months Ended December 31, 2009 and 2008

Net Income

Net loss for the three months ended December 31, 2009 was ($415,000), or ($0.07) per diluted share, compared to net income of $790,000, or $0.13 per diluted share, for the corresponding period in 2008. For the six months ended December 31, 2009, net income was $69,000, or $0.01 per diluted share compared to $1.3 million, or $0.22 per diluted share, for the same period in 2008. The decline in income for the three and six months ended December 31, 2009 resulted primarily from a significant increase in the provision for loan losses during the 2009 periods due to the level of non-performing assets and continued deterioration in local and national economic conditions. The provision for the three and six months ended December 31, 2009 was $1.5 million and $1.8 million, respectively, compared to $150,000 and $310,000, respectively, for the comparable periods in 2008.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net earnings	$(415)	$790	$69	$1,323
Net earnings per share, basic	$(0.07)	$0.13	$0.01	$0.22
Net earnings per share, diluted	$(0.07)	$0.13	$0.01	$0.22
Return on average assets (annualized)	(0.25)%	0.57%	0.02%	0.60%
Return on average equity (annualized)	(2.04)%	4.09%	0.17%	3.51%

Net Interest Income

Net interest income before loan loss provision increased $459,000, or 11.5%, to $4.5 million for the quarter ended December 31, 2009 from the corresponding period in 2008. The interest rate spread and net interest margin for the quarter ended December 31, 2009 were 2.96% and 3.11%, respectively, compared to 2.99% and 3.25%, respectively, for the same period in 2008.

The following table summarizes changes in interest income and expense for the three month periods ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$6,819	$6,436	$383	6.0%
Investment securities	670	565	105	18.6%
Interest-earning deposits	12	13	(1)	(7.7)%
FHLB stock	54	58	(4)	(6.9)%

Total interest income	7,555	7,072	483	6.8%

Interest expense:
Deposits	2,203	2,311	(108)	(4.7)%
Repurchase Agreements	3	6	(3)	(50.0)%
Borrowings	820	658	162	24.6%
Subordinated Notes & Debentures	79	106	(27)	(25.5)%

Total interest expense	3,105	3,081	24	0.8%

Net interest income	$4,450	$3,991	$459	11.5%

For the six months ended December 31, 2009, net interest income before loan loss provision increased $2.2 million, or 31.1%, to $9.1 million from the corresponding period in 2008. The interest rate spread and net interest margin for the six months ended December 31, 2009 were 3.00% and 3.18%, respectively, compared to 3.13% and 3.52%, respectively, for the same period in 2008.

The following table summarizes changes in interest income and expense for the six month periods ended December 31, 2009 and 2008:

	Six Months Ended December 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)

Interest income:
Loans	$13,948	$11,033	$2,915	26.4%
Investment securities	1,415	594	821	138.2%
Interest-earning deposits	24	30	(6)	(20.0)%
FHLB stock	113	83	30	36.1%

Total interest income	15,500	11,740	3,760	32.0%

Interest expense:
Deposits	4,544	3,636	908	25.0%
Repurchase Agreements	5	6	(1)	(16.7)%
Borrowings	1,639	1,014	625	61.6%
Subordinated Notes & Debentures	167	106	61	57.5%

Total interest expense	6,355	4,762	1,593	33.5%

Net interest income	$9,145	$6,978	$2,167	31.1%

The following table summarizes average balances and average yields and costs for the three and six months ended December 31, 2009 and December 31, 2008:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)

Loans	$471,493	5.74%	$436,908	5.84%	$480,583	5.76%	$362,389	6.04%
Investment securities	52,065	5.23%	29,510	7.78%	47,445	6.06%	16,502	7.45%
Interest-earning deposits	40,694	0.12%	19,388	1.19%	40,289	0.12%	13,548	1.22%
FHLB stock	4,735	4.52%	3,788	1.36%	4,735	4.73%	2,828	2.10%
Deposits	432,082	2.02%	366,621	2.50%	432,515	2.08%	284,783	2.53%
Total borrowings	98,767	3.62%	76,946	3.97%	98,534	3.65%	56,002	3.99%

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

	Three Months Ended December 31, 2009 Compared to 2008			Six Months Ended December 31, 2009 Compared to 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$497	$(114)	$383	$3,402	$(487)	$2,915
Investment securities	442	(337)	105	810	11	821
Daily interest-earning deposits and other interest-earning assets	191	(196)	(5)	35	(11)	24

Total interest-earning assets	1,130	(647)	483	4,247	(487)	3,760

Interest expense:
Deposits	1,530	(1,638)	(108)	1,379	(471)	908
Total borrowings	(550)	682	132	751	(66)	685

Total interest-bearing liabilities	980	(956)	24	2,130	(537)	1,593

Net change in interest income	$150	$309	$459	$2,117	$50	$2,167

Total interest income increased $483,000, or 6.8%, to $7.6 million for the three months ended December 31, 2009 and increased $3.8 million, or 32.0%, to $15.5 million for the six months ended December 31, 2009 compared to the corresponding period in 2008 primarily as a result of an increase in average interest-earning assets. Both the three and six month periods ended December 31, 2009 reflect the full period impact of additional interest-earning assets resulting from the State of Franklin acquisition. Average interest-earning assets increased $79.4 million, or 16.2%, to $569.0 million for the three months ended December 31, 2009 and increased $177.8 million, or 45.0%, to $573.1 million for the six months ended December 31, 2009. The average yield on earning assets declined by 46 basis points to 5.28% for the three months ended December 31, 2009 and declined by 53 basis points to 5.38% for the six months ended December 31, 2009 compared to the corresponding periods in 2008. The decline in the average yield on earning assets was primarily the result of lower yields on prime-based consumer and commercial loans. In addition, the increase in nonaccrual loans and nonaccrual investments during the quarter ended December 31, 2009 has negatively impacted interest income and the net interest margin. During the quarter ended December 31, 2009, the Company discontinued accruing and reversed payment in kind (“PIK”) interest, amounting to approximately $104,000, on seven securities acquired from State of Franklin.

Total interest expense increased $24,000 to $3.1 million for the three months ended December 31, 2009. Both the three and six month periods ended December 31, 2009 reflect the full period impact of additional interest-bearing liabilities resulting from the State of Franklin acquisition. The average balance of interest-bearing liabilities increased $87.3 million, or 19.7%, to $530.8 million during the quarter ended December 31, 2009, while the rate paid on interest-bearing liabilities declined 44 basis points to 2.32% for the three months ended December 31, 2009. The Company experienced an increase of $65.5 million, or 17.9%, to $432.1 million in average interest-bearing deposits primarily due in part to deposits assumed in connection with the State of Franklin acquisition. The average rate paid on deposits decreased 48 basis points to 2.02% for the three months ended December 31, 2009, primarily as a result of declining market interest rates as well as a shift in the mix of deposits towards more transaction accounts. Average FHLB borrowings increased $18.7 million, during the quarter ended December 31, 2009, to $90.1 million due to the assumption of borrowings related to the State of Franklin acquisition, while the average rate paid on borrowings remained stable at 3.61%. For the six months ended December 31, 2009, interest expense increased $1.6 million to $6.4 million with average interest-bearing liabilities increasing $190.3 million, or 55.8%, to $531.0 million and the average cost declining 40 basis points to 2.37%. The increase in average interest-bearing liabilities for the six month period ended December 31, 2009 was due to additional interest-bearing liabilities resulting from the State of Franklin acquisition.

Provision for Loan Losses

The provision for loan losses for the three and six months ended December 31, 2009 amounted to $1.5 million and $1.8 million, respectively, compared to $150,000 and $310,000, respectively, for the comparable periods in 2008. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. The increase in the provision for loan losses reflects management’s evaluation of credit quality and current economic conditions. Nonperforming loans totaled $18.9 million at December 31, 2009 compared to $6.0 million at June 30, 2009 and $3.8 million at December 31, 2008. The balance of nonaccrual loans at December 31, 2009 consists of $8.2 million in commercial real estate, $2.1 million in residential real estate, $2.6 million in commercial business loans and $24,000 in consumer loans.

Noninterest Income

Noninterest income increased $175,000, or 27.8%, to $804,000 for the three months ended December 31, 2009 compared to $629,000 for the corresponding period in 2008. Both the three and six month periods ended December 31, 2009 reflect the full period impact of additional noninterest income resulting from the State of Franklin acquisition. Service charges and fee income increased $23,000 to $418,000 for the quarter ended December 31, 2009 due primarily to additional fee income generated following the acquisition of State of Franklin. Mortgage origination fee income increased $41,000, or 74.5%, to $96,000 for the quarter ended December 31, 2009 due to a higher volume of loan originations related to refinancing.

Noninterest income increased $679,000, or 66.4%, to $1.7 million for the six months ended December 31, 2009 compared to $1.0 million for the corresponding period in 2008. Service charges and fee income increased $226,000 to $864,000 for the six months ended December 31, 2009 due primarily to additional fee income generated following the acquisition of State of Franklin. Mortgage origination fee income increased $131,000 to $240,000 for the six months ended December 31, 2009 due to a higher volume of loan originations related to refinancing.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2009 compared to the same period in 2008.

	Three Months Ended December 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$96	$55	$41	74.5%
Service charges and fees	418	395	23	5.8%
Gain on sale of fixed assets	—	1	(1)	(100.0)%
Gain on sale of investment securities	13	—	13	NM
Gain (loss) on sale of foreclosed real estate, net	—	8	(8)	(100.0)%
BOLI increase in cash value	59	55	4	7.3%
Other	218	115	103	89.6%

Total noninterest income	$804	$629	$175	27.8%

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2009 compared to the same period in 2008.

	Six Months Ended December 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$240	$109	$131	120.2%
Service charges and fees	864	638	226	35.4%
Gain on sale of fixed assets	—	1	(1)	(100.0)%
Gain on sale of investment securities	20	—	20	NM
Gain (loss) on sale of foreclosed real estate, net	(9)	8	(17)	(212.5)%
BOLI increase in cash value	117	115	2	1.7%
Other	470	152	318	209.2%

Total noninterest income	$1,702	$1,023	$679	66.4%

Noninterest Expense

Noninterest expense increased $810,000, or 22.9%, to $4.3 million for the three months ended December 31, 2009 compared to the corresponding 2008 period. The increase in noninterest expense includes the full quarter impact of costs incurred in operating six additional full-service offices obtained in connection with the acquisition of State of Franklin. Deposit insurance premiums increased $183,000, to $192,000, due to the increase in the balance of insurable accounts combined with higher deposit insurance premiums. Compensation expense decreased $141,000, or 7.5%, to $1.7 million for the three months ended December 31, 2009 compared to the same period in 2008 due to reduced headcount and lower incentive compensation.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2009 compared to the same period in 2008.

	Three Months Ended December 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,729	$1,870	$(141)	(7.5)%
Occupancy expense	555	310	245	79.0%
Equipment and data processing expense	617	605	12	2.0%
Deposit insurance premiums	192	9	183	2033.3%
Advertising	92	45	47	104.4%
Other	1,160	696	464	66.7%

Total noninterest expense	$4,345	$3,535	$810	22.9%

Noninterest expense increased $3.1 million, or 52.3%, to $8.9 million for the six months ended December 31, 2009 compared to the corresponding 2008 period. The increase in noninterest expense includes the costs incurred in operating six additional full-service offices obtained in connection with the acquisition of State of Franklin. Deposit insurance premiums increased $334,000, to $352,000, due to the increase in the balance of insurable accounts combined with higher deposit insurance premiums. Noninterest expense includes the amortization of the core deposit intangible (“CDI”) resulting from the acquisition of State of Franklin. The CDI totaled $3.4 million at the acquisition date and is being amortized over a 10 year period on an accelerated basis. The expense incurred for CDI amortization for the six month period ended December 31, 2009 was $286,000 compared to $98,000 for the same period in 2008.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2009 compared to the same period in 2008.

	Six Months Ended December 31,		$ Change	% Change
	2009	2008
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$3,717	$3,188	$529	16.6%
Occupancy expense	1,103	493	610	123.7%
Equipment and data processing expense	1,233	963	270	28.0%
Deposit insurance premiums	352	18	334	1855.6%
Advertising	158	48	110	229.2%
Other	2,383	1,164	1,219	104.7%

Total noninterest expense	$8,946	$5,874	$3,072	52.3%

Income Taxes

Income tax expense for the three and six months ended December 31, 2009 was ($185,000) and $23,000, respectively, compared to $145,000 and $494,000, respectively, for the same periods in 2008 due to lower taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits increased $25.1 million to $69.2 million at December 31, 2009 compared to $44.1 million at June 30, 2009 primarily as a result of loan repayments.

Investments

Investment securities increased to $57.4 million at December 31, 2009 compared to $36.5 million at June 30, 2009. The $20.9 million increase reflected security purchases totaling $35.1 million, partially offset by sales and calls of securities. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.4 million, or $873,000 net of taxes.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At December 31, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$26,177	$6	$(319)	$25,864
Mortgage-backed	21,632	2,024	(486)	23,170
Municipals	3,517	101	—	3,618
Other Securities	4,654	1,132	(1,043)	4,743

Total securities available-for-sale	$55,980	$3,263	$(1,848)	$57,395

Weighted-average rate	6.06%

At June 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$4,206	$6	$(65)	$4,147
Mortgage-backed	23,088	1,395	(962)	23,521
Municipals	4,523	63	(19)	4,567
Other Securities	4,483	631	(805)	4,309

Total securities available-for-sale	$36,300	$2,095	$(1,851)	$36,544

Weighted-average rate	7.65%

Loans

Net loans decreased $38.4 million to $459.7 million at December 31, 2009 compared to $498.1 million at June 30, 2009 due primarily to lower loan demand combined with both residential and commercial loan payoffs during the period.

Loans receivable, net, are summarized as follows:

	At December 31, 2009		At June 30, 2009		$ Change	% Change
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	(Dollars in thousands)

Real estate loans:
Residential one-to four-family	$136,127	29.3%	$144,659	28.7%	$(8,532)	(5.9)%
Home equity line of credit	22,958	4.9%	22,467	4.5%	491	2.2%
Commercial	150,299	32.3%	159,608	31.7%	(9,309)	(5.8)%
Multi-family	8,828	1.9%	6,584	1.3%	2,244	34.1%
Construction	31,440	6.8%	40,831	8.1%	(9,391)	(23.0)%
Land	40,001	8.6%	46,987	9.3%	(6,986)	(14.9)%

Total real estate loans	389,653	83.7%	421,136	83.7%	(31,483)	(7.5)%

Commercial business loans	68,071	14.6%	73,467	14.6%	(5,396)	(7.3)%

Consumer loans:
Automobile loans	2,259	0.5%	2,754	0.5%	(495)	(18.0)%
Mobile home loans	30	0.0%	43	0.0%	(13)	(30.2)%
Loans secured by deposits	1,408	0.3%	1,322	0.3%	86	6.5%
Other consumer loans	3,930	0.8%	4,609	0.9%	(679)	(14.7)%

Total consumer loans	7,627	1.6%	8,728	1.7%	(1,101)	(12.6)%

Total gross loans	465,351	100.0%	503,331	100.0%	(37,980)	(7.5)%

Less:
Deferred loan fees, net	(493)		(502)		9	(1.8)%
Allowance for losses	(5,180)		(4,722)		(458)	9.7%

Loans receivable, net	$459,678		$498,107		$(38,429)	(7.7)%

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

The FDIC and the Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses. The FDIC and/or the Tennessee Department of Financial Institutions may require us to make additional provisions for loan losses based on judgments different from ours.

The allowance for loan losses was $5.2 million at December 31, 2009 compared to $4.7 million at June 30, 2009. Our allowance for loan losses represented 1.11% of total loans and 27.36% of nonperforming loans at December 31, 2009 compared to 0.94% of total loans and 78.3% of nonperforming loans at June 30, 2009.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$4,595	$1,958	$4,722	$1,836
Allowance of acquired bank	—	2,577	—	2,577
Provision for loan losses	1,509	150	1,809	310
Recoveries	23	31	48	41
Charge-offs	(947)	(24)	(1,399)	(72)

Net charge-offs	(924)	7	(1,351)	(31)

Allowance at end of period	$5,180	$4,692	$5,180	$4,692

Net charge-offs to average outstanding loans during the period, annualized	0.78%	0.00%	0.56%	0.02%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonaccrual loans totaled $18.9 million at December 31, 2009 compared to $6.0 million at June 30, 2009. The increase in nonaccrual loans is due to an increase in both nonaccrual commercial and residential real estate loans of $8.2 million and $2.1 million, respectively. Foreclosed real estate amounted to $4.3 million at December 31, 2009 compared to $3.3 million at June 30, 2009. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$16,083	$5,724
Commercial business	2,824	252
Consumer	24	55

Total nonaccrual loans	18,931	6,031

Nonaccrual investments	579	—
Real estate owned	4,283	3,328
Other repossessed assets	1	106

Total nonperforming assets	$23,794	$9,465

Total nonperforming assets to total assets	3.55%	1.43%
Total nonperforming loans to total loans	4.07%	1.20%
Allowance for loan losses to total nonperforming loans	27.36%	78.30%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2009 was $6.3 million.

Deposits

Total deposits increased $8.3 million to $490.5 million at December 31, 2009 due to increases in money market, interest-bearing NOW and savings deposits more than offsetting the planned runoff of higher costing time deposits. The increase in transaction accounts is due to growth in commercial and retail accounts, promotions targeting savings accounts, and fluctuations in balances.

	December 31, 2009	June 30, 2009	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$49,327	$48,913	$414	0.8%
NOW accounts	67,322	43,795	23,527	53.7%
Savings accounts	90,048	69,074	20,974	30.4%
Money market accounts	49,191	48,332	859	1.8%
Certificates of deposit	234,626	272,053	(37,427)	(13.8)%

	$490,514	$482,167	$8,347	1.7%

Advances

Federal Home Loan Bank of Cincinnati (“FHLB”) advances remained virtually unchanged at $90.1 million at December 31, 2009, compared to $90.3 million at June 30, 2009.

Stockholders’ Equity

Stockholders’ equity amounted to $80.3 million at December 31, 2009 compared to $79.5 million at June 30, 2009. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At December 31, 2009, 509,674 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At December 31, 2009, the adjustment to stockholders’ equity was a net unrealized gain of $873,000 compared to a net unrealized gain of $150,000 at June 30, 2009.

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

Our most liquid assets are cash and cash equivalents and interest-earning assets. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $11.4 million and interest-earning deposits totaled $57.8 million, compared to $8.3 million and $35.8 million, respectively, at June 30, 2009. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $57.4 million at December 31, 2009 compared to $36.5 million at June 30, 2009. At December 31, 2009, our advance agreement with the FHLB provided us with the ability to borrow a total of approximately $95.4 million from the FHLB of Cincinnati. In addition, at December 31, 2009, we had a $10.0 million unsecured federal funds line with a bank under which no borrowings were outstanding. At December 31, 2009, FHLB advances were $89.0 million.

We anticipate that we will have sufficient funds available to meet current loan commitments. At December 31, 2009, we had approximately $12.2 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $7.0 million in unused letters of credit and approximately $38.9 million in unused lines of credit. At December 31, 2009, we had $177.1 million in certificates of deposit due within one year and $255.9 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $8.3 million during the six-month period ended December 31, 2009.

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

For the three months ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of December 31, 2009, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at December 31, 2009 and June 30, 2009:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At December 31, 2009

Total Risk-Based Capital
(To Risk Weighted Assets)	$55,164	11.23%	$39,298	≥	8.0%	$49,123	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	49,979	10.17%	19,649	≥	4.0%	29,474	≥	6.0%

Tier 1 Capital
(To Average Assets)	49,979	8.06%	24,794	≥	4.0%	30,992	≥	5.0%

At June 30, 2009

Total Risk-Based Capital
(To Risk Weighted Assets)	$53,953	10.49%	$41,164	≥	8.0%	$51,456	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	49,225	9.57%	20,582	≥	4.0%	30,873	≥	6.0%

Tier 1 Capital
(To Average Assets)	49,225	7.85%	25,081	≥	4.0%	31,351	≥	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At December 31, 2009, Jefferson Federal’s leverage capital ratio was 8.06%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At December 31, 2009, Jefferson Federal had a ratio of total capital to risk-weighted assets of 11.23%. At December 31, 2009, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1
October 1, 2009 through October 31, 2009	—	$—	—	512,252	(1)

Month #2
November 1, 2009 through November 30, 2009	2,578	$5.25	2,578	509,674	(1)

Month #3
December 1, 2009 through December 31, 2009	—	$—	—	509,674	(1)

Total	2,578	$5.25	2,578	509,674

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on October 29, 2009. The results of the vote on the matters presented at the meeting is as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Anderson L. Smith	5,231,360	219,754

Dr. Jack E. Campbell	4,997,078	454,036
William F. Young	5,315,766	135,348

2.	The appointment of Craine, Thompson & Jones, P.C. as auditors for the Company for the fiscal year ending June 30, 2009 was ratified by stockholders by the following vote:

For 5,343,765;	Against 42,625;	Abstain 64,724

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.0	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 9, 2010	/s/ ANDERSON L. SMITH
Anderson L. Smith
President and Chief Executive Officer

February 9, 2010	/s/ JANE P. HUTTON
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary