Form 10-Q
period 2010-03-31
JEFFERSON BANCSHARES INC
filed 2010-05-10
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: At May 10, 2010, the registrant had 6,675,930 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Condition

(Dollars in thousands)

	March 31, 2010	June 30, 2009
	(Unaudited)
Assets

Cash and cash equivalents	$3,900	$8,328
Interest-earning deposits	12,387	20,814
Fed funds sold	61,580	14,966
Investment securities classified as available-for-sale, net	52,591	36,544
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,329	6,155
Loans receivable, net of allowance for loan losses of $5,412 at March 31, 2010 and $4,722 at June 30, 2009	448,129	498,107
Loans held-for-sale	524	881
Premises and equipment, net	27,800	32,395
Foreclosed real estate, net	4,653	3,328
Accrued interest receivable:
Investments	324	241
Loans receivable	1,741	2,017
Deferred tax asset	7,126	7,337
Goodwill and other intangibles	24,392	24,811
Other assets	6,949	1,996

Total assets	$663,160	$662,655

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$45,414	$48,913
Interest-bearing	434,954	433,254
Repurchase agreements	1,404	789
Federal Home Loan Bank advances	89,953	90,309
Subordinated debentures	6,993	6,910
Other liabilities	4,347	2,943
Accrued income taxes	—	32

Total liabilities	583,065	583,150

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,683,714 shares outstanding at March 31, 2010 and 6,706,489 shares outstanding at June 30, 2009	92	92
Additional paid-in capital	79,236	79,394
Unearned ESOP shares	(3,781)	(4,105)
Unearned compensation	(1,071)	(1,121)
Accumulated other comprehensive income	349	150
Retained earnings	36,410	36,140
Treasury stock, at cost; 2,498,658 shares at March 31, 2010 and 2,475,883 shares at June 30, 2009	(31,140)	(31,045)

Total stockholders’ equity	80,095	79,505

Total liabilities and stockholders’ equity	$663,160	$662,655

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Interest income:
Interest on loans receivable	$6,608	$7,275	$20,556	$18,308
Interest on investment securities	755	884	2,170	1,478
Other interest	67	55	204	168

Total interest income	7,430	8,214	22,930	19,954

Interest expense:
Deposits	1,837	2,549	6,381	6,185
Repurchase agreements	2	9	7	15
Advances from FHLB	799	798	2,438	1,812
Subordinated debentures	78	120	245	226

Total interest expense	2,716	3,476	9,071	8,238

Net interest income	4,714	4,738	13,859	11,716
Provision for loan losses	1,500	300	3,309	610

Net interest income after provision for loan losses	3,214	4,438	10,550	11,106

Noninterest income:
Mortgage origination fee income	61	133	301	242
Service charges and fees	386	366	1,250	1,004
Gain (loss) on sale of fixed assets	(92)	—	(92)	1
Gain on sale of investments	1,202	—	1,222	—
Gain (loss) on sale of foreclosed real estate, net	1	(8)	(8)	—
BOLI increase in cash value	58	57	175	172
Other	131	97	601	249

Total noninterest income	1,747	645	3,449	1,668

Noninterest expense:
Compensation and benefits	1,664	1,893	5,381	5,081
Occupancy expense	598	355	1,701	848
Equipment and data processing expense	671	667	1,904	1,630
DIF premiums	154	140	506	158
Advertising	15	58	173	106
Other	1,569	925	3,952	2,089

Total noninterest expense	4,671	4,038	13,617	9,912

Earnings before income taxes	290	1,045	382	2,862

Income taxes:
Current	(175)	260	—	832
Deferred	142	161	(10)	83

Total income taxes	(33)	421	(10)	915

Net earnings	$323	$624	$392	$1,947

Net earnings per share, basic	$0.05	$0.10	$0.06	$0.32

Net earnings per share, diluted	$0.05	$0.10	$0.06	$0.32

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2010 and 2009

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2009	$92	$79,394	$(4,105)	$(1,121)	$150	$36,140	$(31,045)	$79,505

Comprehensive income:
Net earnings	—	—	—	—	—	392	—	392
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $40	—	—	—	—	199	—	—	199

Total comprehensive income	—	—	—	—	—	—	—	591

Dividends	—	—	—	—	—	(200)	—	(200)
Dividends used for ESOP payment	—	—	—	—	—	78	—	78
Shares committed to be released by the ESOP	—	(158)	324	—	—	—	—	166
Earned portion of stock grants	—	—	—	50	—	—	—	50
Purchase of common stock (22,775 shares)	—	—	—	—	—	—	(95)	(95)

Balance at March 31, 2010	$92	$79,236	$(3,781)	$(1,071)	$349	$36,410	$(31,140)	$80,095

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:

Net earnings	—	—	—	—	—	1,947	—	1,947
Change in net unrealized gain (loss) on securities available for sale, net of taxes of (78)	—	—	—	—	(160)	—	—	(160)

Total comprehensive income	—	—	—	—	—	—	—	1,787

Dividends	—	—	—	—	—	(1,185)	—	(1,185)
Dividends used for ESOP payment	—	—	—	—	—	116	—	116
Shares committed to be released by the ESOP	—	(57)	324	—	—	—	—	267
Stock options expensed	—	130	—	—	—	—	—	130
Earned portion of stock grants	—	—	—	267	—	—	—	267
Stock grant at acquisition				254				254
Issuance of shares in acquisition (735,997 shares)	8	6,396						6,404
Purchase of common stock (203,568 shares)	—	—	—	—	—	—	(1,776)	(1,776)

Balance at March 31, 2009	$92	$79,428	$(4,213)	$(1,138)	$(177)	$35,843	$(30,794)	$79,041

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$392	$1,947
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	164	268
Depreciation and amortization expense	1,291	470
Amortization of premiums (discounts), net on investment securities	(566)	653
Provision for loan losses	3,309	610
FHLB stock dividends	—	(83)
Amortization of deferred loan fees, net	(221)	(124)
(Gain) on sale of investment securities	(1,222)	—
(Gain) loss on sale of foreclosed real estate, net	8	(1)
(Gain) loss on sale of fixed assets	92	(1)
Deferred tax benefit	(10)	83
Originations of mortgage loans held for sale	(13,460)	(11,090)
Proceeds from sale of mortgage loans	13,817	11,350
Increase in cash value of life insurance	(175)	(172)
Earned portion of MRP	51	267
Stock options expensed	—	130
Decrease (increase) in:
Accrued interest receivable	193	2
Other assets	(4,953)	(1,029)
Increase (decrease) in other liabilities and accrued income taxes	1,774	2,609

Net cash provided by (used for) operating activities	484	5,889

Cash flows used for investing activities:
Loan originations, net of principal collections	44,076	(9,537)
Investment securities classified as available-for-sale:
Proceeds from maturities, calls and prepayments	25,080	8,275
Proceeds from sale	5,636	—
Return of principal on mortgage-backed securities	2,265	1,168
Purchase of securities	(46,919)	(9,962)
Acquisition, net of cash received	—	26,748
Proceeds from sale of premises and equipment, construction overpayments	3,323	—
Purchase of premises and equipment	(98)	(739)
Proceeds from sale of (additions to) foreclosed real estate, net	1,458	70

Net cash provided by (used for) investing activities	34,821	16,023

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,412)	(3,337)
Net increase in repurchase agreements	615	—
Proceeds from advances from FHLB	—	17,000
Repayment of FHLB advances	(51)	(17,000)
Purchase of treasury stock	(95)	(1,776)
Dividends paid	(603)	(1,151)

Net cash provided by (used for) financing activities	(1,546)	(6,264)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	33,759	15,648
Cash, cash equivalents and interest-earning deposits at beginning of period	44,108	17,616

Cash, cash equivalents and interest-earning deposits at end of period	$77,867	$33,264

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$6,536	$5,684
Interest on FHLB advances	$2,438	$1,812
Interest on other borrowings	$252	$241
Income taxes	$410	$945
Real estate acquired in settlement of loans	$3,208	735

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1) Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 14, 2009. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted. The Company has adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure.

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

(5) Earnings Per Common Share

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended March 31, 2010, stock options to purchase 577,693 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended March 31,		Weighted-Average Shares Outstanding for the Nine Months Ended March 31,
	2010	2009	2010	2009
Weighted average number of common shares used in computing basic earnings per common share	6,251,105	6,265,163	6,227,472	6,006,052
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,251,105	6,265,163	6,227,472	6,006,052

(6) Accounting by Creditors for Impairment of a Loan and Allowance for Loan Losses

Impairment of loans having a recorded investment of $13.3 million at March 31, 2010 and an average investment of $12.3 million during the nine month period ended March 31, 2010 has been recognized. The valuation allowance related to impaired loans was $3.4 million at March 31, 2010. Total nonaccrual loans at March 31, 2010 were approximately $20.7 million. For the nine months ended March 31, 2010, gross income which would have been recognized had nonaccrual loans been current in accordance with their original terms amounted to approximately $995,000. Interest income from non-accrual loans included in the Company’s interest income amounted to approximately $432,000 for the nine months ended March 31, 2010.

Notes To Consolidated Financial Statements—(Continued)

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2010:

Allowance for Loan Losses (Dollars in thousands)

Balance at June 30, 2009	$4,722
Provision for loan losses	3,309
Charge-offs	(2,676)
Recoveries	57

Balance at March 31, 2010	$5,412

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

At March 31, 2010, we had approximately $21.3 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $5.7 million in unused letters of credit and approximately $36.9 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of March 31, 2010.

	Three Months Ended March 31, 2010
	Shares	Weighted- average exercise price

Outstanding at beginning of period	577,693	$12.78
Granted during the three-month period	—
Options forfeited	—
Options exercised	—
Outstanding at March 31, 2010	577,693	$12.78

Options exercisable at March 31, 2010	577,693	$12.78

The following information applies to options outstanding at March 31, 2010:

Number outstanding	577,693
Range of exercise prices	$10.00 - $13.69
Weighted-average exercise price	$12.78
Weighted-average remaining contractual life	3.11
Number of options remaining for future issuance	305,706

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

Notes To Consolidated Financial Statements—(Continued)

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

Notes To Consolidated Financial Statements—(Continued)

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	March 31, 2010
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$46,131	6,460	52,591	$52,591

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

	March 31, 2010
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Impaired Loans	—	—	$9,928	9,928	9,928

Notes To Consolidated Financial Statements—(Continued)

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$77,867	$77,867	$44,108	$44,108
Available-for-sale securities	52,591	52,591	36,544	36,544
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	454,031	455,446	503,331	501,841
Accrued interest receivable	2,065	2,065	2,258	2,258
Loans held-for-sale	524	524	881	881

Financial liabilities:
Deposits	(480,368)	(466,921)	(482,167)	(479,770)
Borrowed funds	(91,357)	(93,113)	(91,098)	(93,486)

Off-balance sheet assets (liabilities):
Commitments to extend credit	21,253		13,056
Unused letters of credit	5,666		6,134
Unused lines of credit	36,948		37,123

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

Notes To Consolidated Financial Statements—(Continued)

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

Results of Operations for the Three and Nine Months Ended March 31, 2010 and 2009

Net Income

Net income for the three months ended March 31, 2010 was $323,000, or $0.05 per diluted share, compared to net income of $624,000, or $0.10 per diluted share, for the corresponding period in 2009. For the nine months ended March 31, 2010, net income was $392,000, or $0.06 per diluted share compared to $1.9 million, or $0.32 per diluted share, for the same period in 2009. The decline in income for the three and nine months ended March 31, 2010 resulted primarily from a significant increase in the provision for loan losses during the 2010 periods due to continued decline in real estate values, higher levels of both net charge-offs and nonperforming assets and continued deterioration in local and national economic conditions. The provision for loan losses for the three and nine months ended March 31, 2010 was $1.5 million and $3.3 million, respectively, compared to $300,000 and $610,000, respectively, for the comparable periods in 2009.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Net earnings	$323	$624	$392	$1,947
Net earnings per share, basic	$0.05	$0.10	$0.06	$0.32
Net earnings per share, diluted	$0.05	$0.10	$0.06	$0.32
Return on average assets (annualized)	0.20%	0.38%	0.08%	0.51%
Return on average equity (annualized)	1.59%	3.15%	0.64%	3.39%

Net Interest Income

Net interest income before loan loss provision remained virtually unchanged at $4.7 million for both the quarter ended March 31, 2010 and the quarter ended March 31, 2009. The interest rate spread and net interest margin for the quarter ended March 31, 2010 were 3.16% and 3.34%, respectively, compared to 3.20% and 3.35%, respectively, for the same period in 2009.

The following table summarizes changes in interest income and expense for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$6,608	$7,275	$(667)	(9.2)%
Investment securities	755	884	(129)	(14.6)%
Interest-earning deposits	14	2	12	600.0%
FHLB stock	53	53	—	0.0%

Total interest income	7,430	8,214	(784)	(9.5)%

Interest expense:
Deposits	1,837	2,549	(712)	(27.9)%
Repurchase Agreements	2	9	(7)	(77.8)%
Borrowings	799	798	1	0.1%
Subordinated Notes & Debentures	78	120	(42)	(35.0)%

Total interest expense	2,716	3,476	(760)	(21.9)%

Net interest income	$4,714	$4,738	$(24)	(0.5)%

For the nine months ended March 31, 2010, net interest income before loan loss provision increased $2.1 million, or 18.3%, to $13.9 million from $11.7 million for the corresponding period in 2009. The interest rate spread and net interest margin for the nine months ended March 31, 2010 were 3.02% and 3.21%, respectively, compared to 3.17% and 3.45%, respectively, for the same period in 2009.

The following table summarizes changes in interest income and expense for the nine month periods ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$20,556	$18,308	$2,248	12.3%
Investment securities	2,170	1,478	692	46.8%
Interest-earning deposits	38	32	6	18.8%
FHLB stock	166	136	30	22.1%

Total interest income	22,930	19,954	2,976	14.9%

Interest expense:
Deposits	6,381	6,185	196	3.2%
Repurchase Agreements	7	15	(8)	(53.3)%
Borrowings	2,438	1,812	626	34.5%
Subordinated Notes & Debentures	245	226	19	8.4%

Total interest expense	9,071	8,238	833	10.1%

Net interest income	$13,859	$11,716	$2,143	18.3%

The following table summarizes average balances and average yields and costs for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)				(Dollars in thousands)

Loans	$461,890	5.80%	$511,170	5.77%	$474,352	5.77%	$411,982	5.92%
Investment securities	56,887	5.51%	43,085	8.52%	50,592	5.85%	25,363	8.01%
Interest-earning deposits	51,120	0.11%	16,429	0.05%	47,175	0.11%	14,508	0.29%
FHLB stock	4,735	4.54%	4,735	4.54%	4,735	4.67%	3,464	5.23%
Deposits	426,020	1.75%	443,010	2.33%	430,349	1.98%	337,526	2.44%
Total borrowings	98,509	3.62%	98,993	3.80%	98,526	3.64%	70,332	3.89%

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

	Three Months Ended March 31, 2010 Compared to 2009			Nine Months Ended March 31, 2010 Compared to 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)

Interest income:
Loans receivable	$(705)	$38	$(667)	$2,689	$(441)	$2,248
Investment securities	(81)	(48)	$(129)	789	(97)	$692
Daily interest-earning deposits and other interest-earning assets	8	4	$12	51	(15)	$36

Total interest-earning assets	(778)	(6)	(784)	3,529	(553)	2,976

Interest expense:
Deposits	(95)	(617)	(712)	640	(444)	196
Total borrowings	(3)	(45)	(48)	649	(12)	637

Total interest-bearing liabilities	(97)	(663)	(760)	1,289	(456)	833

Net change in interest income	$(681)	$657	$(24)	$2,240	$(97)	$2,143

Total interest income decreased $784,000, or 9.5%, to $7.4 million for the three months ended March 31, 2010 primarily due to a change in the mix of average earning assets. The average yield on earning assets declined by 55 basis points to 5.26% for the three months ended March 31, 2010 compared to 5.80% for the corresponding period in 2009. Average fed funds sold and interest-earning deposits increased $34.7 million, or 211.2%, to $51.1 million for the three months ended March 31, 2010. Average loans outstanding decreased $49.3 million, or 9.6%, to $461.9 for the three months ended March 31, 2010 due primarily to lower loan demand combined with loan payoffs during the period. In addition, an increase in nonaccrual loans for the quarter ended March 31, 2010 has negatively impacted interest income on loans and the net interest margin.

Total interest income increased $3.0 million, or 14.9%, to $22.9 million for the nine months ended March 31, 2010 compared to the corresponding period in 2009 primarily as a result of an increase in average interest-earning assets. The nine month period ended March 31, 2010 reflects the full period impact of additional interest-earning assets resulting from the State of Franklin acquisition. Average interest-earning assets increased $121.5 million, or 26.7%, to $576.9 million for the nine months ended March 31, 2010. The average yield on earning assets declined by 56 basis points to 5.31% for the nine months ended March 31, 2010 compared to the corresponding period in 2009. The decline in the average yield on earning assets was primarily the result of lower yields on prime-based consumer and commercial loans. In addition, an increase in nonaccrual loans and nonaccrual investments during the nine months ended March 31, 2010 has negatively impacted interest income on loans and the net interest margin. During the quarter ended December 31, 2009, the Company discontinued accruing and reversed payment in kind (“PIK”) interest, amounting to approximately $104,000, on seven securities acquired from State of Franklin.

Total interest expense decreased $760,000 to $2.7 million for the three months ended March 31, 2010. The average balance of interest-bearing liabilities decreased $17.5 million, or 3.2%, to $524.5 million during the quarter ended March 31, 2010, while the rate paid on interest-bearing liabilities declined 50 basis points to 2.10% for the three months ended March 31, 2010. The Company experienced a decrease in average interest-bearing deposits of $17.0 million, or 3.8%, to $426.0 million, primarily due to the Bank’s planned runoff of higher costing time deposits. The average rate paid on deposits decreased 58 basis points to 1.75% for the three months ended March 31, 2010, primarily as a result of declining market interest rates as well as a shift in the mix of deposits towards more transaction accounts. Average FHLB borrowings decreased slightly to $90.0 million for the three months ended March 31, 2010 compared to $90.8 million, while the average rate paid on borrowings remained stable at 3.60%.

For the nine months ended March 31, 2010, interest expense increased $833,000 to $9.1 million with average interest-bearing liabilities increasing $121.0 million, or 29.7%, to $528.9 million and the average cost declining 41 basis points to 2.28%.The nine month period ended March 31, 2010 reflects the full period impact of additional interest-bearing liabilities resulting from the State of Franklin acquisition.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended March 31, 2010 amounted to $1.5 million and $3.3 million, respectively, compared to $300,000 and $610,000, respectively, for the comparable periods in 2009. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. The increase in the provision for loan losses reflects management’s evaluation of credit quality and current economic conditions. Nonperforming loans totaled $20.7 million at March 31, 2010 compared to $6.0 million at June 30, 2009 and $6.7 million at March 31, 2009. The balance of nonaccrual loans at March 31, 2010 consists of $11.5 million in commercial real estate, $7.2 million in residential real estate, $1.9 million in commercial business loans and $99,000 in consumer loans.

Noninterest Income

Noninterest income increased $1.1 million to $1.7 million for the three months ended March 31, 2010 compared to $645,000 for the corresponding period in 2009 due primarily to an increase in gain on sale of investment securities. During the 2010 period, the Company sold several corporate bonds with higher levels of credit risk and recognized gains amounting to $1.2 million. Service charges and fee income increased $20,000 to $386,000 for the quarter ended March 31, 2010 due primarily to additional fee income generated following the acquisition of State of Franklin. Mortgage origination fee income decreased $72,000, or 54.1%, to $61,000 for the quarter ended March 31, 2010 due to a lower volume of loan originations. Noninterest income for the three months ended March 31, 2010 included a loss on sale of fixed assets totaling $92,000 that was related to the sale of a newly constructed branch facility acquired in connection with the Company’s acquisition of State of Franklin Bancshares, Inc. in October 2008.

Noninterest income increased $1.8 million to $3.4 million for the nine months ended March 31, 2010 compared to $1.7 million for the corresponding period in 2009 due primarily to a $1.2 million gain on sale of investment securities. Service charges and fee income increased $246,000 to $1.3 million for the nine months ended March 31, 2010 due primarily to the full period impact of additional fee income generated following the acquisition of State of Franklin.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2010 compared to the same period in 2009.

	Three Months Ended March 31,		$ Change	% Change
	2010	2009
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	61	133	$(72)	(54.1)%
Service charges and fees	386	366	20	5.5%
Gain on sale of fixed assets	(92)	—	(92)	NA
Gain on sale of investment securities	1,202	—	1,202	NA
Gain (loss) on sale of foreclosed real estate, net	1	(8)	9	(112.5)%
BOLI increase in cash value	58	57	1	1.8%
Other	131	97	34	35.1%

Total noninterest income	$1,747	$645	$1,102	170.9%

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2010 compared to the same period in 2009.

	Nine Months Ended March 31,		$ Change	% Change
	2010	2009
	(Dollars in thousands)
Noninterest income:
Mortgage origination fee income	301	242	59	24.4%
Service charges and fees	1,250	1,004	246	24.5%
Gain on sale of fixed assets	(92)	1	(93)	(9300.0)%
Gain on sale of investment securities	1,222	—	1,222	NA
Gain (loss) on sale of foreclosed real estate, net	(8)	—	(8)	NA
BOLI increase in cash value	175	172	3	1.7%
Other	601	249	352	141.4%

Total noninterest income	$3,449	$1,668	$1,781	106.8%

Noninterest Expense

Noninterest expense increased $633,000, or 15.7%, to $4.7 million for the three months ended March 31, 2010 compared to the corresponding 2009 period. Other noninterest expense increased $644,000, or 69.6%, to $1.6 million, due to closing expenses related to the sale of a newly constructed branch facility acquired in connection with the Company’s acquisition of State of Franklin Bancshares, Inc. in October 2008, valuation writedowns on foreclosed property and other expenses related to foreclosed assets held for sale. Occupancy expense increased $243,000 to $598,000 due to higher depreciation expense and the write-off of leasehold improvements. Compensation expense decreased $229,000, or 12.1%, to $1.7 million for the three months ended March 31, 2010 compared to the same period in 2009 due to an overall reduction in number of employees.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2010 compared to the same period in 2009.

	Three Months Ended March 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	1,664	$1,893	$(229)	(12.1)%
Occupancy expense	598	$355	$243	68.5%
Equipment and data processing expense	671	667	4	0.6%
Deposit insurance premiums	154	140	14	10.0%
Advertising	15	58	(43)	(74.1)%
Other	1,569	925	644	69.6%

Total noninterest expense	$4,671	$4,038	$633	15.7%

Noninterest expense increased $3.7 million, or 37.4%, to $13.6 million for the nine months ended March 31, 2010 compared to $9.9 million for the corresponding 2009 period. The increase in noninterest expense includes the full period impact of costs incurred in operating six additional full-service offices obtained in connection with the acquisition of State of Franklin. Deposit insurance premiums increased $348,000, to $506,000, due to the increase in the balance of insurable accounts combined with higher deposit insurance premiums. Other noninterest expense increased $1.9 million, to $4.0 million, due to closing expenses related to the sale of a newly constructed branch facility acquired in connection with the Company’s acquisition of State of Franklin Bancshares, Inc. in October 2008, write-downs of nonperforming assets and expenses related to foreclosed property. Other noninterest expense also includes the amortization of the core deposit intangible (“CDI”) resulting from the acquisition of State of Franklin. The CDI totaled $3.4 million at the acquisition date and is being amortized over a 10 year period on an accelerated basis. The expense incurred for CDI amortization for the nine month period ended March 31, 2010 was $419,000 compared to $246,000 for the same period in 2009.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2010 compared to the same period in 2009.

	Nine Months Ended March 31,		$ Change	% Change
	2010	2009
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	5,381	$5,081	$300	5.9%
Occupancy expense	1,701	848	853	100.6%
Equipment and data processing expense	1,904	1,630	274	16.8%
Deposit insurance premiums	506	$158	348	220.3%
Advertising	173	106	67	63.2%
Other	3,952	2,089	1,863	89.2%

Total noninterest expense	$13,617	$9,912	$3,705	37.4%

Income Taxes

Income tax expense for the three and nine months ended March 31, 2010 was ($33,000) and ($10,000), respectively, compared to $421,000 and $915,000, respectively, for the same periods in 2009 due to lower taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits totaled $77.9 million at March 31, 2010 compared to $44.1 million at June 30, 2009 primarily due to increased liquidity resulting from loan repayments.

Investments

The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities increased to $52.6 million at March 31, 2010 compared to $36.5 million at June 30, 2009. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $565,000, or $349,000 net of taxes. The $16.1 million increase in the investment portfolio reflects security purchases totaling $46.9 million, partially offset by sales and calls of securities totaling approximately $33.0 million. The securities purchased were primarily short- and intermediate-term U.S. Government agency step-up bonds. During the quarter ended March 31, 2010, the Company sold several corporate bonds with higher levels of credit risk, which resulted in gains totaling $1.2 million. These corporate bonds had a book value of $3.1 million and were acquired in connection with the Company’s acquisition of State of Franklin Bancshares, Inc. in October 2008.

The following table sets forth the carrying values of our investment securities portfolio at the dates indicated. All of our investment securities are classified as available-for-sale.

At March 31, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$22,482	$39	$(130)	$22,391
Mortgage-backed	22,184	1,988	(502)	23,670
Municipals	5,727	159	(6)	5,880
Other Securities	1,632	95	(1,078)	650

Total securities available- for-sale	$52,026	$2,281	$(1,716)	$52,591

Weighted-average rate	4.69%

At June 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$4,206	$6	$(65)	$4,147
Mortgage-backed	23,088	1,395	(962)	23,521
Municipals	4,523	63	(19)	4,567
Other Securities	4,483	631	(805)	4,309

Total securities available- for-sale	$36,300	$2,095	$(1,851)	$36,544

Weighted-average rate	7.65%

Loans

Net loans decreased $50.0 million to $448.1 million at March 31, 2010 compared to $498.1 million at June 30, 2009 due primarily to lower loan originations due to current economic conditions combined with loan payoffs during the period.

Loans receivable, net, are summarized as follows:

	At March 31, 2010		At June 30, 2009
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$140,253	30.9%	$144,659	28.7%	$(4,406)	(3.0)%
Home equity line of credit	20,153	4.4%	22,467	4.5%	(2,314)	(10.3)%
Commercial	137,024	30.2%	159,608	31.7%	(22,584)	(14.1)%
Multi-family	9,018	2.0%	6,584	1.3%	2,434	37.0%
Construction	31,531	6.9%	40,831	8.1%	(9,300)	(22.8)%
Land	36,985	8.1%	46,987	9.3%	(10,002)	(21.3)%

Total real estate loans	374,964	82.6%	421,136	83.7%	(46,172)	(11.0)%

Commercial business loans	72,003	15.9%	73,467	14.6%	(1,464)	(2.0)%

Consumer loans:
Automobile loans	2,096	0.5%	2,754	0.5%	(658)	(23.9)%
Mobile home loans	25	0.0%	43	0.0%	(18)	(41.9)%
Loans secured by deposits	1,363	0.3%	1,322	0.3%	41	3.1%
Other consumer loans	3,580	0.8%	4,609	0.9%	(1,029)	(22.3)%

Total consumer loans	7,064	1.6%	8,728	1.7%	(1,664)	(19.1)%

Total gross loans	454,031	100.0%	503,331	100.0%	(49,300)	(9.8)%

Less:
Deferred loan fees, net	(490)		(502)		12	(2.4)%
Allowance for losses	(5,412)		(4,722)		(690)	14.6%

Loans receivable, net	$448,129		$498,107		$(49,978)	(10.0)%

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

The allowance for loan losses was $5.4 million at March 31, 2010 compared to $4.7 million at June 30, 2009. Our allowance for loan losses represented 1.19% of total loans and 26.21% of nonperforming loans at March 31, 2010 compared to 0.94% of total loans and 78.3% of nonperforming loans at June 30, 2009.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$5,180	$4,692	$4,722	$1,836
Allowance of acquired bank	—	—	—	$2,577
Provision for loan losses	1,500	300	3,309	610
Recoveries	9	26	57	68
Charge-offs	(1,277)	(173)	(2,676)	(246)

Net charge-offs	(1,268)	(147)	(2,619)	(178)

Allowance at end of period	$5,412	$4,845	$5,412	$4,845

Net charge-offs to average outstanding loans during the period, annualized	1.10%	0.12%	0.74%	0.06%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonaccrual loans totaled $20.7 million at March 31, 2010 compared to $6.0 million at June 30, 2009. The increase in nonaccrual loans is primarily due to an increase in both nonaccrual residential and commercial real estate loans. Foreclosed real estate amounted to $4.7 million at March 31, 2010 compared to $3.3 million at June 30, 2009. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at March 31, 2010 consisted of vacant land totaling $629,000, residential property totaling $1.7 million and commercial real estate totaling $2.4 million.

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$7,246	$2,565
Commercial real estate	11,454	3,159
Commercial business	1,853	252
Consumer	99	55

Total nonaccrual loans	20,652	6,031

Nonaccrual investments	552	—
Real estate owned	4,653	3,328
Other repossessed assets	—	106

Total nonperforming assets	$25,857	$9,465

Total nonperforming assets to total assets	3.90%	1.43%
Total nonperforming loans to total loans	4.55%	1.20%
Allowance for loan losses to total nonperforming loans	26.21%	78.30%

Premises and Equipment

Premises and equipment decreased $4.6 million, or 14.2%, to $27.8 million at March 31, 2010 compared to $32.4 million at June 30, 2009 primarily due to the sale of a newly constructed branch facility in Bristol, Tennessee that was acquired in connection with the Company’s acquisition of State of Franklin Bancshares, Inc. in October 2008. The decision to sell the facility was based on management’s determination that the branch would likely not become profitable within a reasonable time period.

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2010 was $6.3 million.

Deposits

Total deposits decreased $1.8 million to $480.4 million at March 31, 2010 due to planned runoff of higher costing time deposits which more than offset increases in transaction accounts. Time deposits decreased $39.0 million, or 14.3%, to $233.0 million while transaction accounts increased $37.2 million, or 17.7%, to $247.3 million at March 31, 2010 compared to June 30, 2009. The increase in transaction accounts is due to growth in NOW and money market accounts, promotions targeting savings accounts, and fluctuations in balances.

	March 31, 2010	June 30, 2009	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing accounts	$45,414	$48,913	$(3,499)	(7.2)%
NOW accounts	60,293	43,795	16,498	37.7%
Savings accounts	88,313	69,074	19,239	27.9%
Money market accounts	53,308	48,332	4,976	10.3%
Certificates of deposit	233,040	272,053	(39,013)	(14.3)%

Total	$480,368	$482,167	$(1,799)	(0.4)%

Advances

Federal Home Loan Bank of Cincinnati (“FHLB”) advances remained virtually unchanged at $90.0 million at March 31, 2010, compared to $90.3 million at June 30, 2009.

Stockholders’ Equity

Stockholders’ equity amounted to $80.1 million at March 31, 2010 compared to $79.5 million at June 30, 2009. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At March 31, 2010, 489,477 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2010, the adjustment to stockholders’ equity was a net unrealized gain of $349,000 compared to a net unrealized gain of $150,000 at June 30, 2009.

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

Investments in liquid assets are regularly adjusted based on our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $77.9 million compared to $44.1 million at June 30, 2009. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $52.6 million at March 31, 2010 compared to $36.5 million at June 30, 2009. At March 31, 2010, approximately $9.2 million of the investment portfolio was pledged as collateral for municipal deposits and repurchase agreements. At March 31, 2010, FHLB advances were $90.0 million and represented full utilization of the Company’s borrowing capacity with the FHLB. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company also maintains federal funds lines with two banks totaling $20.0 million under which no borrowings were outstanding. In addition, the Company maintains borrowing capacity with the Federal Reserve Bank of Atlanta, which amounted to approximately $12.9 million at March 31, 2010.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2010, we had approximately $21.3 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $5.7 million in unused letters of credit and approximately $36.9 million in unused lines of credit. At March 31, 2010, we had $169.5 million in certificates of deposit due within one year and $247.3 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $1.8 million during the nine-month period ended March 31, 2010.

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

For the three months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2010, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at March 31, 2010 and June 30, 2009:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At March 31, 2010

Total Risk-Based Capital
(To Risk Weighted Assets)	$55,783	11.81%	$37,785	>	8.0%	$47,232	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	50,366	10.66%	18,893	>	4.0%	28,339	>	6.0%

Tier 1 Capital
(To Average Assets)	50,366	7.96%	25,305	>	4.0%	31,631	>	5.0%

At June 30, 2009

Total Risk-Based Capital
(To Risk Weighted Assets)	$53,953	10.49%	$41,164	>	8.0%	$51,456	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	49,225	9.57%	20,582	>	4.0%	30,873	>	6.0%

Tier 1 Capital
(To Average Assets)	49,225	7.85%	25,081	>	4.0%	31,351	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At March 31, 2010, Jefferson Federal’s leverage capital ratio was 7.96%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At March 31, 2010, Jefferson Federal had a ratio of total capital to risk-weighted assets of 11.81%. At March 31, 2010, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
January 1, 2010	—	$—	—	509,674	(1)
through
January 31, 2010

Month #2
February 1, 2010	1,369	$5.22	1,369	508,305	(1)
through
February 28, 2010

Month #3
March 1, 2010	18,828	$3.93	18,828	489,477	(1)
through			—
March 31, 2010
Total	20,197	$4.02	20,197	489,477

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.0	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

May 10, 2010	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 10, 2010	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary