Form 10-K
period 2010-06-30
JEFFERSON BANCSHARES INC
filed 2010-09-24
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $28.9 million, based upon the closing price ($4.74 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2009).

The number of shares outstanding of the registrant’s common stock as of September 24, 2010 was 6,648,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders

are incorporated by reference in Part III of this Form 10-K.

i

Note on Forward Looking Statements:

This report, as well as other written communications made from time to time by Jefferson Bancshares, Inc. (the “Company”) and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to:

•

The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets;

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System;

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

•	The inability of the Company to obtain new customers and to retain existing customers;

•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;

•

Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

•	The ability of the Company to develop and maintain secure and reliable electronic systems;

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely;

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected;.

•	The costs, effects and outcomes of existing or future litigation;

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

Additional factors that may affect our results are discussed in this annual report on Form 10-K under “Item 1A, Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ii

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

We currently operate two full-service branch offices and two limited-service drive-through facilities in Hamblen County, Tennessee. The economy of Hamblen County, which has an estimated population of 62,000, is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to the U.S. Bureau of Labor Statistics, the unemployment rate in Hamblen County was 11.4% as of April 2010, the most recent period for which data is available, which was slightly above the national and state unemployment rates at that time.

We also currently operate two full-service branch offices in Knoxville, Tennessee. Knoxville’s population is approximately 183,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The unemployment rate for the Knoxville metropolitan statistical area was 8.5% as of April 2010, which was slightly below the national and state unemployment rates at that time.

As a result of our acquisition of State of Franklin Bancshares in October 2008, we also currently operate six full-service branch offices in the Tri-Cities region. The population of the Tri-Cities region is approximately 500,000 and its economy is largely fueled by manufacturing and trade services. The unemployment rate for the Tri-Cities region combined statistical area was 9.3% as of April 2010, which was slightly below the national and state unemployment rates at that time.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 21.44% of the deposits in Hamblen County, which is the second largest market share out of 10 financial institutions with offices in the county at that date; (ii) 0.30% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 28th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 5.90% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 23 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.47% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 17th largest market share out of 30 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

At June 30, 2010, loans with principal balances of $500,000 or more secured by commercial real estate totaled $95.1 million, or 69.1% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $12.9 million, or 77.8% of multi-family loans. At June 30, 2010, 11 commercial real estate loans totaling $6.0 million were nonaccrual loans.

Construction Loans. We originate loans to finance the construction of one- to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2010, $14.2 million of our construction loans was for the construction of one- to four-family homes and $6.8 million was for the construction of commercial or multi-family real estate. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $350,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

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

At June 30, 2010, our largest land loan had an outstanding balance of $4.0 million and was secured by commercial real estate. At June 30, 2010, loans with principal balances of $500,000 or more secured by unimproved property totaled $16.3 million, or 43.9% of land loans. At June 30, 2010, 17 land loans totaling $6.5 million were nonaccrual loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2010, our regulatory limit on loans to one borrower was $11.7 million. At that date, our largest lending relationship was $9.5 million and consisted of multiple commercial real estate and commercial business loans. These loans were performing according to their original repayment terms at June 30, 2010.

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

At June 30, 2010, our investment portfolio consisted of U.S. agency securities, mortgage-backed securities, municipal securities and corporate securities.

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

Personnel

As of June 30, 2010, we had 136 full-time employees and 19 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2010. The executive officers of Jefferson Federal are:

Name	Age	Position

Anderson L. Smith	62	President and Chief Executive Officer
Douglas H. Rouse	57	Senior Vice President
Jane P. Hutton	51	Senior Vice President and Chief Financial Officer
Eric S. McDaniel	39	Senior Vice President and Chief Information Officer
Janet J. Ketner	57	Executive Vice President of Retail Banking
Anthony J. Carasso	51	President—Knoxville Region
Randal E. Greene	50	President—Tri-Cities Division

Biographical Information

Anderson L. Smith has been President and Chief Executive Officer of Jefferson Bancshares since March 2003 and President and Chief Executive Officer of Jefferson Federal since January 2002. Prior to joining Jefferson Federal, Mr. Smith was President, Consumer Financial Services - East Tennessee Metro, First Tennessee Bank National Association. Director since 2002.

Jane P. Hutton has been Treasurer and Secretary of Jefferson Bancshares since March 2003 and Senior Vice President and Chief Financial Officer of Jefferson Federal since July 2009. From July 2002 to July 2009, Ms. Hutton served as Vice President and Chief Financial Officer of Jefferson Federal. Ms. Hutton was named Chief Financial Officer of Jefferson Bancshares on July 1, 2003. From June 1999 until July 2002, Ms. Hutton served as Assistant Financial Analyst.

Douglas H. Rouse has been Senior Vice President of Jefferson Federal since January 2002. From March 1994 until January 2002, Mr. Rouse served as Vice President.

Eric S. McDaniel has been Senior Vice President and Chief Information Officer of Jefferson Federal since July 2009. From July 2002 to July 2009, Mr. McDaniel served as Vice President and Senior Operations Officer of Jefferson Federal. From March 1996 until July 2002, Mr. McDaniel served as Director of Compliance and Internal Auditor.

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

Subsidiaries

In addition to Jefferson Federal Bank, we currently have one subsidiary, State of Franklin Statutory Trust II. State of Franklin Statutory Trust II is a Delaware statutory trust. In December 2006, State of Franklin Bancshares issued subordinated debentures to State of Franklin Statutory Trust II, which purchased the debentures with the proceeds from the sale of trust preferred securities issued in a private placement. Our net consolidated principal obligation under the debentures and trust preferred securities is $10.0 million.

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

Acquisitions. Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before: (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory CRA ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions.

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

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the consolidated capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and to risk-weighted assets. See “Regulation and Supervision of the Bank—Capital Requirements.” The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which became law on July 21, 2010, requires the Federal Reserve Board to amend its capital requirements for bank holding companies so that they are at least as stringent as those for subsidiary financial institutions themselves. Such amendments will reduce the types of capital instruments that are includable as Tier 1 capital at the holding company level compared to what is currently allowable by the Federal Reserve Board.

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

The Dodd-Frank Act has created the Consumer Financial Protection Bureau (the “Bureau”) to implement federal consumer protection laws. The Bureau will assume responsibility for the existing federal consumer protection laws and regulations and has the authority to impose new requirements. The prudential regulators, however, will retain examination and enforcement authority over an institution’s compliance with such laws and regulations so long as the institution has less than $10 billion in assets.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act directs the FDIC to amend its assessment system so that it is based on total assets less tangible capital rather than deposits. Inasmuch as the FDIC needs to issue regulations to implement this directive and has not yet done so, management cannot yet evaluate the effect of the Bank.

Due to stress on the Deposit Insurance Fund caused by bank failures, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Because of the recent difficult economic conditions, deposit insurance per account owner had been raised to $250,000 for all types of accounts until January 1, 2014. That level was made permanent by the newly enacted Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extends the unlimited coverage of certain noninterest-bearing transaction accounts until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2010 averaged 1.04 basis points of assessable deposits.

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

Under regulations jointly adopted by the federal banking regulators, an institution’s capital adequacy is evaluated on the basis of the institution’s total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total average assets). The following table shows the capital ratio requirements for each prompt corrective action category:

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank is in compliance with these requirements. At June 30, 2010, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Cincinnati, is required to purchase and hold shares of capital stock in the FHLB of Cincinnati. As of June 30, 2010, the Bank held stock in the FHLB of Cincinnati in the amount $4.7 million and was in compliance with the above requirement. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, or financial stress caused by economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Enforcement. The FDIC has extensive enforcement authority over insured non-member banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

Financial Regulatory Legislation

The previously referenced Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions. Those include, but are not limited to, restrictions related to mortgage originations, risk retention requirements as to securitized loans and the noted newly created consumer protection agency. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

The recent economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our loans are secured by real estate or made to businesses in our primary market areas. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 21.44% of the deposits in Hamblen County, which is the second largest market share out of 10 financial institutions with offices in the county at that date; (ii) 0.30% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 28th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 5.90% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 23 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.47% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 17th largest market share out of 30 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2010, $223.3 million, or 50.2%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Regulatory reform may have a material impact on our operations.

President Obama recently signed comprehensive legislation intended to modernize regulation of the United States financial system. The legislation contains several provisions that will have a direct impact on our operations. The legislation creates a new federal agency, the Consumer Financial Protection Bureau, that will be dedicated to administering fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. The legislation also contains changes to the laws governing, among other things, Federal Deposit Insurance Corporation assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. Much of the legislation requires implementation through regulations and, accordingly, a complete assessment of its impact on the Company and the Bank are not yet possible since such regulations have not yet been issued. However, the enactment of the legislation is likely to increase regulatory burdens and costs for us and have a material impact on our operations.

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

We conduct our business through our main office, nine full-service branch offices and two limited-service drive-through facilities located in Hamblen, Knox, Sullivan and Washington Counties, Tennessee. We own all of our offices, except for (i) a drive-through facility located in Morristown, Tennessee, the lease on which expires in 2012 and (ii) land and a temporary branch office in Johnson City, Tennessee, the lease on which expires in March 2012. As of June 30, 2010, the total net book value of our offices was $27.6 million. We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.” As of June 30, 2010, Jefferson Bancshares had approximately 666 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,659,212 shares issued and outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2010 and June 30, 2009 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2010
Fourth quarter	$4.84	$3.70	$0.00
Third quarter	5.48	3.42	0.00
Second quarter	5.70	4.21	0.03
First quarter	7.28	4.75	0.00

Year Ended June 30, 2009
Fourth quarter	$7.94	$4.66	$0.06
Third quarter	9.80	5.05	0.06
Second quarter	9.75	7.50	0.06
First quarter	9.90	8.17	0.06

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2010.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2010 through April 30, 2010	7,224	$4.54	7,224	482,253	(1)

May 1, 2010 through May 31, 2010	5,370	4.23	5,370	476,883	(1)

June 1, 2010 through June 30, 2010	11,908	4.30	11,908	464,975	(1)

Total	24,502	4.36	24,502	464,975

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below is derived from the audited consolidated financial statements of the Company.

	At or For the Year Ended June 30,
	2010	2009	2008	2007	2006

Financial Condition Data:
Total assets	$630,770	$662,655	$330,265	$339,703	$327,137
Loans receivable, net	434,378	498,107	282,483	274,881	254,127
Cash and cash equivalents, interest-bearing deposits	69,303	44,108	17,616	7,734	11,956
Investment securities	62,989	36,544	3,478	27,278	31,845
Borrowings	85,778	91,098	33,000	44,800	52,400
Deposits	479,183	482,167	223,552	220,082	198,843
Stockholders’ equity	56,523	79,505	72,777	73,644	74,543

Operating Data:
Interest income	$30,043	$28,175	$20,846	$21,004	$18,092
Interest expense	11,593	11,619	9,248	9,660	6,935

Net interest income	18,450	16,556	11,598	11,344	11,157
Provision for loan losses	8,809	910	451	30	(68)

Net interest income after provision for loan losses	9,641	15,646	11,147	11,314	11,225

Noninterest income	4,034	3,185	1,520	1,355	1,375
Noninterest expense	39,657	14,683	9,889	10,070	8,950

Earnings before income taxes	(25,982)	4,148	2,778	2,599	3,650
Total income taxes	(1,982)	1,518	1,531	908	1,320

Net earnings	$(24,000)	$2,630	$1,247	$1,691	$2,330

Per Share Data:
Earnings per share, basic	$(3.85)	$0.43	$0.22	$0.28	$0.37
Earnings per share, diluted	$(3.85)	$0.43	$0.22	$0.28	$0.37
Dividends per share	$0.03	$0.24	$0.24	$0.24	$0.265

	At or For the Year Ended June 30,
	2010	2009	2008	2007	2006

Performance Ratios:
Return on average assets	(3.65)%	0.48%	0.37%	0.51%	0.75%
Return on average equity	(29.65)	3.40	1.69	2.28	2.99
Interest rate spread (1)	3.18	3.23	3.00	2.93	3.16
Net interest margin (2)	3.30	3.46	3.73	3.73	3.89
Noninterest expense to average assets (5)	2.72	2.67	2.94	3.05	2.90
Efficiency ratio (3) (5)	83.93	76.57	75.38	79.11	69.97
Average interest-earning assets to average interest-bearing liabilities	105.97	110.52	124.75	125.18	130.28
Dividend payout ratio (4)	N/M	55.81	109.09	85.71	71.62

Capital Ratios:
Tangible capital	7.29	7.85	19.57	19.33	20.09
Core capital	10.35	9.57	19.57	19.33	20.09
Risk-based capital	11.61	10.49	24.16	25.45	27.45
Average equity to average assets	12.33	14.09	21.87	22.48	25.21

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	2.17	0.94	0.65	0.71	0.85
Allowance for loan losses as a percent of nonperforming loans	51.38	78.30	609.97	778.88	629.57
Net charge-offs to average outstanding loans during the period	0.83	0.14	0.20	0.09	0.02
Nonperforming loans as a percent of total loans	4.22	1.20	0.11	0.09	0.13
Nonperforming assets as a percent of total assets	4.18	1.43	0.23	0.15	0.13

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.
(5)	2010 ratios exclude a goodwill impairment charge of $21.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Years Ended June 30, 2010 and 2009

Overview.

	2010	2009	% Change 2010/2009
	(Dollars in thousands, except per share data)
Net earnings	$(24,000)	$2,630	N/M
Net earnings per share, basic	$(3.85)	$0.43	N/M
Net earnings per share, diluted	$(3.85)	$0.43	N/M
Return on average assets	(3.65)%	0.48%
Return on average equity	(29.65)%	3.40%

For the year ended June 30, 2010, the Company reported a loss of $24.0 million, or $3.85 per diluted share, compared to net income of $2.6 million, or $0.43 per diluted share, for the year ended June 30, 2009. The net loss for fiscal 2010 was primarily the result of a noncash goodwill impairment charge totaling $21.8 million. The Company determined that it was appropriate to reduce the level of goodwill recorded in connection with the 2008 acquisition of State of Franklin Bancshares, based on an annual review of goodwill performed by an independent third party. Results for fiscal 2010 were also negatively impacted by a significant increase in the provision for loan losses during fiscal year 2010 due to continued decline in real estate values, higher levels of both net charge-offs and nonperforming assets and continued deterioration in local and national economic conditions. The provision for loan losses for the year ended June 30, 2010 was $8.8 million compared to $910,000 for the year ended June 30, 2009.

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2010 and 2009:

	Year Ended June 30,		% Change
	2010	2009	2010/2009

Interest income:
Loans	$27,038	$25,637	5.5%
Investment securities	2,730	2,308	18.3
Interest-earning deposits	56	40	40.0
FHLB stock	219	190	15.3

Total interest income	30,043	28,175	6.6

Interest expense:
Deposits	8,052	8,653	(6.9)
Borrowings	3,217	2,641	21.8
Subordinated debentures	324	325	(0.3)

Total interest expense	11,593	11,619	(0.2)

Net interest income	$18,450	$16,556	11.4%

Net interest income before loan loss provision increased $1.9 million to $18.5 million for the year ended June 30, 2010. The interest rate spread and net interest margin for the year ended June 30, 2010 were 3.18% and 3.30%, respectively, compared to 3.23% and 3.46%, respectively, for fiscal 2009.

Total interest income increased $1.9 million, or 6.6%, to $30.0 million for fiscal 2010 compared to $28.2 million for fiscal 2009 primarily as a result of an increase in average interest-earning assets. The year ended June 30, 2010 reflects the full period impact of additional interest-earning assets resulting from the State of Franklin Bancshares acquisition. The average volume of earning assets increased $80.0 million to $560.7 million for the year ended June 30, 2010 while the average yield on interest-earning assets decreased 51 basis points to 5.37% compared to fiscal 2009.

Interest on loans increased $1.4 million, or 5.5%, to $27.0 million for fiscal 2010 as a result of the full effect in fiscal 2010 of additional loans resulting from the State of Franklin Bancshares acquisition. The average balance of loans increased $22.4 million, or 5.2%, to $453.5 million, while the average yield on loans remained stable at 5.96%.

Interest on investment securities increased $422,000 to $2.7 million for the year ended June 30, 2010. The increase was primarily the result of a higher average balance of investment securities. The average balance of investment securities increased $24.7 million, to $52.8 million for 2010, due to the investment of a portion of the Company’s excess liquidity into short- and intermediate-term U.S. Government agency step-up bonds. The average yield on investments decreased 318 basis points to 5.32% for fiscal 2010 compared to 8.49% for fiscal 2009. The reduction in the overall yield of the investment portfolio is due to lower market interest rates and changes in the composition of the portfolio. Dividends on Federal Home Loan Bank (“FHLB”) stock were $219,000 for 2010, compared to $190,000 for 2009.

Total interest expense decreased $26,000 to $11.6 million for the year ended June 30, 2010, compared to the prior year. The average volume of interest-bearing liabilities increased $89.5 million, to $529.1 million while the average rate paid on interest-bearing liabilities decreased 45 basis points to 2.19% for fiscal 2010. Interest expense on deposits was $8.1 million for 2010 compared to $8.7 million for fiscal 2009. The average balance of deposits increased $69.2 million to $431.5 million as a result of the full effect in fiscal 2010 of additional deposits resulting from the State of Franklin Bancshares acquisition. The average rate paid on deposits decreased 52 basis points to 1.87% for the year ended June 30, 2010. The Company benefited from declining market interest rates as well as a shift in the mix of deposits towards more transaction accounts. Interest expense on FHLB advances was $3.2 million for fiscal 2010 compared to $2.6 million for fiscal 2009. The average balance of FHLB advances increased $17.3 million to $89.2 million, while the average rate decreased 5 basis points to 3.59%. The increase in FHLB advances is attributable to the full period impact of advances assumed in the State of Franklin Bancshares acquisition.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table nonaccrual loan balances and related accrued interest income have been excluded.

	Year Ended June 30,
	2010			2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$435,450	$27,038	5.96%	$431,016	$25,637	5.95%	$282,111	$19,782	7.01%
Investment securities	52,771	2,730	5.32	28,076	2,308	8.49	18,163	733	4.04
Daily interest deposits	49,710	56	0.11	17,836	40	0.22	8,501	221	2.60
Other earning assets	4,735	219	4.63	3,782	190	5.02	1,809	110	6.08

Total interest-earning assets	560,666	30,043	5.37	480,710	28,175	5.88	310,584	20,846	6.71

Noninterest-earning assets	96,075	—	—	68,282	—	—	25,996	—

Total assets	$656,741	—		$548,992	—		$336,580	—

Interest-bearing liabilities:
Passbook accounts	$84,063	$943	1.12%	$50,506	$640	1.27%	$8,929	$49	0.55%
NOW accounts	52,364	220	0.42	35,119	142	0.40	18,031	104	0.58
Money market accounts	52,292	705	1.35	49,924	800	1.60	46,132	1,399	3.03
Certificates of deposit	242,793	6,184	2.55	226,738	7,071	3.12	140,373	6,113	4.35

Total interest-bearing deposits	431,512	8,052	1.87	362,287	8,653	2.39	213,465	7,665	3.59

Borrowings	90,619	3,217	3.55	72,765	2,641	3.63	35,509	1,583	4.46
Subordinated debentures	6,962	324	4.65	4,578	325	7.10	—	—	—

Total interest-bearing liabilities	529,093	11,593	2.19	439,630	$11,619	2.64	248,974	9,248	3.71

Noninterest-bearing deposits	45,431			29,244			13,284
Other noninterest-bearing liabilities	1,266			2,747			709

Total liabilities	575,791			471,621			262,967

Stockholders’ equity	80,951			77,371			73,613

Total liabilities and stockholders’ equity	$656,741			$548,992			$336,580

Net interest income		$18,450			$16,556			$11,598

Interest rate spread			3.18%			3.23%			3.00%
Net interest margin			3.30%			3.46%			3.73%
Ratio of average interest-earning assets to average interest- bearing liabilities			105.97%			109.34%			124.75%

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

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$1,338	$63	$1,401	$8,320	$(2,465)	$5,855
Investment securities	649	(227)	422	1,811	(236)	1,575
Daily interest-bearing deposits and other interest-earning assets	64	(19)	45	(259)	158	(101)

Total interest-earning assets	2,051	(183)	1,868	9,872	(2,543)	7,329

Interest expense:
Deposits	4,152	(4,753)	(601)	1,901	(913)	988
Borrowings	632	(56)	576	1,286	(228)	1,058
Subordinated debentures	(3)	2	(1)	325	—	325

Total interest-bearing liabilities	4,781	(4,807)	(26)	3,512	(1,141)	2,371

Net change in interest income	$(2,730)	$4,624	$1,894	$6,360	$(1,402)	$4,958

Provision for Loan Losses.

The provision for loan losses for fiscal 2010 was $8.8 million compared to a provision of $910,000 for fiscal 2009. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. The provision for loan losses for 2010 increased due to higher levels of net charge-offs, increases in nonperforming assets, continued decline in real estate values, and continued deterioration in local and national economic conditions. Net charge-offs for the year ended June 30, 2010 amounted to $3.9 million compared to $601,000 for the year ended June 30, 2009. The increase in net charge-offs is primarily attributable to the acquired loan portfolio of State of Franklin Savings Bank.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2010 to 2009.

	2010	2009	% Change 2010/2009
	(Dollars in Thousands)
Mortgage origination fees	$397	$532	(25.4)%
Service charges and fees	1,619	1,384	17.0
Gain on sale of investments	1,188	565	110.3
Gain on sale of fixed assets	(92)	7	N/M
Gain on sale of foreclosed property	(67)	3	N/M
BOLI increase in cash value	236	228	3.5
Other	753	466	61.6

Total noninterest income	$4,034	$3,185	26.7

For the year ended June 30, 2010, noninterest income increased $849,000, or 26.7%, to $4.0 million due primarily to an increase in gain on sale of investment securities. During fiscal 2010, the Company sold several corporate and municipal bonds with higher levels of credit risk, which resulted in gains totaling $1.2 million. These bonds were acquired in connection with the Company’s acquisition of State of Franklin Bancshares in October 2008. Mortgage origination fee income decreased $135,000, or 25.4%, to $397,000 for 2010 due to a lower volume of loans originated. Service charges and fee income increased $235,000 to $1.6 million for the year ended June 30, 2010 due primarily to the full period impact of additional fee income generated following the acquisition of State of Franklin Bancshares.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2010 to 2009.

	2010	2009	% Change 2010/2009
	(Dollars in Thousands)
Compensation and benefits	$7,112	$6,791	4.7%
Occupancy	2,054	1,364	50.6
Equipment and data processing	2,539	2,312	9.8
Deposit insurance premiums	666	787	(15.4)
Advertising	226	132	71.2
Loss on Silverton Bank stock	—	368	(100.0)
Goodwill impairment	21,783	—	—
Professional services	649	413	57.1%
Valuation adjustment and expenses on OREO	1,107	148	648.0
Amortization of intangible assets	553	393	40.7
Other	2,968	1,975	50.3

Total noninterest expense	$39,657	$14,683	170.1

For the year ended June 30, 2010, noninterest expense increased $25.0 million to $39.7 million due primarily to the one time noncash goodwill impairment charge totaling $21.8 million. Noninterest expense for fiscal 2010 includes the full period impact of costs incurred in operating six additional full-service offices obtained in connection with the acquisition of State of Franklin. Amortization of the core deposit intangible (“CDI”) was $553,000 for fiscal 2010 compared to $393,000 for fiscal 2009. CDI totaled $3.4 million at the acquisition date and is being amortized over a 10 year period on an accelerated basis. Expenses related to other real estate owned increased to $1.1 million for fiscal 2010 compared to $148,000 for fiscal 2009 due to valuation adjustments and expenses related to the maintenance and disposition of foreclosed real estate.

Income Taxes.

For the year ended June 30, 2010, income tax expense decreased to ($2.0) million compared to $1.5 million for the year ended June 30, 2009. The decrease in income tax expense was due to the loss of $24.0 million compared to net income of $12.6 million for the year ended December 31, 2009.

Balance Sheet Analysis

Loans. Net loans decreased $63.7 million, or 12.8%, to $434.4 million at June 30, 2010 compared to $498.1 million at June 30, 2009. Loan payments and payoffs exceeded loan originations during fiscal 2010 as the downturn in the economy has resulted in weakened loan demand. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2010, real estate loans totaled $371.0 million, or 83.5% of our total loans, compared to $421.1 million, or 83.7% of total loans at June 30, 2009. Real estate loans decreased $50.2 million, or 11.9%, in fiscal 2010.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$136,430	30.7%	$144,659	28.7%	$63,340	22.3%	$69,693	25.1%	$77,415	30.2%
Home equity lines of credit	19,768	4.4	22,467	4.5	5,723	2.0	5,470	2.0	5,954	2.3
Commercial	140,024	31.5	159,608	31.7	90,933	32.0	86,929	31.4	77,519	30.2
Multi-family	16,536	3.7	6,584	1.3	4,219	1.5	8,182	3.0	7,929	3.1
Construction	21,073	4.7	40,831	8.1	19,553	6.9	21,634	7.8	13,454	5.2
Land	37,135	8.4	46,987	9.3	40,862	14.4	33,604	12.1	27,133	10.6

Total real estate loans	370,966	83.5	421,136	83.7	224,630	78.9	225,512	81.4	209,404	81.6

Commercial business loans	66,699	15.0	73,467	14.6	52,037	18.3	41,667	15.0	35,665	13.9

Non-real estate loans:
Automobile loans	1,848	0.4	2,754	0.5	3,973	1.4	6,423	2.3	8,458	3.3
Mobile home loans	23	0.0	43	0.0	60	0.0	82	0.0	234	0.1
Loans secured by deposits	1,372	0.3	1,322	0.3	930	0.3	978	0.4	977	0.4
Other consumer loans	3,566	0.8	4,609	0.9	2,961	1.0	2,540	0.9	1,854	0.7

Total non-real estate loans	6,809	1.5	8,728	1.7	7,924	2.8	10,023	3.6	11,523	4.5

Total gross loans	444,474	100.0%	503,331	100.00%	284,591	100.00%	277,202	100.0%	256,592	100.0%

Less:
Deferred loan fees, net	(447)		(502)		(272)		(366)		(293)
Allowance for losses	(9,649)		(4,722)		(1,836)		(1,955)		(2,172)

Total loans receivable, net	$434,378		$498,107		$282,483		$274,881		$254,127

The following table sets forth certain information at June 30, 2010 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$98,981	$38,178	$3,735	$140,894
More than one to three years	75,113	15,757	2,492	93,362
More than three to five years	57,488	10,925	582	68,995
More than five to 15 years	54,987	1,839	—	56,826
More than 15 years	84,397	—	—	84,397

Total	$370,966	$66,699	$6,809	$444,474

The following table sets forth the dollar amount of all loans at June 30, 2010 that are due after June 30, 2011 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$39,626	$82,563	$122,189
Home equity lines of credit	132	18,982	19,114
Commercial	53,745	49,162	102,907
Multi-family	2,158	6,891	9,049
Construction	663	6,914	7,577
Land	8,752	2,397	11,149
Commercial business loans	18,249	10,272	28,521
Consumer loans	2,596	478	3,074

Total	$125,921	$177,659	$303,580

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2010	2009	2008
	(In thousands)

Total loans at beginning of period	$503,331	$284,591	$277,202

Loans acquired in acquisition	—	222,756	—
Loans originated:
Real estate	27,420	82,244	75,879
Commercial business	23,210	41,908	79,396
Consumer	2,008	5,054	8,691

Total loans originated	52,638	129,206	163,966
Loan principal repayments	(111,495)	(133,222)	(156,577)

Net loan activity	(58,857)	(4,016)	7,389

Total gross loans at end of period	$444,474	$503,331	$284,591

Investments. Our investment portfolio consists of U.S. agency securities, mortgage-backed securities, corporate securities, and municipal securities. Investment securities increased $26.4 million to $63.0 million at June 30, 2010 compared to $36.5 million at June 30, 2009 due to the investment of a portion of the Company’s excess liquidity into short- and intermediate-term U.S. agency securities. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $2.0 million, or $1.2 million net of taxes. The increase in the investment portfolio reflects security purchases totaling $64.3 million, partially offset by sales and calls of securities totaling approximately $40.2 million. During the year ended June 30, 2010, the Company sold several corporate and municipal bonds with higher levels of credit risk, which resulted in gains totaling $1.2 million. These bonds had a book value of $4.4 million and were acquired in connection with the Company’s acquisition of State of Franklin Bancshares in October 2008.

	At June 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency securities	$31,975	$32,107	$4,206	$4,147	$—	$—
Municipal securities	5,650	24,313	4,523	4,467	3,506	3,478
Mortgage-backed securities	21,812	5,764	23,088	23,521	—	—
Other securities	1,597	805	4,483	4,309	—	—

Total	$61,034	$62,989	$36,300	$36,544	$3,506	$3,478

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2010.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Federal agency securities	$22,391	1.08%	$4,721	2.95%	$4,995	4.52%	$32,107	1.79%
Mortgage-backed securities	205	4.01	1,252	2.42	22,856	6.41	24,313	6.16
Municipal securities	1,464	5.65	1,995	5.10	1,773	5.74	5,232	5.47
Other securities	—	0.00	—	0.00	805	1.44	805	1.48

Total	$24,060	1.38%	$7,968	3.41%	$30,429	5.93%	$62,457	3.72%

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Total deposits decreased $3.0 million, to $479.2 million at June 30, 2010 primarily due to planned runoff of higher costing time deposits which more than offset increases in transaction accounts. Management monitors the deposit mix and deposit pricing on a regular basis and has focused on growth in lower cost transaction accounts. Our deposit pricing strategy is to offer competitive rates, but not to offer the highest deposit rates in our markets.

	At June 30,
	2010	2009	2008
	(In thousands)
Noninterest-bearing accounts	$41,653	$48,913	$17,517
NOW accounts	58,257	43,795	20,352
Passbook accounts	82,830	69,074	9,153
Money market deposit accounts	56,247	48,332	49,781
Certificates of deposit	240,196	272,053	126,749

Total	$479,183	$482,167	$223,552

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2010. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$18,470
Over three through six months	16,813
Over six through twelve months	44,190
Over twelve months	21,270

Total	$100,743

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2010	2009	2008
	(In thousands)
1.01 – 2.00%	$183,723	$28,992	$2,234
2.01 – 3.00%	22,211	58,920	25,351
3.01 – 4.00%	22,273	108,640	60,067
4.01 – 5.00%	11,989	69,225	33,608
5.01 – 6.00%	—	6,276	5,489

Total	$240,196	$272,053	$126,749

The following table sets forth the amount and maturities of time deposits at June 30, 2010.

	At June 30, 2010
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4 or More Years	Total	Percent of Total Certificate Accounts
	(In Thousands)
1.01 – 2.00%	$166,255	$13,531	$3,521	$37	$379	$183,723	76.5%
2.01 – 3.00%	13,448	6,109	1,923	531	200	22,211	9.2
3.01 – 4.00%	16,972	5,235	34	32	—	22,273	9.3
4.01 – 5.00%	5,050	4,847	1,493	599	—	11,989	5.0

Total	$201,725	$29,722	$6,971	$1,199	$579	$240,196	100.0%

Borrowings. We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances were $84.8 million at June 30, 2010 compared to $90.3 million at June 30, 2009. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$90,269	$91,506	$44,300
Average advances outstanding	89,241	71,929	35,509
Weighted average interest rate during the period	3.59%	3.65%	4.46%
Balance outstanding at end of period	$84,834	$90,309	$33,000
Weighted average interest rate at end of period	4.08%	4.14%	4.14%

Stockholders’ Equity. Stockholders’ equity decreased $23.0 million to $56.5 million at June 30, 2010 compared to $79.5 million at June 30, 2009. This decrease was primarily attributable to a $21.8 million goodwill impairment charge recognized by the Company for fiscal 2010 that resulted in a decrease in retained earnings from $36.1 million at June 30, 2009 to $12.0 million at June 30, 2010. The impairment charge does not impact the regulatory capital ratios of the company or the bank as goodwill is excluded from regulatory capital. The Bank’s total risk-based capital ratio was 11.61% at June 30, 2010, compared to 10.49% at June 30, 2009. During the year ended June 30, 2010, there were 47,277 shares of Company common stock purchased through the Company’s stock repurchase program at a cost of $202,000. At June 30, 2010, an additional 464,975 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2010, the adjustment to stockholders’ equity was a net unrealized gain of $1.2 million compared to a net unrealized gain of $150,000 at June 30, 2009.

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

The allowance for loan losses increased $4.9 million to $9.6 million at June 30, 2010. The increase in the allowance for loan losses reflects higher levels of net charge-offs, increases in nonperforming assets, continued decline in real estate values, and continued deterioration in local and national economic conditions. Primarily as a result of management’s evaluation of credit quality and current economic conditions, the provision for loan losses was $8.8 million for fiscal 2010, compared to a provision of $910,000 for fiscal 2009. Net charge-offs were $3.9 million for fiscal 2010 compared to $601,000 for fiscal 2009. At June 30, 2010, our allowance for loan losses represented 2.17% of total gross loans and 51.4% of nonperforming loans, compared to 0.94% of total gross loans and 78.3% of nonperforming loans at June 30, 2009.

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

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$4,722	$1,836	$1,955	$2,172	$2,293
Provision for loan losses	8,809	910	451	30	(68)
Reserve for acquired bank	—	2,577	—	—	—
Recoveries:
Real estate loans	7	22	28	32	29
Commercial business loans	3	29	12	30	45
Consumer loans	51	63	75	65	119

Total recoveries	61	114	115	127	193

Charge offs:
Real estate loans	(1,955)	(220)	(497)	(159)	(107)
Commercial business loans	(1,869)	(327)	(30)	(25)	(2)
Consumer loans	(119)	(168)	(158)	(190)	(137)

Total charge-offs	(3,943)	(715)	(685)	(374)	(246)

Net charge-offs	(3,882)	(601)	(570)	(247)	(53)

Allowance at end of period	$9,649	$4,722	$1,836	$1,955	$2,172

Allowance to nonperforming loans	51.38%	78.30%	609.97%	778.88%	629.57%
Allowance to total gross loans outstanding at the end of the period	2.17%	0.94%	0.65%	0.71%	0.85%
Net charge-offs to average loans outstanding during the period	0.83%	0.14%	0.20%	0.09%	0.02%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$7,857	81.4%	83.5%	$3,819	80.9%	83.7%
Commercial business	1,675	17.4	15.0	755	16.0	14.6
Consumer	117	1.2	1.5	148	3.1	1.7
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$9,649	100.0%	100.0%	$4,722	100.0%	100.0%

	At June 30,
	2008			2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate	$1,448	78.9%	78.9%	$1,445	73.9%	81.4%	$1,649	75.9%	81.6%
Commercial business	235	12.8	18.3	273	14.0	15.0	454	20.9	13.9
Consumer	153	8.3	2.8	237	12.1	3.6	69	3.2	4.5
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$1,836	100.0%	100.0%	$1,955	100.0%	100.0%	$2,172	100.0%	100.0%

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

Nonperforming assets increased to $26.4 million, or 4.18% of total assets, at June 30, 2010, compared to $9.5 million, or 1.43% at June 30, 2009 as a result of the economic downturn. Foreclosed real estate increased $3.5 million to $6.9 million at June 30, 2010. At June 30, 2010, foreclosed real estate consisted of $3.4 million of single family homes, $1.4 million of vacant land and $2.0 million of commercial real estate. Nonaccrual loans totaled $18.8 million at June 30, 2010 compared to $6.0 million at June 30, 2009. The increase in nonaccrual loans is primarily due to an increase in both nonaccrual commercial and residential real estate loans.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2010, impaired loans totaled $35.3 million.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$17,367	$5,724	$139	$251	$296
Commercial business	1,309	252	162	—	49
Consumer	103	55	—	—	—

Total	18,779	6,031	301	251	345

Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	18,779	6,031	301	251	345

Nonaccrual investments	731	—	—	—	—
Real estate owned	6,865	3,328	462	275	74
Other nonperforming assets(1)	—	106	5	—	16

Total nonperforming assets	$26,375	$9,465	$768	$526	$435

Total nonperforming loans to total loans	4.22%	1.20%	0.11%	0.09%	0.13%

Total nonperforming loans to total assets	2.98%	0.91%	0.09%	0.07%	0.11%

Total nonperforming assets to total assets	4.18%	1.43%	0.23%	0.15%	0.13%

(1)	Consists primarily of repossessed automobiles and mobile homes.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2010	2009	2008
	(In thousands)
Substandard assets	$30,747	$33,165	$3,490
Doubtful assets	—	99	—
Loss assets	—	—	—

Total classified assets	$30,747	$33,264	$3,490

At each of the dates in the above table, substandard assets consisted of nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $13.3 million, $27.5 million and $4.3 million at June 30, 2010, 2009 and 2008, respectively. At June 30, 2010, we also had $20.8 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard. At that date, $165,000 of the allowance for loan losses related to those loans.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2010		2009		2008
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate loans	$2,665	1,612	$1,032	$2,228	$1,296	$109
Commercial business loans	647	207	631	421	520	—
Consumer loans	104	7	60	19	60	—

Total	$3,416	$1,826	$1,755	$2,668	$1,876	$109

At June 30, 2010 and 2009, delinquent loans consisted primarily of loans secured by commercial and residential real estate. At June 30, 2008, delinquent loans consisted primarily of loans secured by residential real estate.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $5.1 million, interest-bearing deposits totaled $59.2 million, and fed funds sold totaled $5.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $63.0 million at June 30, 2010. At June 30, 2010, FHLB advances were $84.8 million and represented full utilization of the Company’s borrowing capacity with the FHLB. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company also maintains federal funds lines with two banks totaling $20.0 million under which no borrowings were outstanding. In addition, the Company maintains borrowing capacity with the Federal Reserve Bank of Atlanta, which amounted to approximately $13.8 million at June 30, 2010.

At June 30, 2010, we had $18.0 million in commitments to extend credit. In addition, we had $5.3 million in unused letters of credit and $36.2 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2010 totaled $190.7 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2010.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Federal Home Loan Bank advances	$84,004	$26,000	$37,000	$15,000	$6,004
Subordinated debentures	10,001	—	—	—	10,001
Capital lease obligations	—	—	—	—	—
Operating lease obligations	103	59	44	—	—
Purchase obligations	4,366	1,026	2,052	1,288	—

Total	$98,474	$27,085	$39,096	$16,288	$16,005

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2010, we originated $52.6 million of loans. In fiscal 2009, we originated $129.2 million of loans and in fiscal 2008 we originated $164.0 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $3.0 million in the year ended June 30, 2010, a net decrease in total deposits of $2.9 million for the year ended June 30, 2009 and a net increase in total deposits of $3.5 million for the year ended June 30, 2008, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advance activity reflected a decrease of $5.5 million at June 30, 2010 and a decrease of $25,000 and $11.8 million at June 30, 2009 and 2008, respectively.

We are subject to various regulatory capital requirements administered by the federal prompt corrective action regulations, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation of the Bank—Capital Requirements.”

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

For the three months and year ended June 30, 2010, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of New Accounting Pronouncements

The impact of new accounting pronouncements is discussed in Note 4 to the Company’s Audited Consolidated Financial Statements beginning on page F-12 and incorporated herein by reference.

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

The following table presents the estimated impact on net interest income and equity due to immediate changes in interest rates at the specified levels at June 30, 2010:

	Change In:
Change in Interest Rates (In Basis Points)	Net Interest Income		Economic Value of Equity
	$ Change	% Change	Market Value	Change

300	$20,128	12.9%	63,706	(3.3)%
200	18,684	4.8	62,864	(4.6)
100	17,857	0.2	64,986	(1.4)
No change	17,829	0.0	65,912	0.0
(100)	18,372	3.0	65,759	(0.2)
(200)	18,135	1.7	66,935	1.6

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

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-1 through F-38 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PA RT III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business—Executive Officers of the Registrant.” The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following table provides information as of June 30, 2010 for compensation plans under which equity securities may be issued. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	551,490	$12.74	331,909
Equity compensation plans not approved by security holders	—	—	—
Total	551,490	$12.74	331,909

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

•     Report of Independent Registered Public Accounting Firm.

•     Consolidated Balance Sheets for the Years Ended June 30, 2010 and 2009.

•     Consolidated Statements of Earnings for the Years Ended June 30, 2010 and 2009.

•     Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2010 and 2009.

•     Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009.

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

10.1    Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (3)

10.2    Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (4)

10.3    Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan* (1)

10.4    1995 Jefferson Federal Savings and Loan Association Stock Option Plan* (1)

10.5    Jefferson Federal Bank Supplemental Executive Retirement Plan* (1)

10.6    Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan* (5)

10.7    Employment Agreement between Randal R. Greene, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (6)

11.0    Statement re: computation of per share earnings (7)

21.0    List of Subsidiaries

23.0    Consent of Craine, Thompson & Jones, P.C.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0    Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference from the Exhibits to Registration Statement on Form S-1 and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K, filed on October 26, 2007.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(4)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(5)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(6)	Incorporated herein by referenced to the Exhibits to the Current Report on Form 8-K filed on November 4, 2008.
(7)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements beginning on page F-11.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 24, 2010	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith Anderson L. Smith	President, Chief Executive Officer and Director (principal executive officer)	September 24, 2010

/s/ Jane P. Hutton Jane P. Hutton	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	September 24, 2010

/s/ H. Scott Reams H. Scott Reams	Director	September 24, 2010

/s/ Dr. Jack E. Campbell Dr. Jack E. Campbell	Director	September 24, 2010

/s/ Dr. Terry M. Brimer Dr. Terry M. Brimer	Director	September 24, 2010

/s/ William T. Hale William T. Hale	Director	September 24, 2010

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2010 based on the specified criteria. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Jefferson Bancshares, Inc. and Subsidiaries

Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Morristown, Tennesse
September 14, 2010

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,
	2010	2009
Assets
Cash and cash equivalents	$5,071	$8,328
Interest-earning deposits	59,232	20,814
Fed funds sold	5,000	14,966
Investment securities classified as available for sale, net	62,989	36,544
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,390	6,155
Loans receivable, net of allowance for loan losses of $9,649 and $4,722	434,378	498,107
Loans held-for-sale	1,153	881
Premises and equipment, net	27,555	32,395
Foreclosed real estate, net	6,851	3,328
Accrued interest receivable:
Investments	256	241
Loans receivable	1,744	2,017
Deferred tax asset	8,524	7,337
Goodwill and other intangibles	2,475	24,811
Other assets	4,417	1,996

Total Assets	$630,770	$662,655

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$41,653	$48,913
Interest-bearing	437,530	433,254
Repurchase agreements	944	789
Federal Home Loan Bank advances	84,834	90,309
Subordinated debentures	7,021	6,910
Other liabilities	2,265	2,943
Accrued income taxes	—	32

Total liabilities	574,247	583,150

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,659,212 and 6,706,489 shares outstanding at June 30, 2010 and 2009, respectively	92	92

Additional paid-in capital	79,175	79,394
Unearned ESOP shares	(3,673)	(4,105)
Unearned compensation	(1,053)	(1,121)
Accumulated other comprehensive income	1,206	150
Retained earnings	12,023	36,140
Treasury stock, at cost (2,523,160 and 2,475,883 shares)	(31,247)	(31,045)

Total stockholders’ equity	56,523	79,505

Total liabilities and stockholders’ equity	$630,770	$662,655

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in Thousands Except Per Share Amounts)

	2010	2009
Interest income:
Interest on loans receivable	$27,038	$25,637
Interest on investment securities	2,730	2,308
Other interest	275	230

Total interest income	30,043	28,175

Interest expense:
Deposits	8,052	8,653
Securities sold under repurchase agreements	9	18
Advances from FHLB	3,208	2,623
Subordinated debentures	324	325

Total interest expense	11,593	11,619

Net interest income	18,450	16,556
Provision for loan losses	8,809	910

Net interest income after provision for loan losses	9,641	15,646

Noninterest income:
Mortgage origination income	397	532
Service charges and fees	1,619	1,384
Gain on sale of fixed assets	(92)	7
Gain (loss) on sale of investment securities, net	1,188	565
Gain on sale of foreclosed real estate, net	(67)	3
BOLI increase in cash value	236	228
Other	753	466

Total noninterest income	4,034	3,185

Noninterest expense:
Compensation and benefits	7,112	6,791
Occupancy expense	2,054	1,364
Equipment and data processing expense	2,539	2,312
DIF deposit insurance premiums	666	787
Advertising	226	132
Loss on Silverton Bank stock	—	368
Goodwill impairment	21,783	—
Professional services	649	413
Valuation adjustment and expenses on OREO	1,107	148
Amortization of intangible assets	553	393
Other	2,968	1,975

Total noninterest expense	39,657	14,683

(Loss)/earnings before income taxes	(25,982)	4,148

Income taxes:
Current	14	786
Deferred	(1,996)	732

Total income taxes	(1,982)	1,518

Net (loss)/earnings	$(24,000)	$2,630

Net (loss)/earnings per share, basic	$(3.85)	$0.43

Net (loss)/earnings per share, diluted	$(3.85)	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders' Equity

Balance at June 30, 2008	$84	$72,959	$(4,537)	$(1,659)	$(17)	$34,965	$(29,018)	$72,777

Comprehensive income:
Net earnings	—	—	—	—	—	2,630	—	2,630
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $104	—	—	—	—	167	—	—	167

Total comprehensive income	—	—	—	—	—	—	—	2,797
Dividends	—	—	—	—	—	(1,587)	—	(1,587)
Dividends used for ESOP payment	—	—	—	—	—	115	—	115
Dividends used for MRP and ESOP expenses	—	—	—	—	—	17	—	17
Shares committed to be released by the ESOP	—	(91)	432	—	—	—	—	341
Stock options expensed	—	130	—	—	—	—	—	130
Earned portion of stock grants	—	—	—	538	—	—	—	538
Issuance of shares in acquisition (735,997 shares)	8	6,396						6,404
Purchase of common stock (237,210 shares)	—	—	—	—	—	—	(2,027)	(2,027)

Balance at June 30, 2009	92	79,394	(4,105)	(1,121)	150	36,140	(31,045)	79,505

Comprehensive income:
Net loss	—	—	—	—	—	(24,000)	—	(24,000)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $655	—	—	—	—	1,056	—	—	1,056

Total comprehensive loss	—	—	—	—	—	—	—	(22,944)
Dividends	—	—	—	—	—	(200)	—	(200)
Dividends used for ESOP payment	—	—	—	—	—	78	—	78
Dividends used for MRP and ESOP expenses	—	—	—	—	—	5	—	5
Shares committed to be released by the ESOP	—	(219)	432	—	—	—	—	213
Earned portion of stock grants	—	—	—	68	—	—	—	68
Purchase of common stock (47,277 shares)	—	—	—	—	—	—	(202)	(202)

Balance at June 30, 2010	$92	$79,175	$(3,673)	$(1,053)	$1,206	$12,023	$(31,247)	$56,523

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended June 30,
	2010	2009

Cash flows from operating activities:
Net (loss) earnings	$(24,000)	$2,630
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	211	343
Depreciation and amortization expense	1,641	1,241
Charge for goodwill impairment	21,783	—
Amortization of premiums (discounts), net on investment securities	(703)	1,233
Provision for loan losses	8,809	910
(Gain) loss on sale of fixed assets	92	(7)
(Gain) loss on sale of investment securities and mortgage-backed securities, net	(1,188)	(565)
FHLB stock dividends	—	(25)
Amortization of deferred loan fees, net	(296)	(236)
Loss on sale of foreclosed real estate, net	67	3
Deferred tax expense	(1,996)	732
Tax benefit from stock options and MRP	—	—
Originations of mortgage loans held for sale	(17,748)	(30,502)
Proceeds from sale of mortgage loans	17,476	29,879
Increase in cash value of life insurance	(235)	(229)
Earned portion of MRP	68	284
Stock options expensed	—	130
Decrease (increase) in:
Accrued interest receivable	258	370
Other assets	(2,421)	(2,433)
Increase (decrease) in other liabilities and accrued income taxes	(308)	251

Net cash provided by (used for) operating activities	1,510	4,009

Cash flows from investing activities:
Loan originations, net of principal collections	49,603	2,376
Investment securities classified as available for sale:
Purchased	(64,294)	(13,902)
Proceeds from sale	5,636	1,179
Proceeds from maturities, calls and prepayments	35,815	13,493
Acquisition, net of cash received	—	27,156
Purchase of premises and equipment	(192)	(1,515)
Proceeds from the sale of fixed assets	3,323	29
Proceeds from sale of (additions to) foreclosed real estate, net	2,032	247

Net cash provided by (used for) investing activities	31,923	29,063

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Continued)

	Years Ended June 30,
	2010	2009

Cash flows from financing activities:
Net increase (decrease) in deposits	$(2,554)	$(2,860)
Net increase (decrease) in repurchase agreements	155	(111)
Proceeds from advances from FHLB	—	17,000
Repayment of FHLB advances	(5,034)	(17,025)
Purchase of treasury stock	(202)	(2,027)
Dividends paid	(603)	(1,557)

Net cash provided by (used for) financing activities	(8,238)	(6,580)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	25,195	26,492
Cash, cash equivalents and interest-earning deposits at beginning of period	44,108	17,616

Cash, cash equivalents and interest-earning deposits at end of period	$69,303	$44,108

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$7,812	$8,785
Interest on borrowed funds	$3,213	$2,641
Income taxes	$410	$1,245
Real estate acquired in settlement of loans	$6,406	$4,898

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

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

As discussed further in Note 19, the Company completed its acquisition of State of Franklin during the fiscal year ending June 30, 2009. State of Franklin operates as a division of Jefferson Federal Bank.

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

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions, interest-bearing deposits in other depository institutions and fed funds sold with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $64,232 and $35,780 at June 30, 2010 and 2009, respectively.

b.	Investments in debt securities are classified as “held-to-maturity” or “available-for-sale” depending upon the intent of management with respect to the particular investments. Investments classified as “held-to-maturity” are carried at cost while those identified as “available-for-sale” are carried at fair value. All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method. Management has the positive intent and ability to carry those securities classified as “held-to-maturity” to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value. “Available-for-sale” securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders’ equity (i.e., other comprehensive income). Investments in equity securities are carried at the lower of cost or market. The cost of securities sold is determined by specific identification.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.	Credit related financial instruments arising in the ordinary course of business consist primarily of commitments to extend credit. Such financial instruments are recorded when they are funded.

g.	Premises and equipment are carried at cost, less accumulated depreciation. Expenditures for assets with a life greater than one year and costing more than $1,000 are generally capitalized. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Estimated lives for buildings, leasehold improvements, equipment and furniture are thirty-nine, thirty-nine, five and seven years, respectively. Estimated lives for building improvements are evaluated on a case-by-case basis and depreciated over the estimated remaining life of the improvement.

h.	Foreclosed real estate is initially recorded, and subsequently carried, at the lower of cost or fair value less estimated selling costs. Costs related to improvement of foreclosed real estate are capitalized.

i.	Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

j.	GAAP requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period.

The Company utilizes the prospective application transition method. This method requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $0 for the fiscal year ending June 30, 2010 and $103 for the fiscal year ending June 30, 2009, the completion date of the requisite service period. GAAP provides for the use of alternative models to determine compensation cost related to stock option grants. The Company has determined the estimated fair value of stock options at grant date using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

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

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank. At June 30, 2010 and 2009, these reserve balances amounted to $3,409 and $3,385, respectively.

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

	Year Ended June 30, 2010	Year Ended June 30, 2009
Weighted average number of common shares used in computing basic earnings per common share	6,226,921	6,058,580

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,226,921	6,058,580

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 855 – In May 2009, the FASB issued FASB ASC 855, Subsequent Events. Under this standard, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. This standard requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The standard also requires entities to disclose the date through which subsequent events have been evaluated. This standard was effective for interim and annual reporting periods ending after June 15, 2009.

ASU 2010-09 – The FASB issued Accounting Standard Update 2010-09 in February 2010 as an amendment to FASB ASC 855, Subsequent Events for public companies (SEC filers). The Accounting Standards Update defines an SEC Filer, clarifies the requirement that subsequent events for these entities be evaluated through the date the financial statements are issued and removes the requirement for an SEC filer to disclose a date through which subsequent events are evaluated (as originally prescribed in FASB ASC 855). The standard update is effective February 24, 2010 upon issuance. The Company has adopted the provisions of this new guidance and there was no impact on the Company’s financial statements.

ASU 2010-20 – In July 2010, FASB issued Accounting Standard Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendment applies to all public and non-public entities and the main objective is to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Disclosures required under this standard update will discuss the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. This amendment is effective for public entities for interim and annual reporting periods ending on or after December 15, 2010. The effective date for non-public entities are effective for annual reporting periods ending on or after December 15, 2011. Management is currently evaluating the impact of this amendment on future interim and annual reporting.

FASB ASC 810 – In December 2009, the FASB issued FASB ASC 810, Consolidations. This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The adoption of this standard did not have a significant impact on the Company’s financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB ASC 105-10 – In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards were superseded. The Company adopted this standard for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

FASB ASC 320-10 – In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities. The guidance (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under these standards, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. These standards were effective for interim and annual periods ending after June 15, 2009 and became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC 825 – In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments. This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information at interim reporting periods. Under these standards, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company provides this information in its annual financial statements and provided the disclosures in the Company’s interim financial statements beginning the first quarter September 30, 2009.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$31,975	$132	$—	$32,107
Mortgage-backed securities	21,812	2,643	(142)	24,313
Municipal securities	5,650	126	(12)	5,764
Other securities	1,597	183	(975)	805

Total securities available-for-sale	$61,034	$3,084	$(1,129)	$62,989

Weighted-average rate	3.73%

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$4,206	$6	$(65)	$4,147
Mortgage-backed securities	23,088	1,395	(962)	23,521
Municipal securities	4,523	63	(19)	4,567
Other securities	4,483	631	(805)	4,309

Total securities available-for-sale	$36,300	$2,095	$(1,851)	$36,544

Weighted-average rate	7.65%

Investment securities with a carrying value of $9,574 and $14,296 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2010 and 2009, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Federal agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,944	(137)	264	(5)	2,208	(142)
Municipal securities	1,455	(12)	—	—	1,455	(12)
Other securities	507	(975)	—	—	507	(975)

	$3,906	$(1,124)	$264	$(5)	$4,170	$(1,129)

June 30, 2009
Federal agency securities	$3,251	$(65)	$—	$—	$3,251	$(65)
Mortgage-backed securities	2,980	(962)	—	—	2,980	(962)
Municipal securities	810	(19)	—	—	810	(19)
Other securities	1,456	(805)	—	—	1,456	(805)

	$8,497	$(1,851)	$—	$—	$8,497	$(1,851)

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

Maturities of debt securities at June 30, 2010, are summarized as follows:

	Amortized Cost	Fair Value	Weighted Average Yield
Within 1 year	$525	$532	5.15%
Over 1 year through 5 years	23,963	24,060	1.38%
After 5 years through 10 years	7,847	7,968	3.41%
Over 10 years	28,699	30,429	5.93%

	$61,034	$62,989	3.73%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Years Ended June 30,
	2010	2009
Proceeds from sales	$5,636	$1,179

Gross realized gains	$1,224	$565
Gross realized losses	(36)	—

Net gains	$1,188	$565

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2010	2009

Real estate loans:
Residential one-to four-family	$136,430	$144,659
Multi-family	16,536	6,584
Construction	21,073	40,831
Commercial	140,024	159,608
Land	37,135	46,987
Home equity line of credit	19,768	22,467

Total real estate loans	370,966	421,136

Commercial business loans	66,699	73,467

Consumer Loans:
Loans secured by deposit accounts	1,372	1,322
Other consumer loans	3,566	4,609
Automobile loans	1,848	2,754
Mobile home loans	23	43

Total consumer loans	6,809	8,728

Sub-total	444,474	503,331

Less:
Deferred loan fees, net	(447)	(502)
Allowance for losses	(9,649)	(4,722)

Loans receivable, net	$434,378	$498,107

Weighted average rate	6.02%	5.88%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2010	2009

Impaired loans without a valuation allowance	$14,340	$—
Impaired loans with a valuation allowance	20,952	5,346

Total impaired loans	$35,292	$5,346

Valuation allowance related to impaired loans	$5,476	$814
Total non-accrual loans	$18,779	$6,031

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

	Years Ended June 30,
	2010	2009

Average investment in impaired loans	$28,749	$892
Interest income recognized on impaired loans	$807	$224

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate. Construction loans are secured by commercial real estate and single-family dwellings.

Following is a summary of activity in allowance for loan losses:

	Years Ended June 30,
	2010	2009

Balance, beginning of period	$4,722	$1,836
Allowance of acquired bank	—	2,577
Loans charged-off	(3,944)	(715)
Recoveries	62	114
Provision for loan losses	8,809	910

Balance, end of period	$9,649	$4,722

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance at June 30, 2009	$6,532

Additions	170
Reclassifications	(5,334)
Repayments	(43)

Balance at June 30, 2010	$1,325

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30
	2010	2009
Land	$6,239	$6,959
Office building	21,790	23,719
Leasehold improvements	—	969
Furniture and equipment	5,537	5,607

	33,566	37,254
Less: accumulated depreciation and amortization	6,011	4,859

	$27,555	$32,395

Depreciation expense for the years ended June 30, 2010 and 2009 was $1,621 and $848, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2010, pertaining to real property, future minimum payments are as follows:

For the year ended June 30,
2011	$59
2012	44
2013	—

$103

Lease expense for June 30, 2010 and 2009 was $186 and $126, respectively.

The Company has also entered into a service contract for data processing services. Future minimum payments under this agreement are as follows:

For the year ended June 30,
2011	$1,026
2012	1,026
2013	1,026
2014	1,022
2015	266

$4,366

Data processing service expense for June 30, 2010 and 2009 was $1,349 and $1,313, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS

Deposits are summarized as follows:

	June 30,
	2010	2009
Description and Interest Rate
Non-interest bearing accounts	$41,653	$48,913
Interest bearing checking accounts, 0.39% and 0.38%, respectively	58,257	43,795
Savings accounts, 0.97% and 1.12%, respectively	82,830	69,074
Money market deposit accounts, 1.25% and 1.41%, respectively	56,247	48,332

Total transaction accounts	238,987	210,114

Certificates:
0.00 - 1.00%
1.01 - 2.00%	183,723	28,992
2.01 - 3.00%	22,211	58,920
3.01 - 4.00%	22,273	108,640
4.01 - 5.00%	11,989	69,225
5.01 - 6.00%	—	6,276
6.01 - 7.00%	—	—

Total Certificates, 2.12% and 3.33%, respectively	240,196	272,053

Total Deposits	$479,183	$482,167

Weighted-average rate - deposits	1.42%	2.21%

The aggregate amount of time deposits in denominations of $100,000 or more was $100,743 and $116,467, respectively, at June 30, 2010 and 2009.

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $250,000 are generally not federally insured.

The total amount of overdrafts reclassified as loans was $146 and $103, respectively, at June 30, 2010 and 2009.

At June 30, 2010, the scheduled maturities of time deposits are as follows:

2011	$201,725
2012	29,722
2013	6,971
2014	1,199
2015	579

Total	$240,196

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 8 – DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	Years Ended June 30,
	2010	2009

Interest bearing checking	$220	$640
Savings accounts	943	142
Money market deposit accounts	705	799
Certificates	6,184	7,072

Total	$8,052	$8,653

NOTE 9 – FHLB ADVANCES

At June 30, 2010, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.00% to 5.72% with a weighted average of 4.11% at June 30, 2010 and 4.14% at June 30, 2009. Pursuant to collateral agreements with the FHLB, advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $85,011 at June 30, 2010. Outstanding advances were $84,834 and $90,309 at June 30, 2010 and 2009, respectively. Advances are payable at the maturity dates and prepayment penalties are required if paid before maturity.

A total of $42.0 million of FHLB advances are putable advances that give the FHLB the option to require repayment on specific dates. Under the terms of the putable advances, the company could be required to repay all of the principal and accrued interest before the maturity date.

A total of $26.0 million of FHLB advances are convertible advances with interest rates that may be reset on certain dates at the option of the FHLB in accordance with the terms of the note. The Company has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating LIBOR rate at the time the advance is called by the FHLB.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 9 – FHLB ADVANCES (CONTINUED)

Maturities and weighted average rates of fixed rate FHLB advances at June 30, 2010 and 2009 are as follows:

	Amount		Weighted Average Rate
	2010	2009	2010	2009

Fixed Rate Advances Maturing:

Less than 1 year	$26,135	$5,440	4.42%	4.72%
1 to 2 years	15,199	26,599	4.57%	4.42%
2 to 3 years	22,183	15,000	3.86%	4.57%
3 to 4 years	9,986	22,137	3.51%	3.86%
4 to 5 years	5,147	10,000	3.93%	3.51%
5 to 10 years	5,183	5,000	3.90%	3.93%
After 10 years	1,001	6,133	2.65%	3.69%

Total FHLB Advances	$84,834	$90,309	4.11%	4.14%

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2010, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates.

Income taxes are summarized as follows:

	Years Ended June 30,
	2010	2009
Current taxes:
Federal income	$14	$617
State excise	—	169

	14	786

Deferred taxes:
Federal income	(1,751)	699
State excise	(245)	33

	(1,996)	732

	$(1,982)	$1,518

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings Before Income Taxes
	Years Ended June 30,
	2010	2009

Tax at statutory rate	(34.0%)	34.0%
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	—	2.7
Increase in BOLI cash value	(0.5)	(1.9)
Additional ESOP compensation	(0.3)	(2.0)
Capital loss on Silverton stock	—	3.0
Goodwill impairment	28.5	—
Other, net	(1.3)	0.8

Effective tax rate	(7.60%)	36.6%

The provisions of GAAP related to income taxes require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. There were no excess reserves at June 30, 2010 and 2009. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements. The deferred tax valuation allowance is related to a capital loss carryforward that can only be used to offset capital gains.

The Company acquired a net operating loss (NOL) carryforward from its acquisition of State of Franklin. A deferred tax benefit was recorded for the portion deemed usable over its statutory remaining life (initially 20 years). The expiration date of the remaining NOL carryforward of $10,836 is June 30, 2029.

A deferred tax benefit of $138 has been recorded for the current year NOL of $361. The NOL’s remaining life is twenty years and management believes it will be utilized in full prior to expiration.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2010	2009

Deferred tax liabilities:
FHLB stock dividends	$(959)	$(959)
Depreciation	(181)	(212)
Allowance for “available-for-sale” securities	(749)	(93)

	(1,889)	(1,264)

Deferred tax assets:
Fair value adjustment from acquisition, net	1,868	2,250
Subsequent writedowns on foreclosed property	73	—
Deferred interest income	64	—
NOL carryforward	3,867	3,870
Deferred loan fees, net	171	192
MRP compensation	21	105
Stock options	169	169
Deferred compensation	47	44
Allowance for losses on loans	4,089	1,810
Capital loss on Silverton Bank stock	141	141
Charge-offs not recognized for tax purposes	44	161

Gross deferred tax asets	10,554	8,742
Valuation allowance	(141)	(141)

Deferred tax asset	10,413	8,601

Net deferred tax asset	$8,524	$7,337

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

ESOP compensation expense was $211 and $343 for the years ended June 30, 2010 and 2009. The original number of shares committed was 670,089 and 43,207 were released during the years ended June 30, 2010 and 2009, respectively. The 388,859 remaining unearned shares had an approximate fair market value of $1,548 at June 30, 2010.

The Bank has also established a SERP to provide for supplemental retirement benefits with respect to the ESOP. The plan provides certain executives with benefits that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP but for such limitations. The Plan was amended in 2007 to change the first allocation period to December 31, 2007. Compensation expense under the SERP was $0 and $1 for the years ended June 30, 2010 and 2009, respectively.

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

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2010 and 2009 was $68 and $284, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	577,693	$12.78	400,032	$13.69
Converted options of State of Franklin	—	—	184,649	10.85
Granted during the twelve-month period	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(26,203)	13.69	(6,988)	13.69

Outstanding at end of year	551,490	12.74	577,693	12.78
Options exercisable at end of year	551,490	12.74	577,693	12.78
Weighted-average fair value of options granted during the year	—	—	—	—

Information pertaining to options outstanding at June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.00 - $11.00	161,141	1.34	$10.47	161,141	$10.47
$11.01 - $12.00	—	—	—	—	—
$12.01 - $13.00	—	—	—	—	—
$13.01 - $14.00	390,349	3.46	$13.68	416,552	$13.68

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2010 and 2009, that the Bank met all capital adequacy requirements to which it was subject.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

As of June 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2010 and 2009 are also presented in the table.

	Actual		Minumum Required For Capital Adequacy Purposes			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
At June 30, 2010

Total Risk-Based Capital (To Risk Weighted Assets)	$52,352	11.61%	$36,073	>	8.0%	$45,092	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	46,666	10.35%	18,037	>	4.0%	27,055	>	6.0%

Tier 1 Capital (To Average Assets)	46,666	7.29%	25,609	>	4.0%	32,011	>	5.0%

At June 30, 2009

Total Risk-Based Capital (To Risk Weighted Assets)	$53,953	10.49%	$41,164	>	8.0%	$51,456	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	49,225	9.57%	20,582	>	4.0%	30,873	>	6.0%

Tier 1 Capital (To Average Assets)	49,225	7.85%	25,081	>	4.0%	31,351	>	5.0%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2010	2009
GAAP Capital	$59,649	$82,036
Adjustments:
Deferred Taxes	(9,302)	(7,839)
Unrealized gains	(1,206)	(150)
Disallowed goodwill and other intangibles	(2,475)	(24,822)

Core, Tangible and Tier 1 Capital	46,666	49,225

Adjustments:
Allowance for losses	5,686	4,727

Total Capital	$52,352	$53,952

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

At June 30, 2010, the Bank’s retained earnings available for the payment of dividends was $2,574. Accordingly, $57,075 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2010. Funds available for loans or advances by the Bank to the Company amounted to $5,965.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. There were no commitments at June 30, 2010 to originate adjustable-rate loans or to originate fixed-rate loans with a term of twenty years or less. The Company has $5,320 in unfunded letters of credit and $36,192 in unfunded lines of credit at June 30, 2010. The Company also has $18,023 in commitments to fund residential construction, commercial real estate construction and land development loans at June 30, 2010.

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

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

June 30, 2010
Balance Sheet

Assets
Cash and due from banks	$236
Investment securities classified as available for sale, net	2
Investment in common stock of Jefferson Federal Bank	59,649
Investment in common stock of State of Franklin Statutory Trust II	1
Loan receivable from ESOP	4,371
Other assets	100

Total assets	$64,359

Liabilities and Stockholders’ Equity
Accrued expenses	$37
Other liabilities	777
Subordinated debentures	7,022

Stockholders’ equity	56,523

Total liabilities and stockholders’ equity	$64,359

Year Ended June 30, 2010
Statement of Income
Dividends from Jefferson Federal Bank	$—
Interest income	183
Other income	11

Total income	194

Interest expense	331
Other operating expenses	201

Loss before income taxes and equity in undistributed net (loss) of Jefferson Federal Bank	(338)

Income tax	(144)

(194)
Equity in undistributed (loss) of subsidiaries	(23,806)

Net loss	$(24,000)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended June 30, 2010
Statement of Cash Flows

Cash flows from operating activities:
Net loss	$(24,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings (loss) of subsidiaries	23,806
Deferred tax expense	(54)
Amortization/accretion of intangibles	102
Increase in other assets	37
Increase in other liabilities	(22)

Net cash used by operations	(131)

Cash flows from investing activities:
Return of principal on loan to ESOP	397

Net cash provided by investing activities	397

Cash flows from financing activities:
Purchase of treasury stock	(202)
Dividends paid on common stock	(603)

Net cash used in financing activities	(805)

Net decrease in cash and cash equivalents	(539)
Cash and cash equivalents at beginning of year	775

Cash and cash equivalents at end of year	$236

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 18 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(Unaudited)

Interest income	$7,945	$7,555	$7,430	$7,113
Interest expense	3,250	3,105	2,716	2,522

Net interest income	4,695	4,450	4,714	4,591

Provision for loan losses	300	1,509	1,500	5,500

Net interest income after provision for loan losses	4,395	2,941	3,214	(909)
Noninterest income	898	804	1,747	585
Noninterest expense	4,601	4,345	4,671	26,040

Earnings (loss) before income taxes	692	(600)	290	(26,364)
Income taxes	208	(185)	(33)	(1,972)

Net earnings (loss)	$484	$(415)	$323	$(24,392)

Earnings (loss) per share, basic	$0.08	$(0.07)	$0.05	$(3.91)
Earnings (loss) per share, diluted	$0.08	$(0.07)	$0.05	$(3.91)

	Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(Unaudited)

Interest income	$4,668	$7,072	$8,214	$8,221
Interest expense	1,681	3,081	3,476	3,381

Net interest income	2,987	3,991	4,738	4,840

Provision for loan losses	160	150	300	300

Net interest income after reduction in provision for loan losses	2,827	3,841	4,438	4,540
Noninterest income	394	629	645	1,517
Noninterest expense	2,339	3,535	4,038	4,771

Earnings before income taxes	882	935	1,045	1,286
Income taxes	349	145	421	603

Net earnings (loss)	$533	$790	$624	$683

Earnings per share, basic	$0.09	$0.13	$0.10	$0.11
Earnings per share, diluted	$0.09	$0.13	$0.10	$0.11

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 19 – BUSINESS COMBINATION

On October 31, 2008, the Company completed the acquisition of State of Franklin. State of Franklin was headquartered in Johnson City, Tennessee, which is approximately 70 miles northeast of the Company’s headquarters. State of Franklin operated six offices in Johnson City and Kingsport, Tennessee. The primary reason for the acquisition of State of Franklin was to expand the Company’s presence into upper East Tennessee. Under the terms of the merger agreement, the Company issued a combination of shares of Company common stock and cash for the outstanding common shares of State of Franklin. State of Franklin shareholders were given the option of receiving $10.00 in cash, or 1.1287 shares of Company common stock for each share of State of Franklin common stock, or a combination of stock and cash for each share of State of Franklin common stock, provided that 60% of the aggregate shares of State of Franklin common stock would be exchanged for Company common stock and subject to the allocation and proration formula set forth in the merger agreement. However, all State of Franklin common stockholders residing outside of Tennessee were only eligible to receive cash consideration. Based on this structure, the aggregate merger consideration totaled approximately $4.3 million in cash and 736,000 shares of Company common stock. The Company also incurred $557,000 in merger costs that were capitalized into goodwill. The acquisition was accounted for using the purchase method of accounting in accordance with GAAP.

The assets acquired and liabilities assumed set forth below were recorded by the Company at their fair values at the acquisition date:

Cash and cash equivalents	$32,062
Investment securities	31,767
Loans, net	221,023
Premises and equipment	15,921
Core deposit intangible	3,421
Goodwill	21,783
Other assets	15,068

Total assets acquired	341,045

Deposits	262,082
Borrowings	64,462
Other liabilitites	2,939

Total liabilities assumed	329,483

Net assets acquired	$11,562

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

Year Ended June 30, 2009

Net interest income	$19,580

Net loss	$(7,085)

Loss per share	$(1.12)

Loss per share, diluted	$(1.12)

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 21 – FAIR VALUE DISCLOSURES

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Generally accepted accounting principles in the United States of America (“GAAP”) establishes a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of input may be used to measure fair value as follows:

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

(Dollars in Thousands)

NOTE 21 – FAIR VALUE DISCLOSURES (CONTINUED)

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale

Level 2 investment securities classified as “available-for-sale” are recorded at fair value on recurring basis. Fair value measurements are based upon independent pricing models or other model-based valuation techniques with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities. Level 3 investment securities classified as “available-for-sale” are recorded at fair value on at least a semi-annual basis. Fair value measurements are based upon independent pricing models based upon unobservable inputs which require significant management judgment or estimation. Level 3 securities include mortgage-backed securities issued by government-sponsored entities and other debt securities.

Impaired Loans

The Company does not record loans at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	June 30, 2010
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

Securities available for sale	$—	$55,985	$7,004	$62,989	$62,989

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

	June 30, 2010
	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

Impaired Loans	$—	$—	$29,816	$29,816	$29,816

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and balances due from banks and interest-earning deposits with banks	$69,303	$69,303	$44,108	$44,108
Available-for-sale and held to maturity securities	62,989	62,989	36,544	36,544
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	444,474	445,655	503,331	501,841
Accrued interest receivable	2,000	2,000	2,258	2,258
Loans held-for-sale	1,153	1,153	881	881

Financial liabilities:
Deposits	(479,183)	(471,821)	(482,167)	(479,770)
Borrowed funds	(85,778)	(87,972)	(91,098)	(93,486)
Subordinated debentures	(7,021)	(5,630)	(6,910)	(6,910)

Off-balance sheet credit items:
Commitments to extend credit	—	18,023	—	13,056
Unused letters of credit	—	5,320	—	6,134
Unused lines of credit	—	36,192	—	37,123

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 22 – GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 19, the acquisition of State of Franklin resulted in the recording of goodwill. In addition, fair value adjustments yielded a core deposit asset, classified as other intangible assets. Goodwill and other intangible assets are composed of the following at June 30, 2010:

Beginning balance of core deposit intangible	$3,028
Less: Accumulated amortization	(553)

Core deposit intangible, net	2,475
Beginning balance of goodwill	21,783
Less: Goodwill impairment	(21,783)

Total intangibles	$2,475

Other intangible assets are amortized using an accelerated method over 10 years. Recorded goodwill will not be amortized and is not deductible for tax purposes, but will be tested for impairment at least annually in accordance with the requirements under GAAP.

In conjunction with significant acquisitions, the Company engages a third party to assist management in the valuation of financial assets acquired and liabilities assumed. At least annually thereafter, or more frequently as conditions warrant, the goodwill and intangible assets are evaluated for impairment. An impairment loss is recognized to the extent that the carrying value is determined to exceed the asset’s fair value. The impairment analysis is a two step process. First, a comparison of the reporting unit’s estimated fair value is compared to its carrying value, including goodwill, and if the estimated fair value of the reporting unit exceeds its carrying value, goodwill is deemed to be non-impaired. If the first step is not successfully achieved, a second step involving the calculation of an implied fair value, as determined in a manner similar to the amount of the goodwill calculated in a business combination is conducted. This second step process involves the measurement of the excess of the estimated fair value over the aggregate estimated fair value as if the reporting unit was being acquired in a business combination. Based on the results and analysis of the step one assessment, management determined that there was impairment of goodwill during the fiscal year ending June 30, 2010 and the steps taken are described in the following paragraph.

The Company obtained an independent evaluation of goodwill based upon calculations of fair value in accordance with ASC 805 for the reporting unit’s assets and liabilities as if the reporting unit was sold to a third party purchaser. Due to a decline in asset quality and the negative impact on earnings resulting from an increase in loan loss provisions, primarily related to assets acquired from State of Franklin Bank, the evaluation determined that the fair value of the net assets acquired is less than the carrying value. The determination of goodwill impairment was impacted by the low stock price of the Company and the resulting low market valuation. Prolonged deterioration in the economy has negatively impacted stock prices and valuations for the banking sector. As such, it is determined the goodwill is fully impaired and an impairment write-off of $21,783 was recorded as of June 30, 2010. The goodwill impairment charge was a non-cash expense that did not impact regulatory capital ratios, liquidity, cash flows or operations of the Company.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in Thousands)

NOTE 22 – GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Future amortization of other intangible assets is as follows:

Year Ending June 30,
2011	$497
2012	441
2013	386
2014	330
2015	275

Amortization expense related to other intangible assets is $553 and $393 for the years ending June 30, 2010 and 2009, respectively.

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure for the year ended June 30, 2010. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.