Form 10-Q
period 2010-09-30
JEFFERSON BANCSHARES INC
filed 2010-11-15
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At November 12, 2010, the registrant had 6,645,777 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets

Cash and cash equivalents	$4,846	$5,071
Interest-earning deposits	103,476	59,232
Fed funds sold	5,000	5,000
Investment securities classified as available for sale, net	45,849	62,989
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,450	6,390
Loans receivable, net of allowance for loan losses of $8,748 and $9,649	422,738	434,378
Loans held-for-sale	2,133	1,153
Premises and equipment, net	27,325	27,555
Foreclosed real estate, net	5,631	6,851
Accrued interest receivable:
Investments	246	256
Loans receivable	1,623	1,744
Deferred tax asset	8,397	8,524
Core deposit intangible	2,341	2,475
Other assets	3,023	4,417

Total Assets	$643,813	$630,770

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$41,898	$41,653
Interest-bearing	450,720	437,530
Repurchase agreements	1,366	944
Federal Home Loan Bank advances	85,023	84,834
Subordinated debentures	7,049	7,021
Other liabilities	1,003	2,265
Accrued income taxes	—	—

Total liabilities	587,059	574,247

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,648,355 shares outstanding at September 30, 2010 and 6,659,212 shares outstanding at June 30, 2010	92	92
Additional paid-in capital	79,107	79,175
Unearned ESOP shares	(3,565)	(3,673)
Unearned compensation	(1,036)	(1,053)
Accumulated other comprehensive income	1,150	1,206
Retained earnings	12,282	12,023
Treasury stock, at cost (2,534,017 and 2,523,160 shares)	(31,276)	(31,247)

Total stockholders’ equity	56,754	56,523

Total liabilities and stockholders’ equity	$643,813	$630,770

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended September 30,
	2010	2009

Interest income:
Interest on loans receivable	$6,282	$7,129
Interest on investment securities	482	745
Other interest	92	71

Total interest income	6,856	7,945

Interest expense:
Deposits	1,663	2,341
Repurchase agreements	2	2
Advances from FHLB	761	819
Subordinated debentures	82	88

Total interest expense	2,508	3,250

Net interest income	4,348	4,695
Provision for loan losses	—	300

Net interest income after provision for loan losses	4,348	4,395

Noninterest income:
Mortgage origination fee income	140	144
Service charges and fees	356	446
Gain on sale of investments	9	7
Gain (loss) on sale of foreclosed real estate, net	(347)	(9)
BOLI increase in cash value	60	58
Other	172	252

Total noninterest income	390	898

Noninterest expense:
Compensation and benefits	1,741	1,988
Occupancy expense	364	548
Equipment and data processing expense	652	616
DIF premiums	162	160
Advertising	46	66
Valuation adjustment and expenses on OREO	531	85
Other	857	1,138

Total noninterest expense	4,353	4,601

Earnings before income taxes	385	692

Income taxes:
Current	—	152
Deferred	126	56

Total income taxes	126	208

Net earnings	$259	$484

Net earnings per share, basic	$0.04	$0.08

Net earnings per share, diluted	$0.04	$0.08

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2010 and 2009

(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2010	$92	$79,175	($3,673)	($1,053)	$1,206	$12,023	($31,247)	$56,523

Comprehensive income:
Net earnings	—	—	—	—	—	259	—	259
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($35)	—	—	—	—	(56)	—	—	(56)

Total comprehensive income	—	—	—	—	—	—	—	203

Shares committed to be released by the ESOP	—	(68)	108	—	—	—	—	40
Earned portion of stock grants	—	—	—	17	—	—	—	17
Purchase of common stock (22,775 shares)	—	—	—	—	—	—	(29)	(29)

Balance at September 30, 2010	$92	$79,107	($3,565)	($1,036)	$1,150	$12,282	($31,276)	$56,754

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2009	$92	$79,394	($4,105)	($1,121)	$150	$36,140	($31,045)	$79,505

Comprehensive income:
Net earnings	—	—	—	—	—	484	—	484
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $367	—	—	—	—	592	—	—	592

Total comprehensive income	—	—	—	—	—	—	—	1,076

Shares committed to be released by the ESOP	—	(46)	108	—	—		—	62
Earned portion of stock grants	—		—	17	—	—	—	17

Balance at September 30, 2009	$92	$79,348	($3,997)	($1,104)	$742	$36,624	($31,045)	$80,660

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$259	$484
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	40	60
Depreciation and amortization expense	354	374
Amortization of premiums (discounts), net on investment securities	97	(356)
Provision for loan losses	—	300
Amortization of deferred loan fees, net	(68)	(69)
(Gain) on sale of investment securities	(9)	(7)
(Gain) loss on sale of foreclosed real estate, net	347	9
Deferred tax benefit	126	56
Originations of mortgage loans held for sale	(5,632)	(4,191)
Proceeds from sale of mortgage loans	4,652	4,128
Increase in cash value of life insurance	(60)	(58)
Earned portion of MRP	17	17
Decrease (increase) in:
Accrued interest receivable	131	(7)
Other assets	1,394	832
Increase (decrease) in other liabilities and accrued income taxes	(1,262)	(546)

Net cash provided by (used for) operating activities	386	1,026

Cash flows used for investing activities:
Loan originations, net of principal collections	11,645	17,233
Investment securities classifed as available-for-sale:
Proceeds from maturities, calls and prepayments	28,502	2,021
Proceeds from sale	756	—
Purchase of securities	(12,298)	(19,600)
Purchase of premises and equipment	(48)	(52)
Proceeds from sale of (additions to) foreclosed real estate, net	933	1,188

Net cash provided by (used for) investing activities	29,490	790

Cash flows from financing activities:
Net increase (decrease) in deposits	13,451	(8,874)
Net increase in repurchase agreements	422	690
Proceeds from advances from FHLB	309	—
Repayment of FHLB advances	(10)	(28)
Purchase of treasury stock	(29)	—
Dividends paid	—	(402)

Net cash provided by (used for) financing activities	14,143	(8,614)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	44,019	(6,798)
Cash, cash equivalents and interest-earning deposits at beginning of period	69,303	44,108

Cash, cash equivalents and interest-earning deposits at end of period	$113,322	$37,310

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$1,671	$2,392
Interest on FHLB advances	$871	$819
Interest on other borrowings	$56	$90
Income taxes	$0	$50
Real estate acquired in settlement of loans	$100	245

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission on September 24, 2010. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted. The Company has adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure.

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

Under the banking laws of the State of Tennessee, a Tennessee chartered savings bank may not declare dividends in any calendar year in which the dividend would exceed the total of its net income for that year, combined with its retained net income for the preceding two years, without the prior approval of the Commissioner of the Tennessee Department of Financial Institutions.

(5)	Earnings Per Common Share

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended September 30, 2010, stock options to purchase 551,490 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended September 30,
	2010	2009

Weighted average number of common shares used in computing basic earnings per common share	6,205,582	6,216,515
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,205,582	6,216,515

(6)	Accounting by Creditors for Impairment of a Loan and Allowance for Loan Losses

Impairment of loans having a recorded investment of $41.6 million at September 30, 2010 and an average investment of $38.4 million during the three month period ended September 30, 2010 has been recognized. The valuation allowance related to impaired loans was $6.2 million at September 30, 2010. Total nonaccrual loans at September 30, 2010 were approximately $20.6 million. Interest income from impaired loans included in the Company’s interest income amounted to approximately $437,000 for the three months ended September 30, 2010.

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2010:

Allowance for Loan Losses (Dollars in thousands)

Balance at June 30, 2010	$9,649
Provision for loan losses	—
Charge-offs	(909)
Recoveries	8

Balance at September 30, 2010	$8,748

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

At September 30, 2010, we had approximately $14.2 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $5.1 million in unused letters of credit and approximately $32.7 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of September 30, 2010.

	Three Months Ended September 30, 2010
	Shares	Weighted- average exercise price

Outstanding at beginning of period	551,490	$12.74
Granted during the three-month period	—
Options forfeited	—
Options exercised	—
Outstanding at September 30, 2010	551,490	$12.74

Options exercisable at September 30, 2010	551,490	$12.74

The following information applies to options outstanding at September 30, 2010:

Number outstanding	551,490
Range of exercise prices	$10.00 - $13.69
Weighted-average exercise price	$12.74
Weighted-average remaining contractual life	2.58
Number of options remaining for future issuance	331,909

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

(10)	Investment Securities

Investment securities are summarized as follows:

At September 30, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$14,973	$74	$(12)	$15,035
Mortgage-backed	22,314	2,646	(127)	24,833
Municipals	5,251	219	—	5,470
Other Securities	1,448	—	(937)	511

Total securities available- for-sale	$43,986	$2,939	$(1,076)	$45,849

Weighted-average rate	3.70%

Pledged at September 30, 2010	24,926

At June 30, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$31,975	$132	$—	$32,107
Mortgage-backed	21,812	2,643	(142)	24,313
Municipals	5,650	126	(12)	5,764
Other Securities	1,597	183	(975)	805

Total securities available- for-sale	$61,034	$3,084	$(1,129)	$62,989

Weighted-average rate	3.73%

Pledged at June 30, 2010	9,574

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Federal agency securities	$2,134	$(12)	$—	$—	$2,134	$(12)
Mortgage-backed securities	10	(58)	1,120	(69)	1,130	(127)
Municipal securities	—	—	—	—	—	—
Other securities	—	—	508	(937)	508	(937)

	$2,144	$(70)	$1,628	$(1,006)	$3,772	$(1,076)

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

Maturities of debt securities at September 30, 2010, are summarized as follows:

	Amortized Cost	Fair Value	Weighted Average Yield

Within 1 year	525	529	3.42%
Over 1 year through 5 years	10,087	10,179	1.44%
After 5 years through 10 years	8,976	9,111	1.73%
Over 10 years	24,398	26,030	5.37%

	43,986	45,849	3.70%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	September 30, 2010
				Total Carrying Amount in Statement of	Assets/Liabilities Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Securities available for sale	—	$38,981	$6,868	$45,849	$45,849

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

September 30, 2010
Total Carrying
				Amount in	Assets/Liabilities
				Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Impaired Loans	—	—	$35,397	$35,397	$35,397

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$113,322	$113,322	$69,303	$69,303
Available-for-sale securities	45,849	45,849	62,989	62,989
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	431,922	433,002	444,474	445,655
Accrued interest receivable	1,869	1,869	2,000	2,000
Loans held-for-sale	2,133	2,133	1,153	1,153

Financial liabilities:
Deposits	(492,618)	(485,376)	(479,183)	(471,821)
Borrowed funds	(85,023)	(88,284)	(85,778)	(87,972)
Subordinated debentures	(7,049)	(5,622)	(7,021)	(5,630)

Off-balance sheet assets (liabilities):
Commitments to extend credit		14,174	—	18,023
Unused letters of credit		5,128	—	5,320
Unused lines of credit		32,706	—	36,192

(12)	Business Combination

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

(14)	Subsequent Events

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended September 30, 2010 through November 8, 2010. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission on September 24, 2010.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended June 30, 2010 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Net Income

Net income for the three months ended September 30, 2010 was $259,000, or $0.04 per diluted share, compared to net income of $484,000, or $0.08 per diluted share, for the corresponding period in 2009. The decrease in net income for the quarter ended September 30, 2010 was primarily the result of write-downs and losses on other real estate owned (“OREO”).

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands, except per share data)

Net earnings	$259	$484
Net earnings per share, basic	$0.04	$0.08
Net earnings per share, diluted	$0.04	$0.08
Return on average assets (annualized)	0.16%	0.29%
Return on average equity (annualized)	1.83%	2.39%

Net Interest Income

Net interest income before loan loss provision decreased $347,000 to $4.3 million for the quarter ended September 30, 2010 compared to $4.7 million for the same period in 2009. The interest rate spread and net interest margin for the quarter ended September 30, 2010 were 3.00% and 3.08%, respectively, compared to 3.17% and 3.31%, respectively, for the same period in 2009.

The following table summarizes changes in interest income and expense for the three month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$6,282	$7,129	($847)	(11.9%)
Investment securities	482	745	(263)	(35.3%)
Interest-earning deposits	39	12	27	225.0%
FHLB stock	53	59	(6)	(10.2%)

Total interest income	6,856	7,945	(1,089)	(13.7%)

Interest expense:
Deposits	1,663	2,341	(678)	(29.0%)
Repurchase Agreements	2	2	—	0.0%
Borrowings	761	819	(58)	(7.1%)
Subordinated Notes & Debentures	82	88	(6)	(6.8%)

Total interest expense	2,508	3,250	(742)	(22.8%)

Net interest income	$4,348	$4,695	($347)	(7.4%)

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2010 and 2009. For purposes of this table nonaccrual loan balances and related accrued interest income have been excluded.

	Three Months Ended September 30,
	2010		2009
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)

Loans	$418,199	5.96%	$489,673	5.78%
Investment securities	54,624	3.64%	42,826	7.07%
Interest-earning deposits	84,451	0.18%	39,884	0.12%
FHLB stock	4,735	4.44%	4,735	4.94%
Deposits	443,177	1.49%	432,946	2.15%
Total borrowings	86,299	3.51%	91,380	3.56%
Subordinated debentures	7,032	4.63%	6,923	5.04%

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

	Three Months Ended September 30, 2010 Compared to 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	($883)	$36	($847)
Investment securities	(47)	(216)	($263)
Daily interest-earning deposits and other interest-earning assets	20	1	$21

Total interest-earning assets	(910)	(179)	(1,089)

Interest expense:
Deposits	56	(734)	($678)
Total borrowings	(45)	(19)	($64)

Total interest-bearing liabilities	11	(753)	(742)

Net change in interest income	($921)	$574	($347)

Total interest income decreased $1.1 million, or 13.7%, to $6.9 million for the three months ended September 30, 2010 primarily due to a change in the mix of average earning assets. The average volume of earning assets decreased $2.4 million to $562.0 million for the quarter ended September 30, 2010 while the average yield on earning assets declined 75 basis points to 4.85% compared to the same period in 2009.

Interest on loans decreased $847,000, or 11.9%, to $6.3 million for the three months ended September 30, 2010 primarily due to a lower average balance of loans. The average balance of loans decreased $58.8 million, or 12.3%, to $418.2 million, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 5.96% for the three months ended September 30, 2010 compared to 5.93% for the same period in 2009.

Interest on investment securities decreased $263,000 to $482,000 for the three months ended September 30, 2010 due primarily to a lower average yield on investment securities. The average yield on investment securities decreased to 3.64% for the three months ended September 30, 2010 compared to 7.07% for the same period in 2009 due to lower market interest rates and changes in the composition of the portfolio. A portion of the proceeds from called securities has been reinvested in similar securities but with lower yields. The average balance of investment securities increased $11.8 million, to $54.6 million, during the three months ended September 30, 2010 compared to the same period in 2009 period due to the investment of a portion of the Company’s excess liquidity into short- and intermediate-term U.S. agency securities.

Total interest expense decreased $742,000 to $2.5 million for the three months ended September 30, 2010. The average balance of interest-bearing liabilities increased $5.3 million, to $536.5 million during the quarter ended September 30, 2010, while the rate paid on interest-bearing liabilities declined 57 basis points to 1.85%. The Company experienced an increase in average interest-bearing deposits of $10.2 million, or 2.4%, to $443.2 million, primarily due to an increase in the average balance of transaction accounts more than offsetting a decrease in the average balance of time deposits. The average rate paid on deposits decreased 66 basis points to 1.49% for the three months ended September 30, 2010, primarily as a result of declining market interest rates as well as a shift in the mix of deposits towards more transaction accounts. Average FHLB borrowings decreased slightly to $85.1 million for the three months ended September 30, 2010 compared to $90.3 million for the three months ended September 30, 2009, while the average rate paid on borrowings remained stable at 3.60%.

Provision for Loan Losses

There was no provision for loan losses for the quarter ended September 30, 2010, compared to $5.5 million for the quarter ended June 30, 2010 and $300,000 for quarter ended September 30, 2009. During the fourth quarter of fiscal 2010, management took aggressive action to increase the allowance for loan losses following its quarterly analysis of the loan portfolio, including its analysis of net charge-offs, delinquency levels, nonperforming assets, nonaccrual loans and other subjective factors which identified additional weaknesses in the loan portfolio. The determination not to record a provision for loan losses for the quarter ended September 30, 2010 reflects stabilizing asset quality metrics.

Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased $508,000 to $390,000 for the three months ended September 30, 2010 compared to $898,000 for the corresponding period in 2009 due primarily to an increase in loss on sale of foreclosed property. Loss on sale of foreclosed property increased $338,000 to $347,000 for the three months ended September 30, 2010. Service charges and fees declined $90,000, or 20.2% primarily due to decreases in late fees and overdraft fees. Management believes fee revenue decreased due to heightened customer awareness of fees and a resultant increased management of account balances in the current economic downturn. In addition, recently enacted legislation requiring customer opt-in for point-of-sale overdrafts became effective in mid-August 2010. This legislation may have a negative impact on future noninterest income.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2010 compared to the same period in 2009.

	Three Months Ended
	September 30,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$140	$144	($4)	(2.8%)
Service charges and fees	356	446	(90)	(20.2%)
Gain on sale of investment securities	9	7	2	28.6%
Gain (loss) on sale of foreclosed real estate, net	(347)	(9)	(338)	3755.6%
BOLI increase in cash value	60	58	2	3.4%
Other	172	252	(80)	(31.7%)

Total noninterest income	$390	$898	($508)	(56.6%)

Noninterest Expense

Noninterest expense decreased $248,000, or 5.4%, to $4.4 million for the three months ended September 30, 2010 compared to the corresponding 2009 period. Compensation expense decreased $247,000, or 12.4%, to $1.7 million for the three months ended September 30, 2010 compared to the same period in 2009 due to an overall reduction in number of employees. The number of full-time equivalent employees was 130 at September 30, 2010 compared to 157 for the same period in 2009. The number of employees decreased from period to period primarily due to the integration of the State of Franklin acquisition. Expenses related to other real estate owned increased to $531,000 for the three months ended September 30, 2010 due to valuation adjustments and expenses related to the maintenance and disposition of foreclosed real estate. Occupancy expense decreased $184,000 to $364,000 due to lower leasehold expenses for the three months ended September 30, 2010.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2010 compared to the same period in 2009.

	Three Months Ended
	September 30,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,741	$1,988	($247)	(12.4%)
Occupancy expense	364	548	(184)	(33.6%)
Equipment and data processing expense	652	616	36	5.8%
Deposit insurance premiums	162	160	2	1.3%
Advertising	46	66	(20)	(30.3%)
Valuation adjustment and expenses on OREO	531	85	446	524.7%
Other	857	1,138	(281)	(24.7%)

Total noninterest expense	$4,353	$4,601	($248)	(5.4%)

Income Taxes

Income tax expense for the three months ended September 30, 2010 was $126,000 compared to $208,000 for the same period in 2009 due to lower taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits increased $44.0 million to $113.3 million at September 30, 2010 compared to $69.3 million at June 30, 2010 due to decreases in loan and investment balances combined with an increase in deposits. Management has maintained higher than usual levels of liquidity during the current economic downturn. The higher level of interest earning deposits at September 30, 2010 also reflects the anticipation of maturing FHLB advances totaling $20.0 million during the second quarter of fiscal 2011.

Investments

The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities decreased to $45.8 million at September 30, 2010 compared to $63.0 million at June 30, 2010. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.9 million, or $1.1 million net of taxes. The $17.1 million decrease in the investment portfolio is due to calls of U.S. agency securities exceeding new purchases.

Loans

Net loans decreased $11.6 million to $422.7 million at September 30, 2010 compared to $434.4 million at June 30, 2010 due primarily to reduced loan demand combined with normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At September 30, 2010		At June 30, 2010
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$137,310	31.8%	$136,430	30.7%	$880	0.6%
Home equity line of credit	20,602	4.8%	19,768	4.4%	834	4.2%
Commercial	140,882	32.6%	140,024	31.5%	858	0.6%
Multi-family	18,199	4.2%	16,536	3.7%	1,663	10.1%
Construction	9,789	2.3%	21,073	4.7%	(11,284)	(53.5%)
Land	34,478	8.0%	37,135	8.4%	(2,657)	(7.2%)

Total real estate loans	361,260	83.6%	370,966	83.5%	(9,706)	(2.6%)

Commercial business loans	64,437	14.9%	66,699	15.0%	(2,262)	(3.4%)

Consumer loans:
Automobile loans	1,829	0.4%	1,848	0.4%	(19)	(1.0%)
Mobile home loans	20	0.0%	23	0.0%	(3)	(13.0%)
Loans secured by deposits	1,401	0.3%	1,372	0.3%	29	2.1%
Other consumer loans	2,975	0.7%	3,566	0.8%	(591)	(16.6%)

Total consumer loans	6,225	1.4%	6,809	1.5%	(584)	(8.6%)

Total gross loans	431,922	100.0%	444,474	100.0%	(12,552)	(2.8%)

Less:
Deferred loan fees, net	(436)		(447)		11	(2.5%)
Allowance for losses	(8,748)		(9,649)		901	(9.3%)

Loans receivable, net	$422,738		$434,378		$(11,640)	(2.7%)

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

The allowance for loan losses was $8.7 million at September 30, 2010 compared to $9.6 million at June 30, 2010. Our allowance for loan losses represented 2.03% of total loans and 42.43% of nonperforming loans at September 30, 2010 compared to 2.17% of total loans and 51.38% of nonperforming loans at June 30, 2010.

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$9,649	$4,722
Provision for loan losses	—	300
Recoveries	8	25
Charge-offs	(909)	(452)

Net charge-offs	(901)	(427)

Allowance at end of period	$8,748	$4,595

Net charge-offs to average outstanding loans during the period, annualized	0.82%	0.35%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonaccrual loans totaled $20.6 million at September 30, 2010 compared to $18.8 million at June 30, 2010. The increase in nonaccrual loans is primarily due to an increase in both nonaccrual residential and commercial real estate loans. Foreclosed real estate amounted to $5.6 million at September 30, 2010 compared to $6.9 million at June 30, 2010. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at September 30, 2010 consisted of vacant land totaling $964,000, residential property totaling $3.1 million and commercial real estate totaling $1.5 million.

	September 30, 2010	June 30, 2010
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$12,124	$10,750
Commercial real estate	6,968	6,617
Commercial business	1,453	1,309
Consumer	73	103

Total nonaccrual loans	20,618	18,779

Nonaccrual investments	509	731
Real estate owned	5,631	6,865
Other repossessed assets	—	—

Total nonperforming assets	$26,758	$26,375

Total nonperforming assets to total assets	4.16%	4.18%
Total nonperforming loans to total loans	4.77%	4.22%
Allowance for loan losses to total nonperforming loans	42.43%	51.38%

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at September 30, 2010 was $6.5 million.

Deposits

Total deposits increased $13.4 million to $492.6 million at September 30, 2010 due primarily to customer preference for higher yielding time deposits during a period of economic uncertainty. Time deposits increased $10.2 million, or 4.3%, to $250.4 million at September 30, 2010.

	September 30, 2010	June 30, 2010	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$41,898	$41,653	$245	0.6%
NOW accounts	56,257	58,257	(2,000)	(3.4%)
Savings accounts	86,328	82,830	3,498	4.2%
Money market accounts	57,720	56,247	1,473	2.6%
Certificates of deposit	250,415	240,196	10,219	4.3%

Total	$492,618	$479,183	$13,435	2.8%

Advances

Federal Home Loan Bank of Cincinnati (“FHLB”) advances remained virtually unchanged at $85.0 million at September 30, 2010, compared to $84.8 million at June 30, 2010.

Stockholders’ Equity

Stockholders’ equity amounted to $56.8 million at September 30, 2010 compared to $56.5 million at June 30, 2010. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At September 30, 2010, 454,118 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At September 30, 2010, the adjustment to stockholders’ equity was a net unrealized gain of $1.1 million compared to a net unrealized gain of $1.2 million at June 30, 2010.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $113.3 million compared to $69.3 million at June 30, 2010. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $45.8 million at September 30, 2010 compared to $63.0 million at June 30, 2010. At September 30, 2010, approximately $24.9 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. At September 30, 2010, FHLB advances were $85.0 million and represented full utilization of the Company’s borrowing capacity with the FHLB. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company also maintains federal funds lines with two banks totaling $20.0 million under which no borrowings were outstanding. In addition, the Company had approximately $10.9 million of unused borrowing capacity with the Federal Reserve Bank of Atlanta at September 30, 2010.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2010, we had approximately $14.2 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $5.1 million in unused letters of credit and approximately $32.7 million in unused lines of credit. At September 30, 2010, we had $205.2 million in certificates of deposit due within one year and $242.2 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $13.4 million during the three-month period ended September 30, 2010.

Jefferson Bancshares is a separate entity and apart from Jefferson Federal and must provide for its own liquidity. In addition to its operating expenses, Jefferson Bancshares is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, Jefferson Bancshares has repurchased and retired outstanding shares of its stock pursuant to share repurchase programs adopted by the Board of Directors. Substantially all of Jefferson Bancshares’ revenues are obtained from dividends. Payment of such dividends to Jefferson Bancshares by Jefferson Federal is limited under Tennessee law. The amount that can be paid in any calendar year, without prior approval from the Tennessee Department of Financial Institutions, cannot exceed the total of Jefferson Federal’s net income for the year combined with its retained net income for the preceding two years. Jefferson Bancshares believes that such restriction will not have an impact on its ability to meet its ongoing cash obligations.

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

For the three months ended September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2010, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at September 30, 2010 and June 30, 2010:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At September 30, 2010

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,788	12.07%	$34,982	≥	8.0%	$43,728	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,281	10.81%	17,491	≥	4.0%	26,237	≥	6.0%

Tier 1 Capital
(To Average Assets)	47,281	7.54%	25,091	≥	4.0%	31,364	≥	5.0%

At June 30, 2010

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,352	11.61%	$36,073	≥	8.0%	$45,092	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	46,666	10.35%	18,037	≥	4.0%	27,055	≥	6.0%

Tier 1 Capital
(To Average Assets)	46,666	7.29%	25,609	≥	4.0%	32,011	≥	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At September 30, 2010, Jefferson Federal’s leverage capital ratio was 7.54%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At September 30, 2010, Jefferson Federal had a ratio of total capital to risk-weighted assets of 12.07%. At September 30, 2010, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2010.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				( d )
				Maximum Number
			( c )	(or Approximate
			Total Number of	Dollar Value)
	(a)	(b)	Shares (or Units)	of Shares (or
	Total Number	Average	Purchased as	Units) That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
	(or units)	per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Progams	or Programs

Month #1
July 1, 2010 through July 31, 2010	5,000	$3.99	5,000	459,975	(1)

Month #2
August 1, 2010 through August 31, 2010	5,857	$3.65	5,857	454,118	(1)

Month #3
September 1, 2010 through September 30, 2010	—	$—	—	454,118	(1)

Total	10,857	$3.81	10,857	454,118

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.0	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

November 12, 2010	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

November 12, 2010	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary