Form 10-Q
period 2010-12-31
JEFFERSON BANCSHARES INC
filed 2011-02-14
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At February 11, 2011, the registrant had 6,635,125 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$3,904	$5,071
Interest-earning deposits	87,712	59,232
Fed funds sold	3,800	5,000
Investment securities classified as available for sale, net	46,191	62,989
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,509	6,390
Loans receivable, net of allowance for loan losses of $8,748 and $9,649	405,820	434,378
Loans held-for-sale	208	1,153
Premises and equipment, net	27,080	27,555
Foreclosed real estate, net	9,937	6,851
Accrued interest receivable:
Investments	205	256
Loans receivable	1,552	1,744
Deferred tax asset	8,638	8,524
Core deposit intangible	2,217	2,475
Other assets	5,193	4,417

Total Assets	$613,701	$630,770

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$52,859	$41,653
Interest-bearing	435,260	437,530
Repurchase agreements	294	944
Federal Home Loan Bank advances	58,287	84,834
Subordinated debentures	7,077	7,021
Other liabilities	3,470	2,265
Accrued income taxes	—	—

Total liabilities	557,247	574,247

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,636,494 shares outstanding at December 31, 2010 and 6,659,212 shares outstanding at June 30, 2010	92	92
Additional paid-in capital	79,033	79,175
Unearned ESOP shares	(3,457)	(3,673)
Unearned compensation	(1,020)	(1,053)
Accumulated other comprehensive income	478	1,206
Retained earnings	12,654	12,023
Treasury stock, at cost (2,545,878 and 2,523,160 shares)	(31,326)	(31,247)

Total stockholders’ equity	56,454	56,523

Total liabilities and stockholders’ equity	$613,701	$630,770

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Interest income:
Interest on loans receivable	$6,112	$6,819	$12,394	$13,948
Interest on investment securities	409	670	891	1,415
Other interest	109	66	201	137

Total interest income	6,630	7,555	13,486	15,500

Interest expense:
Deposits	1,534	2,203	3,197	4,544
Repurchase agreements	2	3	4	5
Advances from FHLB	582	820	1,343	1,639
Subordinated debentures	80	79	162	167

Total interest expense	2,198	3,105	4,706	6,355

Net interest income	4,432	4,450	8,780	9,145
Provision for loan losses	950	1,509	950	1,809

Net interest income after provision for loan losses	3,482	2,941	7,830	7,336

Noninterest income:
Mortgage origination fee income	224	96	364	240
Service charges and fees	315	418	671	864
Gain on investments	743	13	752	20
Gain (loss) on sale of foreclosed real estate, net	(58)	—	(405)	(9)
BOLI increase in cash value	59	59	119	117
Other	161	218	333	470

Total noninterest income	1,444	804	1,834	1,702

Noninterest expense:
Compensation and benefits	1,703	1,729	3,444	3,717
Occupancy expense	358	555	722	1,103
Equipment and data processing expense	610	617	1,262	1,233
DIF premiums	163	192	325	352
Advertising	59	92	105	158
Valuation adjustment and expenses on OREO	573	241	1,104	326
Loss on early extinguishment of debt	190	—	190	—
Other	731	919	1,588	2,057

Total noninterest expense	4,387	4,345	8,740	8,946

Earnings before income taxes	539	(600)	924	92

Income taxes:
Current	3	23	3	175
Deferred	177	(208)	303	(152)

Total income taxes	180	(185)	306	23

Net earnings	$359	($415)	$618	$69

Net earnings per share, basic	$0.06	($0.07)	$0.10	$0.01

Net earnings per share, diluted	$0.06	($0.07)	$0.10	$0.01

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 31, 2010 and 2009

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2010	$92	$79,175	($3,673)	($1,053)	$1,206	$12,023	($31,247)	$56,523

Comprehensive income:
Net earnings	—	—	—	—	—	618	—	618
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($452)	—	—	—	—	(728)	—	—	(728)

Total comprehensive income	—	—	—	—	—	—	—	(110)
Dividends used for ESOP payment	—	—	—	—	—	13		13
Shares committed to be released by the ESOP	—	(142)	216	—	—	—	—	74
Earned portion of stock grants	—	—	—	33	—	—	—	33
Purchase of common stock (22,718 shares)	—	—	—	—	—	—	(79)	(79)

Balance at December 31, 2010	$92	$79,033	($3,457)	($1,020)	$478	$12,654	($31,326)	$56,454

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2009	$92	$79,394	($4,105)	($1,121)	$150	$36,140	($31,045)	$79,505

Comprehensive income:
Net earnings	—	—	—	—	—	69	—	69
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $448	—	—	—	—	723	—	—	723

Total comprehensive income	—	—	—	—	—	—	—	792

Dividends	—	—	—	—	—	(201)	—	(201)
Dividends used for ESOP payment	—	—	—	—	—	76	—	76
Shares committed to be released by the ESOP	—	(100)	216	—	—	—	—	116
Earned portion of stock grants	—	—	—	34	—	—	—	34
Purchase of common stock (2,578 shares)	—	—	—	—	—	—	(14)	(14)

Balance at December 31, 2009	$92	$79,294	($3,889)	($1,087)	$873	$36,084	($31,059)	$80,308

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$618	$69
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	74	115
Depreciation and amortization expense	678	744
Amortization of premiums (discounts), net on investment securities	218	(564)
Provision for loan losses	950	1,809
Amortization of deferred loan fees, net	(146)	(144)
(Gain) loss on sale of investment securities	5	(20)
(Gain) loss on sale of foreclosed real estate, net	405	9
Deferred tax benefit	303	(151)
Originations of mortgage loans held for sale	(13,487)	(10,114)
Proceeds from sale of mortgage loans	14,432	10,778
Increase in cash value of life insurance	(119)	(117)
Earned portion of MRP	34	34
Decrease (increase) in:
Accrued interest receivable	243	100
Other assets	(776)	(1,682)
Increase (decrease) in other liabilities and accrued income taxes	1,205	(1,378)

Net cash provided by (used for) operating activities	4,637	(512)

Cash flows used for investing activities:
Loan originations, net of principal collections	21,551	34,672
Investment securities classified as available-for-sale:
Proceeds from maturities, calls and prepayments	38,536	14,718
Proceeds from sale	756	1,313
Purchase of securities	(23,127)	(35,127)
Proceeds from sale of premises and equipment, construction overpayments	—	122
Purchase of premises and equipment	(80)	(50)
Proceeds from sale of (additions to) foreclosed real estate, net	1,915	1,188

Net cash provided by (used for) investing activities	39,551	16,836

Cash flows from financing activities:
Net increase (decrease) in deposits	8,964	8,661
Net increase in repurchase agreements	(650)	747
Proceeds from advances from FHLB	309	—
Repayment of FHLB advances	(26,619)	(42)
Purchase of treasury stock	(79)	(14)
Dividends paid	—	(603)

Net cash provided by (used for) financing activities	(18,075)	8,749

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	26,113	25,073
Cash, cash equivalents and interest-earning deposits at beginning of period	69,303	44,108

Cash, cash equivalents and interest-earning deposits at end of period	$95,416	$69,181

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$3,205	$4,663
Interest on FHLB advances	$1,543	$1,639
Interest on other borrowings	$106	$172
Income taxes	—	$350
Real estate acquired in settlement of loans	$8,635	$2,211

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the period ended December 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission on September 24, 2010. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted. The Company has adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure.

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

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended December 31, 2010, stock options to purchase 525,287 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended December 31,		Weighted-Average Shares Outstanding for the Six Months Ended December 31,
	2010	2009	2010	2009

Weighted average number of common shares used in computing basic earnings per common share	6,197,757	6,215,304	6,201,670	6,215,909
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,197,757	6,215,304	6,201,670	6,215,909

(6)	Accounting by Creditors for Allowance for Loan Losses and Impairment of a Loan

The allowance for loan and lease losses is an estimate of the losses that are inherent in the loan and lease portfolio. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank’s charge-off policy is consistent with bank regulatory standards. Generally, loans are charged off when the loan becomes over 120 days delinquent. Real estate acquired as a result of foreclosure is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any writedown to fair value is charged to the allowance for loan and lease losses. Any subsequent writedown of foreclosed real estate is charged against earnings.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses. Loans are grouped into pools based on loan type and further segregated by loan grade. Loans pools include residential mortgage loans, multi-family loans, construction and land development loans, non-residential real estate loans (owner occupied and non-owner occupied), commercial loans and consumer loans. Commercial business loans and loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. In addition, loans secured by commercial real estate are more likely to be negatively impacted by adverse conditions in the real estate market or the economy. Management utilizes a loan grading system and assigns a loan grade of “Pass”, “Watch”, “Special Mention”, “Substandard”, “Doubtful” or “Loss” based on risk characteristics of loans. Lending staff reviews the loan grades of customers on a regular basis and makes changes as needed given that the creditworthiness of customers may change over time.

Descriptions of loan grades are as follows:

Pass - loans in this category represent an acceptable risk and do not require heightened levels of monitoring by lending staff.

Watch - loans in this category represent an acceptable risk; however, require monitoring by lending staff due to potential weakness for any number of reasons.

Special Mention - loans in this category have potential weaknesses that may result in deteriorating prospects for the asset or in the Bank’s credit position at some future date.

Substandard - loans in this category are inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Borrowers in this category have a well-defined weakness(es) that jeopardize the proper liquidation of the debt.

Doubtful - loans classified as doubtful have a clear and defined weakness making the ultimate repayment of the loan, or portions thereof, highly improbable.

Loss - loans classified as “loss” are those of such little value that their continuance as bank assets is not warranted, even though partial recovery may be affected in the future. Charge off is required in the month this grade is assigned.

Specific valuation allowances are established for impaired loans. The Company considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. A specific reserve represents the difference between the recorded value of the loan and either its estimated fair value less estimated disposition costs, or the net present value as determined by a discounted cash flow analysis. On a quarterly basis, Management evaluates individual loans which have an outstanding principal balance of $500,000 or more and which are classified as either substandard, doubtful or loss according to the loan grading policy for impairment. Troubled debt restructurings (“TDRs”) are also considered to be impaired, except for those that have been performing under the new terms for at least six consecutive months. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date. A TDR may be non-accruing or it may accrue interest. A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for six consecutive months.

The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent. All interest accrued but not collected for loans considered impaired, placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method until the loan is returned to accrual status. Loans are returned to accrual status when future payments are reasonably assured. Payments received on non-accrual loans are applied to the remaining principal balance of the loans.

The evaluation of the allowance for loan and lease losses is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company is subject to periodic examination by regulatory agencies, which may require the Company to record increases in the allowances based on the regulator’s evaluation of available information. There can be no assurance that the Company’s regulators will not require further increases to the allowances.

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2010:

	Residential Mortgage	Multi- family	Construction and land development	Non- residential real estate	Owner occupied	Commercial	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2010	$1,812	$468	$1,162	$2,408	$2,000	$1,733	$66	$9,649
Charge Offs	(292)	—	(837)	(90)	(696)	(821)	(20)	(2,756)
Recoveries	2	—	—	—	—	91	9	102
Provision	476	156	390	(354)	(463)	760	(15)	950

Balance at December 31, 2010	$1,998	$624	$715	$1,964	$841	$1,763	$40	$7,945

Ending balance, Individually Evaluated	$1,313	$583	$557	$1,610	$229	$1,428	$2	$5,722
Ending balance, Collectively Evaluated	$685	$41	$158	$354	$612	$335	$38	$2,223

Loans:

Balance at December 31, 2010	$146,034	$17,235	$31,796	$59,994	$92,250	$60,344	$6,333	$413,986

Ending balance, Individually Evaluated	$8,294	$5,900	$6,263	$5,928	$1,683	$5,015	$2	$33,085
Ending balance, Collectively Evaluated	$137,740	$11,335	$25,533	$54,066	$90,567	$55,329	$6,331	$380,901

The following table is an aging analysis of the loan portfolio:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$2,947	$156	$6,476	$9,579	$136,455	$146,034
Multi-family	—	—	—	—	17,235	17,235
Construction/land development	97	10	2,564	2,671	29,125	31,796
Non-residential real estate	328	104	930	1,362	58,632	59,994
Owner occupied	1,231	69	2,103	3,403	88,847	92,250
Commercial	74	402	1,015	1,491	58,853	60,344
Consumer	44	—	67	111	6,222	6,333

Total	$4,721	$741	$13,155	$18,617	$395,369	$413,986

The following table summarizes the credit risk profile by internally assigned grade:

	Residential Mortgage	Multi- family	Construction and land development	Non- residential realestate	Owner occupied	Commercial	Consumer	Total

Grade:
Pass	$127,143	$6,386	$25,030	$50,636	$88,562	$50,862	$6,333	$354,952
Special mention	4,848	2,467	2,259	3,338	677	4,381	—	$17,970
Substandard	14,043	8,382	4,507	6,020	3,011	5,101	—	$41,064
Doubtful	—	—	—	—		—	—	$0
Loss	—	—	—	—	—	—	—	$0

Total:	$146,034	$17,235	$31,796	$59,994	$92,250	$60,344	$6,333	$413,986

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With no related allowance:
Residential Mortgage	$2,851	$2,851	$—	$81
Multi-family	—	—	—	—
Construction and land development	3,482	3,482	—	32
Non-residential real estate	1,868	1,868	—	55
Owner occupied	1,172	1,172	—	21
Commercial	1,540	1,540	—	31
Consumer	—	—	—	—

Total	$10,913	$10,913	$—	$220

With an allowance recorded:
Residential Mortgage	$5,443	$5,443	$1,313	$43
Multi-family	5,900	5,900	583	138
Construction and land development	2,781	2,781	557	32
Non-residential real estate	4,060	4,060	1,610	98
Owner occupied	511	511	229	7
Commercial	3,475	3,475	1,428	63
Consumer	2	2	2	—

Total	$22,172	$22,172	$5,722	$381

Total:
Residential Mortgage	$8,294	$8,294	$1,313	$124
Multi-family	5,900	5,900	583	138
Construction and land development	6,263	6,263	557	64
Non-residential real estate	5,928	5,928	1,610	153
Owner occupied	1,683	1,683	229	28
Commercial	5,015	5,015	1,428	94
Consumer	2	2	2	—

Total	$33,085	$33,085	$5,722	$601

Average impaired loans for the six months ended December 31, 2010	$36,644

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

At December 31, 2010, we had approximately $12.6 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $6.3 million in unused letters of credit and approximately $33.9 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of December 31, 2010.

	Three Months Ended December 31, 2010
	Shares	Weighted- average exercise price

Outstanding at beginning of period	551,490	$12.74
Granted during the three-month period	—
Options forfeited	(26,203)	$13.69
Options exercised	—
Outstanding at December 31, 2010	525,287	$12.69

Options exercisable at December 31, 2010	525,287	$12.69

The following information applies to options outstanding at December 31, 2010:

Number outstanding	525,287
Range of exercise prices	$10.00 - $13.69
Weighted-average exercise price	$12.69
Weighted-average remaining contractual life	2.29
Number of options remaining for future issuance	358,112

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

(10)	Investment Securities

Investment securities are summarized as follows:

At December 31, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$15,757	$50	$(138)	$15,669
Mortgage-backed	22,027	2,139	(158)	24,008
Municipals	6,199	74	(137)	6,136
Other Securities	1,434	—	(1,056)	378

Total securities available- for-sale	$45,417	$2,263	$(1,489)	$46,191

Weighted-average rate	3.66%

Pledged at December 31, 2010	$21,731

At June 30, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$31,975	$132	$—	$32,107
Mortgage-backed	21,812	2,643	(142)	24,313
Municipals	5,650	126	(12)	5,764
Other Securities	1,597	183	(975)	805

Total securities available- for-sale	$61,034	$3,084	$(1,129)	$62,989

Weighted-average rate	3.73%

Pledged at June 30, 2010	$9,574

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Federal agency securities	$11,009	$(138)	$—	$—	$11,009	$(138)
Mortgage-backed securities	2,743	(68)	1,123	(90)	3,866	(158)
Municipal securities	3,241	(137)	—	—	3,241	(137)
Other securities	5	(49)	370	(1,007)	375	(1,056)

	$16,998	$(392)	$1,493	$(1,097)	$18,491	$(1,489)

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

Maturities of debt securities at December 31, 2010, are summarized as follows:

	Amortized Cost	Fair Value	Weighted Average Yield

Within 1 year	$375	$376	3.01%
Over 1 year through 5 years	12,573	12,581	1.31%
After 5 years through 10 years	7,257	7,240	1.90%
Over 10 years	25,212	25,994	5.34%

	$45,417	$46,191	3.66%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$40,060	$6,131	$46,191	$46,191

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

	December 31, 2010
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Impaired Loans	—	—	$27,363	$27,363	$27,363

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$95,416	$95,416	$69,303	$69,303
Available-for-sale securities	46,191	46,191	62,989	62,989
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	414,207	415,100	444,474	445,655
Accrued interest receivable	1,757	1,757	2,000	2,000
Loans held-for-sale	208	208	1,153	1,153

Financial liabilities:
Deposits	(488,119)	(475,563)	(479,183)	(471,821)
Repurchase agreements	(294)	(294)	(944)	(944)
Borrowed funds	(58,287)	(59,894)	(84,834)	(87,028)
Subordinated debentures	(7,077)	(6,510)	(7,021)	(5,630)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	12,553	—	18,023
Unused letters of credit	—	6,282	—	5,320
Unused lines of credit	—	33,922	—	36,192

(12)	Business Combination

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

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended December 31, 2010 through February 9, 2011. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in the reports we file with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2010 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Net Income

Net income for the three months ended December 31, 2010 was $359,000, or $0.06 per diluted share, compared to a net loss of $415,000, or ($0.07) per diluted share, for the corresponding period in 2009. Net income for the three months ended December 31, 2010 was favorably impacted by a $743,000 gain on investment securities and a decrease in the provision for loan and lease losses which more than offset an increase in write-downs and losses on other real estate owned (“OREO”).

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands, except per share data)

Net earnings	$359	($415)
Net earnings per share, basic	$0.06	($0.07)
Net earnings per share, diluted	$0.06	($0.07)
Return on average assets (annualized)	0.23%	(0.25%)
Return on average equity (annualized)	2.51%	(2.04%)

Net Interest Income

Net interest income before loan loss provision decreased $18,000 to $4.4 million for the three months ended December 31, 2010 compared to $4.5 million for the same period in 2009. The interest rate spread and net interest margin for the quarter ended December 31, 2010 were 3.12% and 3.20%, respectively, compared to 3.11% and 3.21%, respectively, for the same period in 2009.

The following table summarizes changes in interest income and expense for the three month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Interest income:
Loans	$6,112	$6,819	($707)	(10.4%)
Investment securities	409	670	(261)	(39.0%)
Interest-earning deposits	61	12	49	408.3%
FHLB stock	48	54	(6)	(11.1%)

Total interest income	6,630	7,555	(925)	(12.2%)

Interest expense:
Deposits	1,534	2,203	(669)	(30.4%)
Repurchase Agreements	2	3	(1)	(33.3%)
Borrowings	582	820	(238)	(29.0%)
Subordinated Notes & Debentures	80	79	1	1.3%

Total interest expense	2,198	3,105	(907)	(29.2%)

Net interest income	$4,432	$4,450	($18)	(0.4%)

The following table summarizes average balances and average yields and costs for the three months ended December 31, 2010 and 2009. For purposes of this table nonaccrual loan balances and related accrued interest income have been excluded.

	Three Months Ended December 31,
	2010		2009
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)

Loans	$405,308	5.98%	$455,314	5.94%
Investment securities	43,718	3.90%	52,065	5.23%
Interest-earning deposits	97,945	0.25%	40,694	0.12%
FHLB stock	4,735	4.02%	4,735	4.52%
Deposits	449,999	1.35%	432,082	2.02%
FHLB advances	67,067	3.44%	90,149	3.61%
Repurchase agreements	1,142	0.69%	1,671	0.71%
Subordinated debentures	7,059	4.50%	6,947	4.51%

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

	Three Months Ended December 31, 2010 Compared to 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	($754)	$47	($707)
Investment securities	(61)	(200)	($261)
Daily interest-earning deposits and other interest-earning assets	27	16	$43

Total interest-earning assets	(788)	(137)	(925)

Interest expense:
Deposits	95	(764)	($669)
Total borrowings	(208)	(30)	($238)

Total interest-bearing liabilities	(113)	(794)	(907)

Net change in interest income	($675)	$657	($18)

Total interest income decreased $925,000, or 12.2%, to $6.6 million for the three months ended December 31, 2010 primarily due to a change in the mix of average earning assets. The average yield on earning assets declined 65 basis points to 4.78% compared to 5.43% for the same period in 2009, due primarily to a shift of average loan balances into lower yielding investment and interest-earning deposits.

Interest on loans decreased $707,000, or 10.4%, to $6.1 million for the three months ended December 31, 2010 primarily due to a lower average balance of loans. The average balance of loans decreased $50.0 million, or 11.0%, to $405.3 million, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 5.98% for the three months ended December 31, 2010 compared to 5.94% for the same period in 2009.

Interest on investment securities decreased $261,000, or 39.0%, to $409,000 for the three months ended December 31, 2010 due to a lower average yield and a lower average balance. The average yield on investment securities decreased to 3.90% for the three months ended December 31, 2010 compared to 5.23% for the same period in 2009 due to lower market interest rates and changes in the composition of the portfolio. A portion of the proceeds from called securities has been reinvested in similar securities but with lower yields.

Total interest expense decreased $907,000 to $2.2 million for the three months ended December 31, 2010 compared to $3.1 million for the corresponding period in 2009 primarily due to lower market interest rates. The rate paid on interest-bearing liabilities declined 66 basis points to 1.66% while the average balance of interest-bearing liabilities decreased $5.6 million, to $525.3 million during the quarter ended December 31, 2010. The average rate paid on deposits was 1.35% for the three months ended December 31, 2010, compared to 2.02% for the same period in 2009. Average FHLB borrowings decreased $23.1 million to $67.1 million for the three months ended December 31, 2010 compared to $90.1 million for the three months ended December 31, 2009, while the average rate paid on borrowings decreased 17 basis points to 3.44%, as excess liquidity was used to repay FHLB advances.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2010 was $950,000, compared to $1.5 million for the comparable period in 2009. Net charge-offs for the three months ended December 31, 2010 were $1.8 million compared to $924,000 for the comparable period in 2009. A significant portion of the loan charge-offs during the three months ended December 31, 2010 were against specific reserves and did not require replenishment of the allowance for loan and lease losses.

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

Noninterest Income

Noninterest income increased $640,000 to $1.4 million for the three months ended December 31, 2010 compared to $804,000 for the corresponding period in 2009 due primarily to an increase in gain on investment securities. The gain on investment securities was the result of a large unexpected prepayment of principal on a deeply discounted mortgage-backed security. The deep discount on this security originated from the GAAP required write down to fair value in connection with the Company’s acquisition of State of Franklin Bancshares, Inc., which was consummated on October 31, 2008. Service charges and fees declined $103,000, or 24.6%, to $315,000 for the three months ended December 31, 2010 compared to the prior year period. Management believes fee revenue decreased due to heightened customer awareness of fees and a resultant increased management of account balances in the current economic downturn. Mortgage origination fee income increased $128,000 to $224,000 for the three months ended December 31, 2010 due to higher demand for residential mortgage refinancing resulting from the low interest rate environment.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2010 compared to the same period in 2009.

	Three Months Ended
	December 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$224	$96	$128	133.3%
Service charges and fees	315	418	(103)	(24.6%)
(Loss) gain on investment securities	743	13	730	5615.4%
Gain (loss) on sale of foreclosed real estate, net	(58)	—	(58)	—
BOLI increase in cash value	59	59	—	0.0%
Other	161	218	(57)	(26.1%)

Total noninterest income	$1,444	$804	$640	79.6%

Noninterest Expense

Noninterest expense decreased $42,000 to $4.4 million for the three months ended December 31, 2010 compared to $4.3 million for the corresponding 2009 period. Noninterest expense for the three months ended December 31, 2010 was negatively impacted by an increase in OREO expense due to valuation adjustments and expenses related to the maintenance and disposition of foreclosed real estate. OREO expense increased $332,000 to $573,000 for the three months ended December 31, 2010 as compared to the corresponding period in 2009. Occupancy expense decreased $197,000 to $358,000 for the three months ended December 31, 2010, due to a decrease in amortization of leasehold improvements. Advertising expense decreased $33,000 to $59,000 during the three months ended December 31, 2010 as compared to $92,000 for the same period in 2009 due to Management’s strategic decision to postpone marketing campaigns to future periods. Prepayment penalties totaling $190,000 were incurred in connection with the repayment of FHLB advances totaling $26.5 million during the three months ending December 31, 2010. Management believes the future savings in interest expense will more than offset the prepayment penalties. Other categories of noninterest expense decreased $188,000 to $731,000 for the three months ended December 31, 2010 due to cost control initiatives, declines in legal and professional fees and lower franchise tax expense.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2010 compared to the same period in 2009.

	Three Months Ended
	December 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,703	$1,729	($26)	(1.5%)
Occupancy expense	358	555	(197)	(35.5%)
Equipment and data processing expense	610	617	(7)	(1.1%)
Deposit insurance premiums	163	192	(29)	(15.1%)
Advertising	59	92	(33)	(35.9%)
Valuation adjustment and expenses on OREO	573	241	332	137.8%
Loss on early extinguishment of debt	190	—	190	—
Other	731	919	(188)	(20.5%)

Total noninterest expense	$4,387	$4,345	$42	1.0%

Income Taxes

Income tax expense for the three months ended December 31, 2010 was $180,000 compared to a tax benefit of $185,000 for the same period in 2009 due to higher taxable income.

Results of Operations for the Six Months Ended December 31, 2010 and 2009

Net Income

Net income for the six months ended December 31, 2010 was $618,000, or $0.10 per diluted share compared to $69,000, or $0.01 per diluted share, for the same period in 2009. Net income for the six months ended December 31, 2010 was favorably impacted by a $752,000 gain on investment securities and a decrease in the provision for loan and lease losses which more than offset an increase in write-downs and losses on OREO.

	Six Months Ended
	December 31,
	2010	2009
	(Dollars in thousands, except per share data)

Net earnings	$618	$69
Net earnings per share, basic	$0.10	$0.01
Net earnings per share, diluted	$0.10	$0.01
Return on average assets (annualized)	0.20%	0.02%
Return on average equity (annualized)	2.17%	0.17%

Net Interest Income

Net interest income before loan loss provision decreased $365,000, or 4.0%, to $8.8 million for the six months ended December 31, 2010 from $9.1 million for the corresponding period in 2009. The interest rate spread and net interest margin for the six months ended December 31, 2010 were 3.06% and 3.14%, respectively, compared to 3.14% and 3.26%, respectively, for the same period in 2009.

The following table summarizes changes in interest income and expense for the six month periods ended December 31, 2010 and 2009:

	Six Months Ended December 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Interest income:
Loans	$12,394	$13,948	($1,554)	(11.1%)
Investment securities	891	1,415	(524)	(37.0%)
Interest-earning deposits	100	24	76	316.7%
FHLB stock	101	113	(12)	(10.6%)

Total interest income	13,486	15,500	(2,014)	(13.0%)

Interest expense:
Deposits	3,197	4,544	(1,347)	(29.6%)
Repurchase Agreements	4	5	(1)	(20.0%)
FHLB advances	1,343	1,639	(296)	(18.1%)
Subordinated Notes & Debentures	162	167	(5)	(3.0%)

Total interest expense	4,706	6,355	(1,649)	(25.9%)

Net interest income	$8,780	$9,145	($365)	(4.0%)

The following table summarizes average balances and average yields and costs for the six months ended December 31, 2010 and 2009. For purposes of this table nonaccrual loan balances and related accrued interest income have been excluded.

	Six Months Ended December 31,
	2010		2009
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)

Loans	$411,754	5.97%	$466,148	5.94%
Investment securities	49,171	3.76%	47,445	6.06%
Interest-earning deposits	91,198	0.22%	40,289	0.12%
FHLB stock	4,735	4.23%	4,735	4.73%
Deposits	446,588	1.42%	432,515	2.08%
FHLB advances	76,061	3.50%	90,208	3.60%
Repurchase agreements	1,193	0.67%	1,391	0.71%
Subordinated debentures	7,045	4.56%	6,935	4.78%

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

	Six Months Ended December 31, 2010 Compared to 2009
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	($1,638)	$84	($1,554)
Investment securities	(34)	(490)	($524)
Daily interest-earning deposits and other interest-earning assets	46	18	$64

Total interest-earning assets	(1,626)	(388)	(2,014)

Interest expense:
Deposits	153	(1,500)	($1,347)
Total borrowings	(256)	(46)	($302)

Total interest-bearing liabilities	(103)	(1,546)	(1,649)

Net change in interest income	($1,523)	$1,158	($365)

Total interest income decreased $2.0 million, or 13.0%, to $13.5 million for the six months ended December 31, 2010 primarily due to a change in the mix of average earning assets. The average yield on earning assets declined 70 basis points to 4.82% compared to 5.52% for the same period in 2009, due primarily to a shift from average loan balances into lower yielding investment and interest-earning deposits.

Interest on loans decreased $1.6 million, or 11.1%, to $12.4 million for the six months ended December 31, 2010 primarily due to a lower average balance of loans. The average balance of loans decreased $54.4 million, or 11.7%, to $411.8 million, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 5.97% for the six months ended December 31, 2010 compared to 5.94% for the same period in 2009.

Interest on investment securities decreased $524,000, or 37.0%, to $891,000 for the six months ended December 31, 2010 due to a lower average yield. The average yield on investment securities decreased to 3.76% for the six months ended December 31, 2010 compared to 6.06% for the same period in 2009 due to lower market interest rates and changes in the composition of the portfolio. A portion of the proceeds from called securities has been reinvested in similar securities but with lower yields.

Total interest expense decreased $1.6 million to $4.7 million for the six months ended December 31, 2010 compared to $6.4 million for the corresponding period in 2009 primarily due to lower market interest rates. The rate paid on interest-bearing liabilities declined 62 basis points to 1.76% while the average balance of interest-bearing liabilities remained stable at $531.0 million for the six months ended December 31, 2010 compared to the same period in 2009. The average rate paid on deposits was 1.42% for the six months ended December 31, 2010, compared to 2.08% for the same period in 2009 due to lower rates paid on deposits. Average FHLB borrowings decreased $14.1 million to $76.1 million for the six months ended December 31, 2010 compared to $90.2 million for the six months ended December 31, 2009, while the average rate paid on borrowings decreased 10 basis points to 3.50%, as excess liquidity was used to repay FHLB advances.

Provision for Loan Losses

The provision for loan losses for the six months ended December 31, 2010 was $950,000, compared to $1.8 million for the comparable period in 2009. Net charge-offs for the six months ended December 31, 2010 were $2.7 million compared to $1.4 million for the comparable period in 2009. A significant portion of the loan charge-offs during the six months ended December 31, 2010 were against specific reserves and did not require replenishment of the allowance for loan and lease losses.

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

Noninterest Income

Noninterest income increased $132,000 to $1.8 million for the six months ended December 31, 2010 compared to $1.7 million for the corresponding period in 2009 due primarily to an increase in gain on investment securities. The gain on investment securities was the result of a large unexpected prepayment of principal on a deeply discounted mortgage-backed security. The deep discount on this security originated from the GAAP required write down to fair value in connection with the Company’s acquisition of State of Franklin Bancshares, Inc., which was consummated on October 31, 2008. Loss on sale of foreclosed property increased $396,000 to $405,000 for the six months ended December 31, 2010. Service charges and fees declined $193,000, or 22.3%, primarily due to decreases in late fees and overdraft fees. Management believes fee revenue decreased due to heightened customer awareness of fees and a resultant increased management of account balances in the current economic downturn.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2010 compared to the same period in 2009.

	Six Months Ended December 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$364	$240	$124	51.7%
Service charges and fees	671	864	(193)	(22.3%)
Gain on investment securities	752	20	732	3660.0%
Gain (loss) on sale of foreclosed real estate, net	(405)	(9)	(396)	4400.0%
BOLI increase in cash value	119	117	2	1.7%
Other	333	470	(137)	(29.1%)

Total noninterest income	$1,834	$1,702	$132	7.8%

Noninterest Expense

Noninterest expense decreased $206,000, or 2.3%, to $8.7 million for the six months ended December 31, 2010 compared to the corresponding 2009 period. Compensation expense decreased $273,000, or 7.3%, to $3.4 million for the six months ended December 31, 2010 compared to the same period in 2009 due to an overall reduction in number of employees. The number of full-time equivalent employees was 140 at December 31, 2010 compared to 149 for the same period in 2009. The number of employees decreased from period to period primarily due to the integration of the State of Franklin acquisition. Expenses related to other real estate owned increased to $1.1 million for the six months ended December 31, 2010 compared to $326,000 for the comparable 2009 period due to valuation adjustments and expenses related to the maintenance and disposition of foreclosed real estate. Occupancy expense decreased $381,000 to $722,000 for the six months ended December 31, 2010, due to a decrease in amortization of leasehold improvements. Advertising expense decreased $53,000 to $105,000 during the six months ended December 31, 2010 as compared to $158,000 for the same period in 2009 due to Management’s strategic decision to postpone marketing campaigns to future periods. Prepayment penalties totaling $190,000 were incurred in connection with the repayment of FHLB advances totaling $26.5 million during the six months ending December 31, 2010. Management believes the future savings in interest expense will more than offset the prepayment penalties. Other categories of noninterest expense decreased $469,000 to $1.6 million for the six months ended December 31, 2010 due to cost control initiatives, declines in legal and professional fees and lower franchise tax expense.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2010 compared to the same period in 2009.

	Six Months Ended December 31,		$	%
	2010	2009	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$3,444	$3,717	($273)	(7.3%)
Occupancy expense	722	1,103	(381)	(34.5%)
Equipment and data processing expense	1,262	1,233	29	2.4%
Deposit insurance premiums	325	352	(27)	(7.7%)
Advertising	105	158	(53)	(33.5%)
Valuation adjustment and expenses on OREO	1,104	326	778	238.7%
Loss on early extinguishment of debt	190	—	190	—
Other	1,588	2,057	(469)	(22.8%)

Total noninterest expense	$8,740	$8,946	($206)	(2.3%)

Income Taxes

Income tax expense for the six months ended December 31, 2010 was $306,000 compared to $23,000 for the same period in 2009 due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits increased $26.1 million to $95.4 million at December 31, 2010 compared to $69.3 million at June 30, 2010 due to decreases in loan and investment balances combined with an increase in customer deposits. Management has maintained higher than usual levels of liquidity during the current economic downturn.

Investments

The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities decreased to $46.2 million at December 31, 2010 compared to $63.0 million at June 30, 2010. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $774,000, or $478,000 net of taxes. The $16.8 million decrease in the investment portfolio is due to calls of U.S. agency securities exceeding new purchases.

Loans

Net loans decreased $28.6 million to $405.8 million at December 31, 2010 compared to $434.4 million at June 30, 2010 due primarily to reduced loan demand combined with normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At December 31, 2010		At June 30, 2010
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)

Real estate loans:
Residential one-to four-family	$127,779	30.8%	$136,430	30.7%	$(8,651)	(6.3%)
Home equity line of credit	20,887	5.0%	19,768	4.4%	1,119	5.7%
Commercial	141,874	34.3%	140,024	31.5%	1,850	1.3%
Multi-family	17,862	4.3%	16,536	3.7%	1,326	8.0%
Construction	9,169	2.2%	21,073	4.7%	(11,904)	(56.5%)
Land	30,200	7.3%	37,135	8.4%	(6,935)	(18.7%)

Total real estate loans	347,771	84.0%	370,966	83.5%	(23,195)	(6.3%)

Commercial business loans	60,102	14.5%	66,699	15.0%	(6,597)	(9.9%)

Consumer loans:
Automobile loans	1,615	0.4%	1,848	0.4%	(233)	(12.6%)
Mobile home loans	17	0.0%	23	0.0%	(6)	(26.1%)
Loans secured by deposits	1,504	0.4%	1,372	0.3%	132	9.6%
Other consumer loans	3,198	0.8%	3,566	0.8%	(368)	(10.3%)

Total consumer loans	6,334	1.5%	6,809	1.5%	(475)	(7.0%)

Total gross loans	414,207	100.0%	444,474	100.0%	(30,267)	(6.8%)

Less:
Deferred loan fees, net	(442)		(447)		5	(1.1%)
Allowance for losses	(7,945)		(9,649)		1,704	(17.7%)

Loans receivable, net	$405,820		$434,378		$(28,558)	(6.6%)

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

The allowance for loan losses was $7.9 million at December 31, 2010 compared to $9.6 million at June 30, 2010. Our allowance for loan losses represented 1.92% of total loans and 60.40% of nonperforming loans at December 31, 2010 compared to 2.17% of total loans and 51.38% of nonperforming loans at June 30, 2010.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$8,748	$4,595	$9,649	$4,722
Provision for loan losses	950	1,509	950	1,809
Recoveries	94	23	102	48
Charge-offs	(1,847)	(947)	(2,756)	(1,399)

Net charge-offs	(1,753)	(924)	(2,654)	(1,351)

Allowance at end of period	$7,945	$5,180	$7,945	$5,180

Net charge-offs to average outstanding loans during the period, annualized	1.67%	0.78%	1.24%	0.56%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonaccrual loans totaled $13.2 million at December 31, 2010 compared to $18.8 million at June 30, 2010. The decrease in nonaccrual loans is primarily due to an increase in both nonaccrual residential and commercial real estate loans. Troubled debt restructuring (“TDR”) loans were $5.2 million at December 31, 2010 compared to $3.1 million at June 30, 2010. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date. The majority of loans in this category are in compliance with their modified loan terms as of December 31, 2010. The amount of accruing TDR loans totaled $4.4 million at December 31, 2010. Foreclosed real estate amounted to $9.9 million at December 31, 2010 compared to $6.9 million at June 30, 2010. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at December 31, 2010 consisted of vacant land totaling $1.1 million, residential property totaling $2.1 million and commercial real estate totaling $6.7 million.

	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$9,040	$10,750
Commercial real estate	3,033	6,617
Commercial business	1,015	1,309
Consumer	67	103

Total nonaccrual loans	13,155	18,779

Nonaccrual investments	376	731
Real estate owned	9,937	6,865
Other repossessed assets	—	—

Total nonperforming assets	$23,468	$26,375

Total nonperforming assets to total assets	3.82%	4.18%
Total nonperforming loans to total loans	3.18%	4.22%
Allowance for loan losses to total nonperforming loans	60.40%	51.38%

The following table summarizes activity in OREO during the six months ended December 31, 2010:

OREO balance at beginning of period	$6,851
OREO acquired	8,635
OREO sold	(3,609)
Initial valuation adjustments	(1,498)
Subsequent valuation adjustments	(442)

OREO ending balance	$9,937

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2010 was $6.5 million.

Deposits

Total deposits increased $8.9 million to $488.1 million at December 31, 2010 due primarily to customer preference for higher yielding time deposits during a period of economic uncertainty. Time deposits increased $9.0 million, or 3.7%, to $249.2 million at December 31, 2010. NOW accounts decreased $17.9 million, or 30.8%, to 40.3 million compared to June 30, 2010 due to a planned reduction in public funds.

	December 31, 2010	June 30, 2010	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$52,859	$41,653	$11,206	26.9%
NOW accounts	40,338	58,257	(17,919)	(30.8%)
Savings accounts	88,275	82,830	5,445	6.6%
Money market accounts	57,492	56,247	1,245	2.2%
Certificates of deposit	249,155	240,196	8,959	3.7%

Total	$488,119	$479,183	$8,936	1.9%

Advances

Federal Home Loan Bank (“FHLB”) advances decreased $26.5 million to $58.3 million at December 31, 2010 compared to $84.8 million at June 30, 2010 as excess liquidity was used to repay FHLB advances with an average rate of 3.56%. Although prepayment penalties totaling $190,000 were incurred in connection with the repayment of the advances, management believes the future savings in interest expense will more than offset the prepayment penalties.

Stockholders’ Equity

Stockholders’ equity remained relatively stable at $56.5 million at December 31, 2010 compared to June 30, 2010. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At December 31, 2010, 442,257 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At December 31, 2010, the adjustment to stockholders’ equity was a net unrealized gain of $478,000 compared to a net unrealized gain of $1.2 million at June 30, 2010.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $95.4 million compared to $69.3 million at June 30, 2010. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $46.2 million at December 31, 2010 compared to $63.0 million at June 30, 2010. At December 31, 2010, approximately $21.7 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. At December 31, 2010, borrowing capacity with the FHLB totaled $64.3 million based on pledged collateral, of which $6.6 million was unused. In the six-month period ended December 31, 2010, FHLB advances decreased $26.5 million to $58.3 million compared to $84.8 million at June 30, 2010. The Company had approximately $11.5 million of unused borrowing capacity with the Federal Reserve Bank of Atlanta at December 31, 2010. In addition, the Company also maintains a federal funds line with one correspondent bank totaling $10.0 million under which no borrowings were outstanding.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2010, we had approximately $12.6 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $6.3 million in unused letters of credit and approximately $33.9 million in unused lines of credit. At December 31, 2010, we had $223.3 million in certificates of deposit due within one year and $239.0 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net increase in total deposits of $8.9 million during the six-month period ended December 31, 2010.

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

For the six months ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of December 31, 2010, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at December 31, 2010 and June 30, 2010:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At December 31, 2010

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,996	12.48%	$33,962	>	8.0%	$42,453	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,657	11.23%	16,981	>	4.0%	25,472	>	6.0%

Tier 1 Capital
(To Average Assets)	47,657	7.73%	24,675	>	4.0%	30,843	>	5.0%

At June 30, 2010

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,352	11.61%	$36,073	>	8.0%	$45,092	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	46,666	10.35%	18,037	>	4.0%	27,055	>	6.0%

Tier 1 Capital
(To Average Assets)	46,666	7.29%	25,609	>	4.0%	32,011	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At December 31, 2010, Jefferson Federal’s leverage capital ratio was 7.73%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At December 31, 2010, Jefferson Federal had a ratio of total capital to risk-weighted assets of 12.48%. At December 31, 2010, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
October 1, 2010 through October 31, 2010	—	$—	—	454,118	(1)

Month #2
November 1, 2010 through November 30, 2010	3,382	$3.41	3,382	450,736	(1)

Month #3
December 1, 2010 through December 31, 2010	8,479	$3.09	8,479	442,257	(1)

Total	11,861	$3.18	11,861	442,257

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer

32.0	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 14, 2011	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

February 14, 2011	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary