Form 10-Q
period 2011-03-31
JEFFERSON BANCSHARES INC
filed 2011-05-16
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

At May 13, 2011, the registrant had 6,634,759 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets

Cash and cash equivalents	$3,755	$5,071
Interest-earning deposits	54,446	59,232
Fed funds sold	—	5,000
Investment securities classified as available for sale, net	53,935	62,989
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,567	6,390
Loans receivable, net of allowance for loan losses of $7,881 and $9,649	393,711	434,378
Loans held-for-sale	326	1,153
Premises and equipment, net	26,897	27,555
Foreclosed real estate, net	11,323	6,851
Accrued interest receivable:
Investments	260	256
Loans receivable	1,554	1,744
Deferred tax asset	9,068	8,524
Core deposit intangible	2,098	2,475
Other assets	8,849	4,417

Total Assets	$577,524	$630,770

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$53,301	$41,653
Interest-bearing	415,936	437,530
Repurchase agreements	992	944
Federal Home Loan Bank advances	37,962	84,834
Subordinated debentures	7,105	7,021
Other liabilities	6,410	2,265
Accrued income taxes	—	—

Total liabilities	521,706	574,247

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,634,759 shares outstanding at March 31, 2011 and 6,659,212 shares outstanding at June 30, 2010	92	92
Additional paid-in capital	78,966	79,175
Unearned ESOP shares	(3,349)	(3,673)
Unearned compensation	(1,019)	(1,053)
Accumulated other comprehensive income	(453)	1,206
Retained earnings	12,914	12,023
Treasury stock, at cost (2,547,613 and 2,523,160 shares)	(31,333)	(31,247)

Total stockholders’ equity	55,818	56,523

Total liabilities and stockholders’ equity	$577,524	$630,770

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Earnings (Unaudited)

(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Interest income:
Interest on loans receivable	$6,049	$6,608	$18,443	$20,556
Interest on investment securities	411	755	1,302	2,170
Other interest	105	67	306	204

Total interest income	6,565	7,430	20,051	22,930

Interest expense:
Deposits	1,293	1,837	4,490	6,381
Repurchase agreements	1	2	5	7
Advances from FHLB	445	799	1,788	2,438
Subordinated debentures	79	78	241	245

Total interest expense	1,818	2,716	6,524	9,071

Net interest income	4,747	4,714	13,527	13,859
Provision for loan losses	1,400	1,500	2,350	3,309

Net interest income after provision for loan losses	3,347	3,214	11,177	10,550

Noninterest income:
Mortgage origination fee income	66	61	430	301
Service charges and fees	286	386	957	1,250
Gain on investments	1,279	1,202	2,031	1,222
Gain (loss) on sale of fixed assets	—	(92)	—	(92)
Gain (loss) on sale of foreclosed real estate, net	(186)	1	(591)	(8)
BOLI increase in cash value	58	58	177	175
Other	194	131	527	601

Total noninterest income	1,697	1,747	3,531	3,449

Noninterest expense:
Compensation and benefits	1,620	1,664	5,064	5,381
Occupancy expense	309	598	1,031	1,701
Equipment and data processing expense	638	671	1,900	1,904
DIF premiums	165	154	490	506
Advertising	62	15	167	173
Valuation adjustment and expenses on OREO	371	437	1,475	763
Loss on early extinguishment of debt	585	—	775	—
Other	885	1,132	2,473	3,189

Total noninterest expense	4,635	4,671	13,375	13,617

Earnings before income taxes	409	290	1,333	382

Income taxes:
Current	2	(175)	5	—
Deferred	147	142	450	(10)

Total income taxes	149	(33)	455	(10)

Net earnings	$260	$323	$878	$392

Net earnings per share, basic	$0.04	$0.05	$0.14	$0.06

Net earnings per share, diluted	$0.04	$0.05	$0.14	$0.06

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2010	$92	$79,175	($3,673)	($1,053)	$1,206	$12,023	($31,247)	$56,523

Comprehensive income:
Net earnings	—	—	—	—	—	878	—	878
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($1,030)	—	—	—	—	(1,659)	—	—	(1,659)

Total comprehensive income	—	—	—	—	—	—	—	(781)
Dividends used for ESOP payment	—	—	—	—	—	13		13
Shares committed to be released by the ESOP	—	(209)	324	—	—	—	—	115
Earned portion of stock grants	—	—	—	34	—	—	—	34
Purchase of common stock (24,453 shares)	—	—	—	—	—	—	(86)	(86)

Balance at March 31, 2011	$92	$78,966	($3,349)	($1,019)	($453)	$12,914	($31,333)	$55,818

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock in ESOP	Unearned Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2009	$92	$79,394	($4,105)	($1,121)	$150	$36,140	($31,045)	$79,505

Comprehensive income:
Net earnings	—	—	—	—	—	392	—	392
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $40	—	—	—	—	199	—	—	199

Total comprehensive income	—	—	—	—	—	—	—	591

Dividends	—	—	—	—	—	(200)	—	(200)
Dividends used for ESOP payment	—	—	—	—	—	78	—	78
Shares committed to be released by the ESOP	—	(158)	324	—	—	—	—	166
Earned portion of stock grants	—	—	—	50	—	—	—	50
Purchase of common stock (22,775 shares)	—	—	—	—	—	—	(95)	(95)

Balance at March 31, 2010	$92	$79,236	($3,781)	($1,071)	$349	$36,410	($31,140)	$80,095

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$878	$392
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	115	164
Depreciation and amortization expense	812	1,291
Amortization of premiums (discounts), net on investment securities	88	(566)
Provision for loan losses	2,350	3,309
Amortization of deferred loan fees, net	(209)	(221)
(Gain) loss on sale of investment securities	(2,031)	(1,222)
(Gain) loss on sale of foreclosed real estate, net	591	8
Deferred tax benefit	450	(10)
Originations of mortgage loans held for sale	(16,708)	(13,460)
Proceeds from sale of mortgage loans	17,535	13,817
Increase in cash value of life insurance	(177)	(175)
Earned portion of MRP	35	51
Decrease (increase) in:	—
Accrued interest receivable	186	193
Other assets	(4,432)	(4,953)
Increase (decrease) in other liabilities and accrued income taxes	4,145	1,774

Net cash provided by (used for) operating activities	3,628	392

Cash flows used for investing activities:
Loan originations, net of principal collections	30,045	44,076
Investment securities classified as available-for-sale:	—
Proceeds from maturities, calls and prepayments	41,899	25,080
Proceeds from sale	11,778	5,636
Purchase of securities	(45,371)	(46,919)
Proceeds from sale of premises and equipment, construction overpayments	—	3,323
Purchase of premises and equipment	(183)	(98)
Proceeds from sale of (additions to) foreclosed real estate, net	3,363	1,458

Net cash provided by (used for) investing activities	41,531	32,556

Cash flows from financing activities:
Net increase (decrease) in deposits	(9,907)	(1,412)
Net increase in repurchase agreements	48	615
Proceeds from advances from FHLB	309	—
Repayment of FHLB advances	(46,625)	(51)
Purchase of treasury stock	(86)	(95)
Dividends paid	—	(603)

Net cash provided by (used for) financing activities	(56,261)	(1,546)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(11,102)	31,402
Cash, cash equivalents and interest-earning deposits at beginning of period	69,303	44,108

Cash, cash equivalents and interest-earning deposits at end of period	$58,201	$75,510

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$4,470	$6,536
Interest on FHLB advances	$1,788	$2,438
Interest on other borrowings	$162	$252
Income taxes	$50	$410
Real estate acquired in settlement of loans	$11,897	$3,208

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the Securities and Exchange Commission on September 24, 2010. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted. The Company has adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure.

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

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the period ended March 31, 2011, stock options to purchase 525,287 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares		Weighted-Average Shares
	Outstanding for the		Outstanding for the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Weighted average number of common shares used in computing basic earnings per common share	6,231,452	6,251,105	6,211,295	6,227,472
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,231,452	6,251,105	6,211,295	6,227,472

(6)	Accounting for Allowance for Loan Losses and Impairment of a Loan

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

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2011:

	Residential Mortgage	Multi- family	Construction and land development	Non- residential real estate	Owner occupied	Commercial	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2010	$1,812	$468	$1,162	$2,408	$2,000	$1,733	$66	$9,649
Charge Offs	(610)	(740)	(865)	(95)	(696)	(1,199)	(26)	(4,231)
Recoveries	4	—	—	4	—	91	14	113
Provision	507	1,103	369	(355)	(560)	1,301	(15)	2,350

Balance at March 31, 2011	$1,713	$831	$666	$1,962	$744	$1,926	$39	$7,881

Ending balance, Individually Evaluated	$910	$767	$454	$1,548	$145	$1,250	$—	$5,074
Ending balance, Collectively Evaluated	$803	$64	$212	$414	$599	$676	$39	$2,807

Loans:

Balance at March 31, 2011	$140,824	$14,659	$34,259	$57,021	$75,923	$73,390	$5,906	$401,982

Ending balance, Individually Evaluated	$5,834	$5,900	$5,033	$6,600	$1,049	$4,223	$—	$28,639
Ending balance, Collectively Evaluated	$134,990	$8,759	$29,226	$50,421	$74,874	$69,167	$5,906	$373,343

The following table is an aging analysis of the loan portfolio:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$2,642	$346	$4,580	$7,568	$133,256	$140,824
Multi-family	—	—	—	—	14,659	14,659
Construction/land development	259	—	1,577	1,836	32,423	34,259
Non-residential real estate	117	—	1,198	1,315	55,706	57,021
Owner occupied	183	—	1,077	1,260	74,663	75,923
Commercial	146	70	2,035	2,251	71,139	73,390
Consumer	183	7	63	252	5,654	5,906

Total	$3,530	$423	$10,530	$14,483	$387,500	$401,982

The following table summarizes the credit risk profile by internally assigned grade:

	Residential Mortgage	Multi- family	Construction and land development	Non- residential real estate	Owner occupied	Commercial	Consumer	Total

Grade:
Pass	$124,742	$6,277	$28,603	$49,372	$71,904	$63,433	$5,906	$350,237
Special mention	4,450	—	844	810	2,149	513	—	8,766
Substandard	11,632	8,382	4,812	6,839	1,870	9,444	—	42,979
Doubtful	—	—	—	—		—	—	—
Loss	—	—	—	—	—	—	—	—

Total:	$140,824	$14,659	$34,259	$57,021	$75,923	$73,390	$5,906	$401,982

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized
With an allowance recorded:
Residential Mortgage	$3,480	$3,480	$910	$80
Multi-family	5,900	5,900	767	223
Construction and land development	1,898	1,898	454	56
Non-residential real estate	3,736	3,736	1,548	140
Owner occupied	373	373	145	2
Commercial	4,085	4,085	1,250	95
Consumer	—	—	—	—

Total	$19,472	$19,472	$5,074	$596

With no related allowance:
Residential Mortgage	$2,354	$2,354	$—	$92
Multi-family	—	—	—	—
Construction and land development	3,136	3,136	—	54
Non-residential real estate	2,863	2,863	—	84
Owner occupied	676	676	—	20
Commercial	138	138	—	5
Consumer	—	—	—	—

Total	$9,167	$9,167	$—	$255

Total:
Residential Mortgage	$5,834	$5,834	$910	$172
Multi-family	5,900	5,900	767	223
Construction and land development	5,034	5,034	454	110
Non-residential real estate	6,599	6,599	1,548	224
Owner occupied	1,049	1,049	145	22
Commercial	4,223	4,223	1,250	100
Consumer	—	—	—	—

Total	$28,639	$28,639	$5,074	$851

Average impaired loans for the
Nine months ended March 31, 2011	$34,643

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

At March 31, 2011, we had approximately $9.4 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $4.8 million in unused letters of credit and approximately $34.7 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of March 31, 2011.

	Three Months Ended March 31, 2011
	Shares	Weighted- average exercise price

Outstanding at beginning of period	525,287	$12.69
Granted during the three-month period	—
Options forfeited	—
Options exercised	—
Outstanding at March 31, 2011	525,287	$12.69

Options exercisable at March 31, 2011	525,287	$12.69

The following information applies to options outstanding at March 31, 2011:

Number outstanding	525,287
Range of exercise prices	$10.00 - $13.69
Weighted-average exercise price	$12.69
Weighted-average remaining contractual life	2.04
Number of options remaining for future issuance	358,112

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

(10)	Investment Securities

Investment securities are summarized as follows:

At March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$29,499	$56	$(106)	$29,449
Mortgage-backed	17,754	484	(155)	18,083
Municipals	5,983	115	(74)	6,024
Other Securities	1,433	—	(1,054)	379

Total securities available-for-sale	$54,669	$655	$(1,389)	$53,935

Weighted-average rate	2.48%

Pledged at March 31, 2011	$23,071

At June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$31,975	$132	$—	$32,107
Mortgage-backed	21,812	2,643	(142)	24,313
Municipals	5,650	126	(12)	5,764
Other Securities	1,597	183	(975)	805

Total securities available-for-sale	$61,034	$3,084	$(1,129)	$62,989

Weighted-average rate	3.73%

Pledged at June 30, 2010	$9,574

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Federal agency securities	$7,789	$(106)	$—	$—	$7,789	$(106)
Mortgage-backed securities	5,008	(77)	726	(78)	5,734	(155)
Municipal securities	1,961	(74)	—	—	1,961	(74)
Other securities	—	—	375	(1,054)	375	(1,054)

	$14,758	$(257)	$1,101	$(1,132)	$15,859	$(1,389)

The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The company has recognized all of the unrealized losses reflected in the foregoing table in other comprehensive income. The company neither has the intent to sell nor is forecasting the need or requirement to sell the securities before their anticipated recovery.

Maturities of debt securities at March 31, 2011, are summarized as follows:

	Amortized Cost	Fair Value	Weighted Average Yield
Within 1 year	$164	$164	2.83%
Over 1 year through 5 years	24,486	24,542	1.29%
After 5 years through 10 years	8,281	8,301	1.82%
Over 10 years	21,738	20,928	4.06%

	$54,669	$53,935	2.48%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	March 31, 2011
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$50,634	$3,301	$53,935	$53,935

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

	March 31, 2011
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Impaired Loans	—	—	$23,565	$23,565	$23,565

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash and due from banks and interest-earning deposits with banks	$58,201	$58,201	$69,303	$69,303
Available-for-sale securities	53,935	53,935	62,989	62,989
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	401,982	403,234	444,474	445,655
Accrued interest receivable	1,814	1,814	2,000	2,000
Loans held-for-sale	326	326	1,153	1,153

Financial liabilities:
Deposits	(469,237)	(455,547)	(479,183)	(471,821)
Repurchase agreements	(992)	(992)	(944)	(944)
Borrowed funds	(37,962)	(37,908)	(84,834)	(87,028)
Subordinated debentures	(7,105)	(6,385)	(7,021)	(5,630)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	9,424	—	18,023
Unused letters of credit	—	4,774	—	5,320
Unused lines of credit	—	34,663	—	36,192

(12)	Subordinated Debt

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

(13)	Subsequent Events

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended March 31, 2011. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Income

Net income for the three months ended March 31, 2011 was $260,000, or $0.04 per diluted share, compared to $323,000, or $0.05 per diluted share, for the corresponding period in 2010. Net income for the three months ended March 31, 2011 was negatively impacted by a prepayment penalty on the early payoff of FHLB advances totaling $585,000.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Net earnings	$260	$323
Net earnings per share, basic	$0.04	$0.05
Net earnings per share, diluted	$0.04	$0.05
Return on average assets (annualized)	0.17%	0.20%
Return on average equity (annualized)	1.83%	1.59%

Net Interest Income

Net interest income remained relatively unchanged at $4.7 million for the three months ended March 31, 2011 compared to the same period in 2010 The interest rate spread and net interest margin for the quarter ended March 31, 2011 were 3.54% and 3.66%, respectively, compared to 3.35% and 3.46%, respectively, for the same period in 2010.

The following table summarizes changes in interest income and expense for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
	(Dollars in thousands)

Interest income:
Loans	$6,049	$6,608	($559)	(8.5%)
Investment securities	411	755	(344)	(45.6%)
Interest-earning deposits	51	14	37	264.3%
FHLB stock	54	53	1	1.9%

Total interest income	6,565	7,430	(865)	(11.6%)

Interest expense:
Deposits	1,293	1,837	(544)	(29.6%)
Repurchase Agreements	1	2	(1)	(50.0%)
Borrowings	445	799	(354)	(44.3%)
Subordinated Notes & Debentures	79	78	1	1.3%

Total interest expense	1,818	2,716	(898)	(33.1%)

Net interest income	$4,747	$4,714	$33	0.7%

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2011 and 2010. For purposes of this table nonaccrual loan balances and related accrued interest income have been excluded.

	Three Months Ended March 31,
	2011		2010
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)

Loans	$398,573	6.15%	$441,301	6.07%
Investment securities	52,101	3.37%	56,887	5.51%
Interest-earning deposits	72,591	0.28%	51,120	0.11%
FHLB stock	4,735	4.63%	4,735	4.54%
Deposits	426,378	1.23%	426,020	1.75%
FHLB advances	51,757	3.49%	90,029	3.60%
Repurchase agreements	836	0.49%	1,505	0.54%
Subordinated debentures	7,087	4.52%	6,975	4.54%

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

	Three Months Ended March 31, 2011 Compared to 2010
	Increase (Decrease) Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	($772)	$213	($559)
Investment securities	(78)	(267)	(344)
Daily interest-earning deposits and other interest-earning assets	8	30	38

Total interest-earning assets	(842)	(23)	(865)

Interest expense:
Deposits	2	(546)	(544)
Total borrowings	(342)	(12)	(354)

Total interest-bearing liabilities	(340)	(558)	(898)

Net change in interest income	($502)	$535	$33

Total interest income decreased $865,000, or 11.6%, to $6.6 million for the three months ended March 31, 2011 primarily due to a change in the mix of average earning assets. The average yield on earning assets declined 39 basis points to 5.06% compared to 5.45% for the same period in 2010, due primarily to a shift of average loan balances into lower yielding investments and interest-earning deposits.

Interest on loans decreased $559,000, or 8.5%, to $6.0 million for the three months ended March 31, 2011 primarily due to a lower average balance of loans. The average balance of loans decreased $42.7 million, or 9.7%, to $398.6 million, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 6.15% for the three months ended March 31, 2011 compared to 6.07% for the same period in 2010.

Interest on investment securities decreased $344,000, or 45.6%, to $411,000 for the three months ended March 31, 2011 due to a lower average yield and a lower average balance. The average yield on investment securities decreased to 3.37% for the three months ended March 31, 2011 compared to 5.51% for the same period in 2010 due to lower interest rates and changes in the composition of the portfolio. A portion of the proceeds from called securities has been reinvested in similar securities but with lower yields.

Total interest expense decreased $898,000 to $1.8 million for the three months ended March 31, 2011 compared to $2.7 million for the corresponding period in 2010 primarily due to lower interest rates on deposits and a lower average balance of FHLB borrowings. The average rate paid on deposits was 1.23% for the three months ended March 31, 2011, compared to 1.75% for the same period in 2010 due to downward repricing of interest bearing deposits in the current low interest rate environment. Average FHLB borrowings decreased $38.3 million to $51.8 million for the three months ended March 31, 2011 compared to $90.0 million for the comparable period in 2010, while the average rate paid on borrowings decreased 11 basis points to 3.49%, as excess liquidity was used to repay FHLB advances.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2011 was $1.4 million, compared to $1.5 million for the comparable period in 2010. Net charge-offs for the three months ended March 31, 2011 were $1.5 million compared to $1.3 million for the comparable period in 2010. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased $50,000 to $1.7 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. Service charges and fees declined $100,000, or 25.9%, to $286,000 for the three months ended March 31, 2011 compared to the same period in 2010. Management believes fee revenue decreased due to heightened customer awareness of fees in the current economic downturn. For the three months ended March 31, 2011, noninterest income included a loss on sale of foreclosed properties totaling $186,000.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$66	$61	$5	8.2%
Service charges and fees	286	386	(100)	(25.9%)
Gain (loss) on sale of fixed assets	—	(92)	92	(100.0%)
(Loss) gain on investment securities	1,279	1,202	77	6.4%
Gain (loss) on sale of foreclosed real estate, net	(186)	1	(187)	NM
BOLI increase in cash value	58	58	—	0.0%
Other	194	131	63	48.1%

Total noninterest income	$1,697	$1,747	($50)	(2.9%)

Noninterest Expense

Total noninterest expense was relatively unchanged at $4.6 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. Prepayment penalties of $585,000 were incurred in connection with the repayment of FHLB advances totaling $20.0 million during the three months ending March 31, 2011. Management believes the future savings in interest expense will more than offset the prepayment penalties. Occupancy expense decreased $289,000 to $309,000 for the three months ended March 31, 2011, due to a decrease in amortization of leasehold improvements. Other changes in noninterest expense included declines in compensation expense, equipment and data processing expense, and valuation adjustments and expenses on OREO.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,		$ Change	% Change
	2011	2010
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,620	$1,664	($44)	(2.6%)
Occupancy expense	309	598	(289)	(48.3%)
Equipment and data processing expense	638	671	(33)	(4.9%)
Deposit insurance premiums	165	154	11	7.1%
Advertising	62	15	47	313.3%
Valuation adjustment and expenses on OREO	371	437	(66)	(15.1%)
Loss on early extinguishment of debt	585	—	585	—
Other	885	1,132	(247)	(21.8%)

Total noninterest expense	$4,635	$4,671	($36)	(0.8%)

Income Taxes

Income tax expense for the three months ended March 31, 2011 was $149,000 compared to a tax benefit of $33,000 for the same period in 2010 due to higher taxable income.

Results of Operations for the Nine Months Ended March 31, 2011 and 2010

Net Income

Net income for the nine months ended March 31, 2011 was $878,000, or $0.14 per diluted share compared to $392,000, or $0.06 per diluted share, for the same period in 2010. Net income for the nine months ended March 31, 2011 included a prepayment penalty on the early payoff of FHLB advances totaling $775,000. Net income for the nine months ended March 31, 2011 was favorably impacted by an increase in gain on investment securities and a decrease in the provision for loan and lease losses which more than offset an increase in write-downs and losses on OREO.

	Nine Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Net earnings	$878	$392
Net earnings per share, basic	$0.14	$0.06
Net earnings per share, diluted	$0.14	$0.06
Return on average assets (annualized)	0.19%	0.08%
Return on average equity (annualized)	2.05%	0.64%

Net Interest Income

Net interest income before loan loss provision decreased $332,000, or 2.4%, to $13.5 million for the nine months ended March 31, 2011 from $13.9 million for the corresponding period in 2010. The interest rate spread and net interest margin for the nine months ended March 31, 2011 were 3.21% and 3.31%, respectively, compared to 3.18% and 3.31%, respectively, for the same period in 2010.

The following table summarizes changes in interest income and expense for the nine month periods ended March 31, 2011 and 2010:

	Nine Months Ended March 31,		$ Change	% Change
	2011	2010
	(Dollars in thousands)

Interest income:
Loans	$18,443	$20,556	($2,113)	(10.3%)
Investment securities	1,302	2,170	(868)	(40.0%)
Interest-earning deposits	151	38	113	297.4%
FHLB stock	155	166	(11)	(6.6%)

Total interest income	20,051	22,930	(2,879)	(12.6%)

Interest expense:
Deposits	4,490	6,381	(1,891)	(29.6%)
Repurchase Agreements	5	7	(2)	(28.6%)
Borrowings	1,788	2,438	(650)	(26.7%)
Subordinated Notes & Debentures	241	245	(4)	(1.6%)

Total interest expense	6,524	9,071	(2,547)	(28.1%)

Net interest income	$13,527	$13,859	($332)	(2.4%)

The following table summarizes average balances and average yields and costs for the nine months ended March 31, 2011 and 2010. For purposes of this table nonaccrual loan balances and related accrued interest income have been excluded.

	Nine Months Ended March 31,
	2011		2010
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)

Loans	$407,360	6.03%	$457,865	5.98%
Investment securities	50,147	3.63%	46,222	5.05%
Interest-earning deposits	84,995	0.24%	47,175	0.11%
FHLB stock	4,735	4.36%	4,735	4.67%
Deposits	439,852	1.36%	430,349	1.98%
FHLB advances	67,960	3.50%	90,149	3.60%
Repurchase agreements	1,074	0.62%	1,429	0.65%
Subordinated debentures	7,059	4.55%	6,948	4.70%

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

	Nine Months Ended March 31, 2011 Compared to 2010
	Increase (Decrease) Due To		Net
	Volume	Rate
	(In thousands)
Interest income:
Loans receivable	($2,247)	$134	($2,113)
Investment securities	(136)	(732)	(868)
Daily interest-earning deposits		—
and other interest-earning assets	45	57	102

Total interest-earning assets	(2,338)	(541)	(2,879)

Interest expense:
Deposits	144	(2,035)	(1,891)
Total borrowings	(601)	(55)	(656)

Total interest-bearing liabilities	(457)	(2,090)	(2,547)

Net change in interest income	($1,881)	$1,549	($332)

Total interest income decreased $2.9 million, or 12.6%, to $20.1 million for the nine months ended March 31, 2011 primarily due to a change in the mix of average earning assets. The average yield on earning assets declined 57 basis points to 4.90% compared to 5.46% for the same period in 2010, due primarily to a shift from average loan balances into lower yielding investment and interest-earning deposits.

Interest on loans decreased $2.1 million, or 10.3%, to $18.4 million for the nine months ended March 31, 2011 primarily due to a lower average balance of loans. The average balance of loans decreased $50.5 million, or 11.0%, to $407.4 million, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 6.03% for the nine months ended March 31, 2011 compared to 5.98% for the same period in 2010.

Interest on investment securities decreased $868,000, or 40.0%, to $1.3 million for the nine months ended March 31, 2011 due to a lower average yield and a lower average balance. The average yield on investment securities decreased to 3.63% for the nine months ended March 31, 2011 compared to 5.05% for the same period in 2010 due to lower market interest rates and changes in the composition of the portfolio. A portion of the proceeds from called securities has been reinvested in similar securities but with lower yields.

Total interest expense decreased $2.5 million to $6.5 million for the nine months ended March 31, 2011 compared to $9.1 million for the corresponding period in 2010 due primarily to a lower average cost of deposits and a lower average balance of FHLB borrowings. The average rate paid on deposits was 1.36% for the nine months ended March 31, 2011, compared to 1.98% for the same period in 2010 due to downward repricing of interest bearing deposits in the current low interest rate environment. Average FHLB borrowings decreased $22.2 million to $68.0 million for the nine months ended March 31, 2011 compared to $90.1 million for the nine months ended March 31, 2010, as excess liquidity was used to repay FHLB advances.

Provision for Loan Losses

The provision for loan losses for the nine months ended March 31, 2011 was $2.4 million, compared to $3.3 million for the comparable period in 2010. Net charge-offs for the nine months ended March 31, 2011 were $4.1 million compared to $2.6 million for the comparable period in 2010. A significant portion of the loan charge-offs during the nine months ended March 31, 2011 were against specific reserves and did not require replenishment of the allowance for loan and lease losses.

Noninterest Income

Noninterest income increased $82,000 to $3.5 million for the nine months ended March 31, 2011 compared to $3.4 million for the corresponding period in 2010 due to an increase in gain on investment securities. Gain on investment securities increased $809,000 to $2.0 million for the three months ended March 31, 2011 due to investment sales as well as a gain resulting from a large unexpected prepayment of principal on a deeply discounted mortgage-backed security. The deep discount on this security originated from the required write down to fair value in connection with the Company’s acquisition of State of Franklin Bancshares, Inc., which was consummated on October 31, 2008. Loss on sale of foreclosed property increased $583,000 to $591,000 for the nine months ended March 31, 2011. Service charges and fees declined $293,000, or 23.4%, to $957,000 primarily due to a reduction in customer decreases in late fees and overdraft fees.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2011 compared to the same period in 2010.

	Nine Months Ended March 31,		$ Change	% Change
	2011	2010
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$430	$301	$129	42.9%
Service charges and fees	957	1,250	(293)	(23.4%)
Gain (loss) on sale of fixed assets	—	(92)	92	(100.0%)
(Loss) gain on investment securities	2,031	1,222	809	66.2%
Gain (loss) on sale of foreclosed real estate, net	(591)	(8)	(583)	7287.5%
BOLI increase in cash value	177	175	2	1.1%
Other	527	601	(74)	(12.3%)

Total noninterest income	$3,531	$3,449	$82	2.4%

Noninterest Expense

Noninterest expense decreased $242,000, or 1.8%, to $13.4 million for the nine months ended March 31, 2011 compared to the corresponding 2010 period. Prepayment penalties totaling $775,000 were incurred in connection with the repayment of FHLB advances totaling $46.5 million during the nine months ending March 31, 2011. Management believes the future savings in interest expense will more than offset the prepayment penalties. Compensation expense decreased $317,000, or 5.9%, to $5.1 million for the nine months ended March 31, 2011 compared to the same period in 2010 as the Bank has reduced the number of employees through attrition. The number of full-time equivalent employees was 139 at March 31, 2011 compared to 147 in 2010. Expenses related to other real estate owned increased to $1.5 million for the nine months ended March 31, 2011 compared to $763,000 for the comparable 2010 period due to valuation adjustments and expenses related to the maintenance and disposition of foreclosed real estate. Occupancy expense decreased $670,000 to $1.0 million for the nine months ended March 31, 2011, due to a decrease in amortization of leasehold improvements. Other categories of noninterest expense decreased $716,000 to $2.5 million for the nine months ended March 31, 2011 due to cost control initiatives, declines in legal and professional fees and lower franchise tax expense.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2011 compared to the same period in 2010.

	Nine Months Ended March 31,		$ Change	% Change
	2011	2010
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$5,064	$5,381	($317)	(5.9%)
Occupancy expense	1,031	1,701	(670)	(39.4%)
Equipment and data processing expense	1,900	1,904	(4)	(0.2%)
Deposit insurance premiums	490	506	(16)	(3.2%)
Advertising	167	173	(6)	(3.5%)
Valuation adjustment and expenses on OREO	1,475	763	712	93.3%
Loss on early extinguishment of debt	775	—	775	—
Other	2,473	3,189	(716)	(22.5%)

Total noninterest expense	$13,375	$13,617	($242)	(1.8%)

Income Taxes

Income tax expense for the nine months ended March 31, 2011 was $455,000 compared to a tax benefit of $10,000 for the same period in 2010 due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits decreased $11.1 million to $58.2 million at March 31, 2011 compared to $69.3 million at June 30, 2010 as excess liquidity was used to repay FHLB advances. In addition, the Bank has purposely reduced the level of customer certificates of deposit in response to reduced loan demand.

Investments

The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities decreased to $53.9 million at March 31, 2011 compared to $63.0 million at June 30, 2010. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $734,000, or $453,000 net of taxes. The $9.1 million decrease in the investment portfolio is primarily due to sales and calls of securities exceeding new purchases.

Loans

Net loans decreased $40.7 million to $393.7 million at March 31, 2011 compared to $434.4 million at June 30, 2010 due primarily to reduced loan demand combined with normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At March 31, 2011		At June 30, 2010
	Amount	Percent of Portfolio	Amount	Percent of Portfolio	$ Change	% Change
	(Dollars in thousands)

Real estate loans:
Residential one-to four-family	$114,040	28.4%	$136,430	30.7%	$(22,390)	(16.4%)
Home equity line of credit	20,405	5.1%	19,768	4.4%	637	3.2%
Commercial	147,301	36.6%	140,024	31.5%	7,277	5.2%
Multi-family	14,659	3.6%	16,536	3.7%	(1,877)	(11.4%)
Construction	2,072	0.5%	21,073	4.7%	(19,001)	(90.2%)
Land	31,962	8.0%	37,135	8.4%	(5,173)	(13.9%)

Total real estate loans	330,439	82.2%	370,966	83.5%	(40,527)	(10.9%)

Commercial business loans	65,636	16.3%	66,699	15.0%	(1,063)	(1.6%)

Consumer loans:
Automobile loans	1,447	0.4%	1,848	0.4%	(401)	(21.7%)
Mobile home loans	16	0.0%	23	0.0%	(7)	(30.4%)
Loans secured by deposits	1,322	0.3%	1,372	0.3%	(50)	(3.6%)
Other consumer loans	3,122	0.8%	3,566	0.8%	(444)	(12.5%)

Total consumer loans	5,907	1.5%	6,809	1.5%	(902)	(13.2%)

Total gross loans	401,982	100.0%	444,474	100.0%	(42,492)	(9.6%)

Less:
Deferred loan fees, net	(390)		(447)		57	(12.8%)
Allowance for losses	(7,881)		(9,649)		1,768	(18.3%)

Loans receivable, net	$393,711		$434,378		$(40,667)	(9.4%)

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

The allowance for loan losses was $7.9 million at March 31, 2011 compared to $9.6 million at June 30, 2010. Our allowance for loan losses represented 1.96% of total loans and 74.85% of nonperforming loans at March 31, 2011 compared to 2.17% of total loans and 51.38% of nonperforming loans at June 30, 2010.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$7,945	$5,180	$9,649	$4,722
Provision for loan losses	1,400	1,500	2,350	3,309
Recoveries	11	9	113	57
Charge-offs	(1,475)	(1,277)	(4,231)	(2,676)

Net charge-offs	(1,464)	(1,268)	(4,118)	(2,619)

Allowance at end of period	$7,881	$5,412	$7,881	$5,412

Net charge-offs to average outstanding loans during the period, annualized	1.43%	1.10%	1.30%	0.74%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonaccrual loans totaled $10.5 million at March 31, 2011 compared to $18.8 million at June 30, 2010. The decrease in nonaccrual loans is primarily due to an increase in both nonaccrual residential and commercial real estate loans. Troubled debt restructuring (“TDR”) loans were $5.4 million at March 31, 2011 compared to $3.1 million at June 30, 2010. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date. The majority of loans in this category are in compliance with their modified loan terms as of March 31, 2011. The amount of accruing TDR loans totaled $4.8 million at March 31, 2011. Foreclosed real estate amounted to $11.3 million at March 31, 2011 compared to $6.9 million at June 30, 2010. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at March 31, 2011 consisted of vacant land totaling $1.4 million, residential property totaling $3.2 million and commercial real estate totaling $6.7 million.

	March 31, 2011	June 30, 2010
	(Dollars in thousands)
Nonaccruing loans:
Residential real estate	$6,156	$10,750
Commercial real estate	2,275	6,617
Commercial business	2,035	1,309
Consumer	63	103

Total nonaccrual loans	10,529	18,779

Nonaccrual investments	377	731
Real estate owned	11,323	6,865
Other repossessed assets	—	—

Total nonperforming assets	$22,229	$26,375

Total nonperforming assets to total assets	3.85%	4.18%
Total nonperforming loans to total loans	2.62%	4.22%
Allowance for loan losses to total nonperforming loans	74.85%	51.38%

The following table summarizes activity in OREO during the nine months ended March 31, 2011:

OREO balance at beginning of period	$6,851
OREO acquired	11,897
OREO sold	(5,167)
Initial valuation adjustments	(1,770)
Subsequent valuation adjustments	(488)

OREO ending balance	$11,323

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2011 was $6.6 million.

Deposits

Total deposits decreased $9.9 million to $469.2 million at March 31, 2011 due to planned runoff of certificates of deposit through lower interest rates. Time deposits decreased $10.0 million, or 4.2%, to $230.2 million at March 31, 2011. NOW accounts decreased $13.6 million, or 23.3%, to 44.7 million at March 31, 2011 due to a planned reduction in public funds.

	March 31, 2011	June 30, 2010	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$53,301	$41,653	$11,648	28.0%
NOW accounts	44,694	58,257	(13,563)	(23.3%)
Savings accounts	86,852	82,830	4,022	4.9%
Money market accounts	54,195	56,247	(2,052)	(3.6%)
Certificates of deposit	230,195	240,196	(10,001)	(4.2%)

Total	$469,237	$479,183	($9,946)	(2.1%)

Advances

FHLB advances decreased $46.9 million to $38.0 million at March 31, 2011 compared to $84.8 million at June 30, 2010 as excess liquidity was used to repay FHLB advances. During the nine months ended March 31, 2011, the Bank prepaid FHLB advances with an average cost of 3.82%. In addition, FHLB advances totaling $17.0 million with an average cost of 4.15% were prepaid and restructured. Although prepayment penalties totaling $775,000 for the nine months ended March 31, 2011 were incurred in connection with the repayment of the advances and recognized in noninterest expense, management believes the future savings in interest expense will more than offset the prepayment penalties.

Stockholders’ Equity

Stockholders’ equity was $55.8 million at March 31, 2011 compared to $56.5 million at June 30, 2010. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2011, the adjustment to stockholders’ equity was a net unrealized loss of $453,000 compared to a net unrealized gain of $1.2 million at June 30, 2010. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At March 31, 2011, 440,522 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $58.2 million compared to $69.3 million at June 30, 2010. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $53.9 million at March 31, 2011 compared to $63.0 million at June 30, 2010. At March 31, 2011, approximately $23.1 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. At March 31, 2011, borrowing capacity with the FHLB totaled $54.7 million based on pledged collateral, of which $12.0 million was unused. In the nine-month period ended March 31, 2011, FHLB advances decreased $46.9 million to $38.0 million compared to $84.8 million at June 30, 2010. The Company had approximately $10.6 million of unused borrowing capacity with the Federal Reserve Bank of Atlanta at March 31, 2011. In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2011, we had approximately $9.4 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $4.8 million in unused letters of credit and approximately $34.7 million in unused lines of credit. At March 31, 2011, we had $183.5 million in certificates of deposit due within one year and $239.0 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $10.0 million during the nine-month period ended March 31, 2011.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, amounts due mortgagors on construction loans, amounts due on commercial loans and commercial letters of credit.

For the nine months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2011, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at March 31, 2011 and June 30, 2010:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in thousands)
At March 31, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,949	12.73%	$33,288	>	8.0%	$41,610	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,715	11.47%	16,644	>	4.0%	24,966	>	6.0%

Tier 1 Capital
(To Average Assets)	47,715	8.11%	23,545	>	4.0%	29,431	>	5.0%

At June 30, 2010

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,352	11.61%	$36,073	>	8.0%	$45,092	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	46,666	10.35%	18,037	>	4.0%	27,055	>	6.0%

Tier 1 Capital
(To Average Assets)	46,666	7.29%	25,609	>	4.0%	32,011	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At March 31, 2011, Jefferson Federal’s leverage capital ratio was 8.11%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At March 31, 2011, Jefferson Federal had a ratio of total capital to risk-weighted assets of 12.73%. At March 31, 2011, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
January 1, 2011	1,285	$4.24	1,285	440,972	(1)
through
January 31, 2011

Month #2
February 1, 2011	150	$4.28	150	440,822	(1)
through
February 28, 2011

Month #3
March 1, 2011	300	$3.89	300	440,522	(1)
through			—
March 31, 2011

Total	1,735	$4.18	1,735	440,522

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

JEFFERSON BANCSHARES, INC.

May 13, 2011	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 13, 2011	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary