Form 10-K
period 2011-06-30
JEFFERSON BANCSHARES INC
filed 2011-09-27
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _____________

Commission File Number: 0-50347

JEFFERSON BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	45-0508261 (I.R.S. Employer Identification No.)

120 Evans Avenue, Morristown, Tennessee
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 586-8421

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $19.6 million, based upon the closing price ($3.24 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2010).

The number of shares outstanding of the registrant’s common stock as of September 23, 2011 was 6,632,390.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders
are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

Signatures

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

•	The ability of the Company to develop and maintain secure and reliable electronic systems;

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely;

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected;

•	The costs, effects and outcomes of existing or future litigation;

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

We currently operate two full-service branch offices and two limited-service drive-through facilities in Hamblen County, Tennessee.  The economy of Hamblen County, which has an estimated population of 62,000, is primarily oriented to manufacturing and agriculture.  Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties.  The manufacturing sector is focused on three types of products:  automotive and heavy equipment components; plastics, paper and corrugated products; and furniture.  According to published statistics, the unemployment rate in Hamblen County was 11.7% as of May 2011, the most recent period for which data is available, which was slightly above the national and state unemployment rates at that time.

We also currently operate two full-service branch offices in Knoxville, Tennessee.  Knoxville’s population is approximately 183,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority.  Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States.  The unemployment rate for the Knoxville metropolitan statistical area was 7.7% as of May 2011, which was slightly below the national and state unemployment rates at that time.

As a result of our acquisition of State of Franklin Bancshares in October 2008, we also currently operate six full-service branch offices in the Tri-Cities region.  The population of the Tri-Cities region is approximately 500,000 and its economy is largely fueled by manufacturing and trade services.  The unemployment rate for the Tri-Cities region combined statistical area was 8.6% as of May 2011, which was slightly below the national and state unemployment rates at that time.

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies.  We also face competition for investors’ funds from money market funds and other corporate and government securities.  At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 23.02% of the deposits in Hamblen County, which is the largest market share out of 10 financial institutions with offices in the county at that date; (ii) 0.36% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 28th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 5.01% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 23 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.27% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 18th largest market share out of 31 financial institutions located in the metropolitan statistical area at that date.  Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas.  These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

At June 30, 2011, loans with principal balances of $500,000 or more secured by commercial real estate totaled $85.0 million, or 65.2% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $11.7 million, or 83.1% of multi-family loans.  At June 30, 2011, 12 commercial real estate loans totaling $2.0 million were nonaccrual loans.

Construction Loans.  We originate loans to finance the construction of one- to four-family homes and, to a lesser extent, multi-family and commercial real estate properties.  At June 30, 2011, $1.6 million of our construction loans was for the construction of one- to four-family homes and $604,000 was for the construction of commercial or multi-family real estate.  Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships.  We generally limit loans to contractors for speculative construction to a total of $350,000 per contractor.  Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months.  At the end of the construction period, the loan generally converts into a permanent loan.  Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%.  Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

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

At June 30, 2011, our largest land loan had an outstanding balance of $4.0 million and was secured by commercial real estate.  At June 30, 2011, loans with principal balances of $500,000 or more secured by unimproved property totaled $12.5 million, or 41.5% of land loans.  At June 30, 2011, seven land loans totaling $285,000 were nonaccrual loans.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation.  At June 30, 2011, our regulatory limit on loans to one borrower was $11.8 million.  At that date, our largest lending relationship was $10.1 million and consisted of multiple real estate and commercial business loans.  These loans were performing according to their original repayment terms at June 30, 2011.

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

At June 30, 2011, our investment portfolio consisted of U.S. agency securities, mortgage-backed securities, municipal securities and corporate securities.

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

Personnel

As of June 30, 2011, we had 129 full-time employees and 17 part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion.  Ages presented are as of June 30, 2011.  The executive officers of Jefferson Federal are:

Name	Age	Position

Anderson L. Smith	63	President and Chief Executive Officer
Douglas H. Rouse	58	Senior Vice President
Jane P. Hutton	52	Senior Vice President and Chief Financial Officer
Eric S. McDaniel	40	Senior Vice President and Chief Information Officer
Janet J. Ketner	58	Executive Vice President of Retail Banking
Anthony J. Carasso	52	President—Knoxville Region

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments.  An institution’s assessment rate was then determined upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations.  On February 7, 2011, however, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which took effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the four quarters ended June 30, 2011 averaged 1.04 basis points of assessable deposits.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  The Bank is in compliance with these requirements.  At June 30, 2011, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board.  The Bank, as a member of the FHLB of Cincinnati, is required to purchase and hold shares of capital stock in the FHLB of Cincinnati.  As of June 30, 2011, the Bank held stock in the FHLB of Cincinnati in the amount $4.7 million and was in compliance with the above requirement.  The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs.  These requirements, or financial stress caused by economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

ITEM 1A.     RISK FACTORS

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter.  Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail.  Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

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

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 23.02% of the deposits in Hamblen County, which is the largest market share out of 10 financial institutions with offices in the county at that date; (ii) 0.36% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 28th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 5.01% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 23 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.27% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 18th largest market share out of 31 financial institutions located in the metropolitan statistical area at that date.  Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2011, $211.7 million, or 54.7%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans.  Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time.  All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Because such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Recent regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans and regulating debit card interchange fees. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, it is likely that the provisions of the Dodd-Frank Act will have an adverse impact on our operations, particularly through increased regulatory burden and compliance costs.

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

We are subject to certain risks in connection with our use of technology, including risks associated with systems failures, interruptions, or breaches of security

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do.   Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security. In addition, we outsource certain of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.  The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We conduct our business through our main office, nine full-service branch offices and two limited-service drive-through facilities located in Hamblen, Knox, Sullivan and Washington Counties, Tennessee.  We own all of our offices, except for (i) a drive-through facility located in Morristown, Tennessee, the lease on which expires in 2012 and (ii) land and a temporary branch office in Johnson City, Tennessee, the lease on which expires in March 2012. As of June 30, 2011, the total net book value of our offices was $26.6 million.  We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

Market for Common Equity and Related Stockholder Matters

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.”  As of June 30, 2011, Jefferson Bancshares had approximately 652 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,634,523 shares issued and outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2011 and June 30, 2010 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2011
Fourth quarter	$3.96	$3.00	$0.00
Third quarter	5.02	3.00	0.00
Second quarter	3.71	2.75	0.00
First quarter	4.39	3.05	0.00

Year Ended June 30, 2010
Fourth quarter	$4.84	$3.70	$0.00
Third quarter	5.48	3.42	0.00
Second quarter	5.70	4.21	0.03
First quarter	7.28	4.75	0.00

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2011.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 through April 30, 2011	—	$0.00	—	440,522	(1)
May 1, 2011 through May 31, 2011	—	$0.00	—	440,522	(1)
June 1, 2011 through June 30, 2011	236	$3.22	236	440,286	(1)
Total	236	$3.22	236	440,286

(1)
On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions.  The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below is derived from the audited consolidated financial statements of the Company.

	At or For the Year Ended June 30,
	2011	2010	2009	2008	2007

Financial Condition Data:
Total assets	$561,189	$630,770	$662,655	$330,265	$339,703
Loans receivable, net	378,587	434,378	498,107	282,483	274,881
Cash and cash equivalents, interest-bearing deposits	40,548	69,303	44,108	17,616	7,734
Investment securities	74,780	62,989	36,544	3,478	27,278
Borrowings	38,887	85,778	91,098	33,000	44,800
Deposits	454,262	479,183	482,167	223,552	220,082
Stockholders’ equity	55,919	56,523	79,505	72,777	73,644

Operating Data:
Interest income	$26,334	$30,043	$28,175	$20,846	$21,004
Interest expense	8,030	11,593	11,619	9,248	9,660
Net interest income	18,304	18,450	16,556	11,598	11,344
Provision for loan losses	4,447	8,809	910	451	30
Net interest income after provision for loan losses	13,857	9,641	15,646	11,147	11,314
Noninterest income	3,233	4,034	3,185	1,520	1,355
Noninterest expense	17,411	39,657	14,683	9,889	10,070
Earnings before income taxes	(321)	(25,982)	4,148	2,778	2,599
Total income taxes	(351)	(1,982)	1,518	1,531	908
Net earnings	$30	$(24,000)	$2,630	$1,247	$1,691

Per Share Data:
Earnings per share, basic	$0.00	$(3.85)	$0.43	$0.22	$0.28
Earnings per share, diluted	$0.00	$(3.85)	$0.43	$0.22	$0.28
Dividends per share	$0.00	$0.03	$0.24	$0.24	$0.24

	At or For the Year Ended June 30,
	2011	2010	2009	2008	2007

Performance Ratios:
Return on average assets	0.00%	(3.65)%	0.48%	0.37%	0.51%

Return on average equity	0.05	(29.65)	3.40	1.69	2.28

Interest rate spread (1)	3.34	3.18	3.23	3.00	2.93

Net interest margin (2)	3.44	3.30	3.46	3.73	3.73

Noninterest expense to average assets (5)	2.86	2.72	2.67	2.94	3.05

Efficiency ratio (3) (5)	85.71	83.93	76.57	75.38	79.11

Average interest-earning assets to average interest-bearing liabilities	106.81	105.97	110.52	124.75	125.18

Dividend payout ratio (4)	0.00	N/M	55.81	109.09	85.71

Capital Ratios:
Tangible capital	8.50	7.29	7.85	19.57	19.33

Core capital	11.74	10.35	9.57	19.57	19.33

Risk-based capital	13.00	11.61	10.49	24.16	25.45

Average equity to average assets	9.35	12.33	14.09	21.87	22.48

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	2.11	2.17	0.94	0.65	0.71

Allowance for loan losses as a percent of nonperforming loans	99.19	51.38	78.30	609.97	778.88

Net charge-offs to average outstanding loans during the period	1.42	0.83	0.14	0.20	0.09

Nonperforming loans as a percent of total loans	2.13	4.22	1.20	0.11	0.09

Nonperforming assets as a percent of total assets	3.25	4.18	1.43	0.23	0.15

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.
(5)	2010 ratios exclude a goodwill impairment charge of $21.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Years Ended June 30, 2011 and 2010

Overview.

	2011	2010
	(Dollars in thousands, except per share data)
Net earnings	$30	$(24,000)
Net earnings per share, basic	$0.00	$(3.85)
Net earnings per share, diluted	$0.00	$(3.85)
Return on average assets	0.00%	(3.65)%
Return on average equity	0.05%	(29.65)%

For the year ended June 30, 2011, the Company reported net income of $30,000, or $0.00 per diluted share, compared to a net loss of $24.0 million, or $3.85 per diluted share, for the year ended June 30, 2010.   Results for fiscal 2011 include impairment charges recorded on collateralized debt obligations that were acquired in connection with the acquisition of State of Franklin Bancshares in October 2008 that reduced net income approximately $515,000.  These impairment charges, which totaled $835,000 on a pre-tax basis do not represent realized losses and the eventual recovery of the total investment is possible. The net loss for fiscal 2010 was primarily the result of a noncash goodwill impairment charge totaling $21.8 million. During the year ended June 30, 2010, the Company determined that it was appropriate to reduce the level of goodwill recorded in connection with the 2008 acquisition of State of Franklin Bancshares, based on an annual review of goodwill performed by an independent third party.  The increase in net income for fiscal 2011 was also attributable to a decrease in the provision for loan losses, which totaled $4.4 million for the year ended June 30, 2011 compared to $8.8 million for the year ended June 30, 2010.

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2011 and 2010:
	Year Ended June 30,		% Change
	2011	2010	2011/2010

Interest income:
Loans	$24,251	$27,038	(10.3)%
Investment securities	1,696	2,730	(37.9)%
Interest-earning deposits	180	56	221.4%
FHLB stock	207	219	(5.5)%
Total interest income	26,334	30,043	(12.3)%

Interest expense:
Deposits	5,601	8,052	(30.4)%
Borrowings	2,111	3,217	(34.4)%
Subordinated debentures	318	324	(1.9)%
Total interest expense	8,030	11,593	(30.7)%

Net interest income	$18,304	$18,450	(0.8)%

Net interest income before loan loss provision decreased $146,000 to $18.3 million for the year ended June 30, 2011.  The interest rate spread and net interest margin for the year ended June 30, 2011 were 3.34% and 3.44%, respectively, compared to 3.18% and 3.30%, respectively, for the year ended June 30, 2010.  During fiscal 2011, the Company implemented a deleveraging strategy that has strengthened capital ratios, reduced interest expense and improved the net interest margin.  Weak loan demand during fiscal 2011 has led to higher levels of on-balance sheet liquidity.  As part of the Company’s strategic plan, excess liquidity was used to repay FHLB borrowings and allowed runoff of higher cost certificates of deposit.

Total interest income decreased $3.7 million, or 12.3%, to $26.3 million for fiscal 2011 compared to $30.0 million for fiscal 2010 primarily as a result of a decrease in average interest-earning assets and a lower average yield.  The average volume of earning assets decreased $26.2 million to $534.5 million for fiscal 2011 while the average yield on interest-earning assets decreased 43 basis points to 4.94% compared to fiscal 2010.

Interest on loans decreased $2.8 million, or 10.3%, to $24.3 million for fiscal 2011 as a result of a lower average balance of loans.  The average balance of loans decreased $51.5 million, or 11.4%, to $402.0 million, while the average yield on loans remained stable at 6.03%.

Interest on investment securities decreased $1.0 million to $1.7 million for the year ended June 30, 2011,  due primarily to a lower average yield.  The average yield on investments decreased to 3.23% for fiscal 2011 compared to 5.32% for fiscal 2010 due to lower interest rates and changes in the composition of the portfolio. A portion of the proceeds from called securities has been reinvested in similar securities but with lower yields. Dividends on Federal Home Loan Bank (“FHLB”) stock were $207,000 for fiscal 2011, compared to $219,000 for fiscal 2010.

Total interest expense decreased $3.6 million to $8.0 million for the year ended June 30, 2011, compared to $11.6 million for the prior year.  The average volume of interest-bearing liabilities decreased $28.7 million, to $500.4 million while the average rate paid on interest-bearing liabilities decreased 59 basis points to 1.60% for fiscal 2011.  Interest expense on deposits decreased $2.5 million to  $5.6 million for 2011 compared to $8.1 million for fiscal 2010  as a result of downward repricing of interest bearing deposits in the current low interest rate environment.    The average rate paid on deposits decreased 57 basis points to 1.30% for the year ended June 30, 2011.  Interest expense on FHLB advances was $2.1 million for fiscal 2011 compared to $3.2 million for fiscal 2010.  The average balance of FHLB advances decreased $28.8 million to $60.5 million, as excess liquidity was used to repay FHLB advances.  The average rate paid on FHLB advances decreased 11 basis points to 3.48% for fiscal 2011 compared to 3.59% for fiscal 2010.

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

	Year Ended June 30,
	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans(1)	$401,960	$24,251	6.03%	$435,450	$27,038	5.96%	$431,016	$25,637	5.95%
Investment securities	55,013	1,696	3.23	52,771	2,730	5.32	28,076	2,308	8.49
Daily interest deposits	72,804	180	0.25	49,710	56	0.11	17,836	40	0.22
Other earning assets	4,735	207	4.37	4,735	219	4.63	3,782	190	5.02
Total interest-earning assets	534,512	26,334	4.94	560,666	30,043	5.37	480,710	28,175	5.88

Noninterest-earning assets	73,559	—	—	96,075	—	—	68,282	—	—

Total assets	$608,071	—		$656,741	—		$548,992	—

Interest-bearing liabilities:
Passbook accounts	$86,581	651	0.75%	$84,063	943	1.12%	$50,506	640	1.27%
NOW accounts	49,609	145	0.29	52,364	220	0.42	35,119	142	0.40
Money market accounts	56,113	521	0.93	52,292	705	1.35	49,924	800	1.60
Certificates of deposit	239,551	4,284	1.79	242,793	6,184	2.55	226,738	7,071	3.12
Total interest-bearing deposits	431,854	5,601	1.30	431,512	8,052	1.87	362,287	8,653	2.39

Borrowings	61,512	2,111	3.43	90,619	3,217	3.55	72,765	2,641	3.63
Subordinated debentures	7,073	318	4.50	6,962	324	4.65	4,578	325	7.10
Total interest-bearing liabilities	500,439	8,030	1.60	529,093	11,593	2.19	439,630	$11,619	2.64

Noninterest-bearing deposits	49,503			45,431			29,244
Other noninterest-bearing liabilities	1,284			1,266			2,747
Total liabilities	551,226			575,791			471,621

Stockholders’ equity	56,845			80,951			77,371
Total liabilities and stockholders’ equity	$608,071			$656,741			$548,992
Net interest income		$18,304			$18,450			$16,556
Interest rate spread			3.34%			3.18%			3.23%
Net interest margin			3.44%			3.30%			3.46%
Ratio of average interest-earning assets to average interest- bearing liabilities			106.81%			105.97%			109.34%

(1)  For 2011 and 2010, average loan balances exclude nonaccrual loans.

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

	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$(3,111)	$324	$(2,787)	$1,338	$63	$1,401
Investment securities	(51)	(983)	(1,034)	649	(227)	422
Daily interest-bearing deposits and other interest-earning assets	35	77	112	64	(19)	45
Total interest-earning assets	(3,127)	(582)	(3,709)	2,051	(183)	1,868

Interest expense:
Deposits	6	(2,457)	(2,451)	4,152	(4,753)	(601)
Borrowings	(1,007)	(99)	(1,106)	632	(56)	576
Subordinated debentures	5	(11)	(6)	(3)	2	(1)
Total interest-bearing liabilities	(996)	(2,567)	(3,563)	4,781	(4,807)	(26)
Net change in interest income	$(2,131)	$1,984	$(147)	$(2,730)	$4,624	$1,894

Provision for Loan Losses.

The provision for loan losses for fiscal 2011 was $4.4 million compared to a provision of $8.8 million for fiscal 2010.  Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors.   Net charge-offs for the year ended June 30, 2011 amounted to $5.9 million compared to $3.9 million for the year ended June 30, 2010.  A significant portion of the loan charge-offs during fiscal 2011 were against specific reserves and did not require replenishment of the allowance for loan losses.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income.  The following table shows the components of noninterest income and the percentage changes from 2011 to 2010.

	2011	2010	% Change 2011/2010
	(Dollars in Thousands)
Mortgage origination fees	$481	$397	21.2%
Service charges and fees	1,288	1,619	(20.4)
Gain on sale of investment securities	2,057	1,188	73.1
Impairment on investment securities	(835)	—	—
Gain on sale of fixed assets	—	(92)	N/M
Loss on foreclosed real estate	(681)	(67)	916.4
BOLI increase in cash value	235	236	(0.4)
Other	688	753	(8.6)
Total noninterest income	$3,233	$4,034	(19.9)%

For the year ended June 30, 2011, noninterest income decreased $801,000 to $3.2 million compared to $4.0 million for fiscal 2010.  Gain on investment securities increased $869,000 to $2.1 million for fiscal 2011 due to investment sales as well as a gain resulting from a large unexpected prepayment of principal on a deeply discounted mortgage-backed security.  The deep discount on this security originated from the required write down to fair value in connection with the Company’s acquisition of State of Franklin Bancshares, Inc.  Impairment of investment securities totaled $835,000 for fiscal 2011. The impairment charge for fiscal 2011 relates to the Company’s holdings in three collateralized debt obligations that were acquired in connection with the acquisition of State of Franklin Bancshares where the decline in value has been deemed to be other-than-temporary. Loss on sale of foreclosed property increased $614,000 to $681,000 for fiscal 2011.  Service charges and fees declined $331,000, or 20.4%, to $1.3 million for fiscal 2011 primarily due to decreases in late fees and overdraft fees.

Noninterest Expense.  The following table shows the components of noninterest expense and the percentage changes from 2011 to 2010.

	2011	2010	% Change 2011/2010
	(Dollars in Thousands)
Compensation and benefits	$6,687	$7,112	(6.0)%
Occupancy	1,374	2,054	(33.1)
Equipment and data processing	2,498	2,539	(1.6)
Deposit insurance premiums	664	666	(0.3)
Advertising	376	226	66.4
Goodwill impairment	—	21,783	(100.0)
Professional services	449	649	(30.8)
Valuation adjustment and expenses on OREO	1,841	1,107	66.3
Loss on early extinguishment of debt	775	—	—
Amortization of intangible assets	497	553	(10.1)
Other	2,250	2,968	(24.2)
Total noninterest expense	$17,411	$39,657	(56.1)

For the year ended June 30, 2011, noninterest expense decreased $22.2 million to $17.4 million due to a one time noncash goodwill impairment charge during fiscal 2010 totaling $21.8 million.    Prepayment penalties totaling $775,000 were incurred in connection with the repayment of FHLB advances totaling $46.5 million during fiscal 2011.  Management believes the future savings in interest expense will more than offset the prepayment penalties.  Expenses related to other real estate owned increased to $1.8 million for fiscal 2011 compared to $1.1 million for fiscal 2010 due to valuation adjustments and expenses related to the maintenance and disposition of foreclosed real estate.   Compensation expense decreased $425,000, or 6.0%, to $6.7 million for fiscal 2011 compared to fiscal 2010 as the Bank has reduced the number of employees through attrition.  Occupancy expense decreased $680,000 to $1.4 million for fiscal 2011, due to a decrease in amortization of leasehold improvements.

Income Taxes.

For the year ended June 30, 2011, income tax benefit was $351,000 compared to a tax benefit of $2.0 million for the year ended June 30, 2010.

Balance Sheet Analysis

Loans.  Net loans decreased $55.8 million, or 12.8%, to $378.6 million at June 30, 2011 compared to $434.4 million at June 30, 2010.  Loan payments and payoffs exceeded loan originations during fiscal 2011 as the downturn in the economy has resulted in weakened loan demand.   Our primary lending activity is the origination of loans secured by real estate.  We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land.  We also originate construction loans and home equity loans.  At June 30, 2011, real estate loans totaled $320.9 million, or 82.9% of our total loans, compared to $371.0 million, or 83.5% of total loans at June 30, 2010.  Real estate loans decreased $50.1  million, or 13.5%, in fiscal 2011.

           The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$110,046	28.4%	$136,430	30.7%	$144,659	28.7%	$63,340	22.3%	$69,693	25.1%
Home equity lines of credit	20,029	5.2	19,768	4.4	22,467	4.5	5,723	2.0	5,470	2.0
Commercial	144,519	37.3	140,024	31.5	159,608	31.7	90,933	32.0	86,929	31.4
Multi-family	14,062	3.6	16,536	3.7	6,584	1.3	4,219	1.5	8,182	3.0
Construction	2,171	0.6	21,073	4.7	40,831	8.1	19,553	6.9	21,634	7.8
Land	30,053	7.8	37,135	8.4	46,987	9.3	40,862	14.4	33,604	12.1
Total real estate loans	320,880	82.9	370,966	83.5	421,136	83.7	224,630	78.9	225,512	81.4

Commercial business loans	60,497	15.6	66,699	15.0	73,467	14.6	52,037	18.3	41,667	15.0

Non-real estate loans:
Automobile loans	1,237	0.3	1,848	0.4	2,754	0.5	3,973	1.4	6,423	2.3
Mobile home loans	13	0.0	23	0.0	43	0.0	60	0.0	82	0.0
Loans secured by deposits	1,268	0.3	1,372	0.3	1,322	0.3	930	0.3	978	0.4
Other consumer loans	3,235	0.8	3,566	0.8	4,609	0.9	2,961	1.0	2,540	0.9
Total non-real estate loans	5,753	1.5	6,809	1.5	8,728	1.7	7,924	2.8	10,023	3.6

Total gross loans	387,130	100.0%	444,474	100.0%	503,331	100.00%	284,591	100.00%	277,202	100.0%

Less:
Deferred loan fees, net	(362)		(447)		(502)		(272)		(366)
Allowance for losses	(8,181)		(9,649)		(4,722)		(1,836)		(1,955)
Total loans receivable, net	$378,587		$434,378		$498,107		$282,483		$274,881

The following table sets forth certain information at June 30, 2011 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
Amounts due in:	(In thousands)
One year or less	$79,462	$38,211	$3,295	$120,968
More than one to three years	67,886	13,387	2,123	83,396
More than three to five years	56,331	8,037	319	64,687
More than five to 15 years	45,221	862	16	46,099
More than 15 years	71,980	—	—	71,980
Total	$320,880	$60,497	$5,753	$387,130

The following table sets forth the dollar amount of all loans at June 30, 2011 that are due after June 30, 2012 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$24,588	$74,045	$98,633
Home equity lines of credit	6	19,097	19,103
Commercial	46,972	59,385	106,357
Multi-family	1,220	4,073	5,293
Construction	230	1,055	1,285
Land	9,530	1,217	10,747
Commercial business loans	12,382	9,904	22,286
Consumer loans	1,990	468	2,458
Total	$96,918	$169,244	$266,162

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2011	2010	2009
	(In thousands)

Total loans at beginning of period	$444,474	$503,331	$284,591
Loans acquired in acquisition	—	—	222,756
Loans originated:
Real estate	25,706	27,420	82,244
Commercial business	14,051	23,210	41,908
Consumer	1,387	2,008	5,054
Total loans originated	41,144	52,638	129,206
Loan principal repayments	(98,488)	(111,495)	(133,222)
Net loan activity	(57,344)	(58,857)	(4,016)
Total gross loans at end of period	$387,130	$444,474	$503,331

Investments.  Our investment portfolio consists of U.S. agency securities, mortgage-backed securities, corporate securities, and municipal securities.  Investment securities increased $11.8 million to $74.8 million at June 30, 2011 compared to $63.0 million at June 30, 2010 due to the deployment of excess liquidity into higher yielding investment securities.   Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $745,000, or $459,000 net of taxes. The increase in the investment portfolio reflects security purchases totaling $82.5 million, partially offset by sales, paydowns and calls of securities totaling approximately $69.8 million.

	At June 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Federal agency securities	$43,721	$43,949	$31,975	$32,107	$4,206	$4,147
Mortgage-backed securities	24,551	25,356	5,650	24,313	4,523	4,467
Municipal securities	5,150	5,237	21,812	5,764	23,088	23,521
Other securities	613	238	1,597	805	4,483	4,309
Total	$74,035	$74,780	$61,034	$62,989	$36,300	$36,544

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2011.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Federal agency securities	$30,897	1.14%	$10,054	2.43%	$2,998	2.32%	$43,949	1.54%
Mortgage-backed securities	129	4.14	3,628	1.30	21,597	4.02	25,354	3.62
Municipal securities	744	3.92	1,507	3.26	2,793	3.63	5,044	3.57
Other securities	—	0.00	—	0.00	238	0.00	238	0.00
Total	$31,770	1.22%	$15,189	2.24%	$27,626	3.70%	$74,585	2.34%

Deposits.  Our primary source of funds is our deposit accounts.  The deposit base is comprised of checking, savings, money market and time deposits.  These deposits are provided primarily by individuals and businesses within our market area.  We do not use brokered deposits as a source of funding.  Total deposits decreased $24.9 million, to $454.3 million at June 30, 2011 primarily due to planned runoff of certificates of deposit through lower interest rates.  Time deposits decreased $29.3 million, or 12.2%, to $210.9 million while transaction accounts increased $4.4 million to $243.4 million at June 30, 2011 compared to $239.0 million at June 30, 2010.  Management monitors the deposit mix and deposit pricing on a regular basis and has focused on growth in lower cost transaction accounts.  Our deposit pricing strategy is to offer competitive rates, but not to offer the highest deposit rates in our markets.

	At June 30,
	2011	2010	2009
	(In thousands)
Noninterest-bearing accounts	$54,340	$41,653	$48,913
NOW accounts	46,134	58,257	43,795
Passbook accounts	91,637	82,830	69,074
Money market deposit accounts	51,252	56,247	48,332
Certificates of deposit	210,899	240,196	272,053
Total	$454,262	$479,183	$482,167

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2011.  Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates of Deposit
Maturity Period	(In thousands)

Three months or less	$32,190
Over three through six months	22,959
Over six through twelve months	18,471
Over twelve months	16,039
Total	$89,659

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2011	2010	2009
	(In thousands)
0.01 – 1.00%	$82,706	$—	$—
1.01 – 2.00%	108,257	183,723	28,992
2.01 – 3.00%	8,046	22,211	58,920
3.01 – 4.00%	4,963	22,273	108,640
4.01 – 5.00%	6,927	11,989	69,225
5.01 – 6.00%	—	—	6,276
Total	$210,899	$240,196	$272,053

The following table sets forth the amount and maturities of time deposits at June 30, 2011.

	At June 30, 2011
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4 or More Years	Total	Percent of Total Certificate Accounts
	(In Thousands)
0.01 – 1.00%	$75,076	$7,557	$28	$—	$45	$82,706	39.2%
1.01 – 2.00%	82,768	7,084	17,513	286	606	108,257	51.3
2.01 – 3.00%	5,466	1,845	531	204	—	8,046	3.8
3.01 – 4.00%	4,901	29	33	—	—	4,963	2.4
4.01 – 5.00%	4,965	1,340	622	—	—	6,927	3.3
Total	$173,176	$17,855	$18,727	$490	$651	$210,899	100.0%

Borrowings.  We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  FHLB advances decreased $46.9 million to $37.9 million at June 30, 2011 compared to $84.8 million at June 30, 2010 as excess liquidity was used to repay advances.  Although prepayment penalties totaling $775,000 for the fiscal year ended June 30, 2011 were incurred in connection with the repayment of advances, management believes the future savings in interest expense will more than offset the prepayment penalties.  The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end	$85,104	$90,269	$91,506
Average advances outstanding	$60,459	$89,241	$71,929
Weighted average interest rate during the period	3.48%	3.59%	3.65%
Balance outstanding at end of period	$37,942	$84,834	$90,309
Weighted average interest rate at end of period	2.77%	4.08%	4.14%

Stockholders’ Equity.  Stockholders’ equity was $55.9 million at June 30, 2011 compared to $56.5 million at June 30, 2010.  The Bank’s total risk-based capital ratio was 13.00% at June 30, 2011, compared to 11.61% at June 30, 2010.  During the year ended June 30, 2011, there were 24,689 shares of Company common stock purchased through the Company’s stock repurchase program at a cost of $87,000.  At June 30, 2011, an additional 440,286 shares remained eligible for repurchase under the current stock repurchase program.  Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity.  At June 30, 2011, the adjustment to stockholders’ equity was a net unrealized gain of $459,000 compared to a net unrealized gain of $1.2 million at June 30, 2010.

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

The allowance for loan losses decreased $1.5 million to $8.2 million at June 30, 2011.  Primarily as a result of management’s evaluation of credit quality and current economic conditions, the provision for loan losses was $4.4 million for fiscal 2011, compared to a provision of $8.8 million for fiscal 2010.  Net charge-offs were $5.9 million for fiscal 2011 compared to $3.9 million for fiscal 2010.  Net charge-offs for the fiscal year ended June 30, 2011 were primarily attributable to write-downs on OREO as weaknesses in local real estate markets continue to adversely impact collateral values.   At June 30, 2011, our allowance for loan losses represented 2.11% of total gross loans and 99.2% of nonperforming loans, compared to 2.17% of total gross loans and 51.4% of nonperforming loans at June 30, 2010.  A significant portion of the loan charge-offs during fiscal 2011 were against specific reserves and did not require replenishment of the allowance for loan losses

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Summary of Loan Loss Experience.  The following table sets forth an analysis of the allowance for loan losses for the periods indicated.  Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance at beginning of period	$9,649	$4,722	$1,836	$1,955	$2,172
Provision for loan losses	4,447	8,809	910	451	30
Reserve for acquired bank	—	—	2,577	–	–
Recoveries:
Real estate loans	110	7	22	28	32
Commercial business loans	91	3	29	12	30
Consumer loans	18	51	63	75	65
Total recoveries	219	61	114	115	127
Charge offs:
Real estate loans	(3,853)	(1,955)	(220)	(497)	(159)
Commercial business loans	(2,150)	(1,869)	(327)	(30)	(25)
Consumer loans	(131)	(119)	(168)	(158)	(190)
Total charge-offs	(6,134)	(3,943)	(715)	(685)	(374)
Net charge-offs	(5,915)	(3,882)	(601)	(570)	(247)

Allowance at end of period	$8,181	$9,649	$4,722	$1,836	$1,955

Allowance to nonperforming loans	99.19%	51.38%	78.30%	609.97%	778.88%
Allowance to total gross loans outstanding at the end of the period	2.11%	2.17%	0.94%	0.65%	0.71%
Net charge-offs to average loans outstanding during the period	1.42%	0.83%	0.14%	0.20%	0.09%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate	$6,941	84.8%	80.8%	$7,857	81.4%	83.5%
Commercial business	1,197	14.6	17.7	1,675	17.4	15.0
Consumer	43	0.5	1.5	117	1.2	1.5
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$8,181	100.0%	100.0%	$9,649	100.0%	100.0%

	At June 30,
	2009			2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate	$3,819	80.9%	83.7%	$1,448	78.9%	78.9%	$1,445	73.9%	81.4%
Commercial business	755	16.0	14.6	235	12.8	18.3	273	14.0	15.0
Consumer	148	3.1	1.7	153	8.3	2.8	237	12.1	3.6
Unallocated	—	—	—	–	–	–	–	–	–
Total allowance for loan losses	$4,722	100.0%	100.0%	$1,836	100.0%	100.0%	$1,955	100.0%	100.0%

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

Nonperforming assets decreased to $18.2 million, or 3.24% of total assets, at June 30, 2011, compared to $26.4 million, or 4.18% at June 30, 2010 as a result of a decrease in nonaccrual loans more than offsetting an increase in foreclosed real estate.  Nonaccrual loans totaled $8.2 million at June 30, 2011 compared to $18.8 million at June 30, 2010.  The decrease in nonaccrual loans is primarily due to a decrease in both nonaccrual residential and commercial real estate loans. Foreclosed real estate increased $2.6 million to $9.5 million at June 30, 2011.  At June 30, 2011, foreclosed real estate consisted of $1.5 million of single family homes, $4.7 million of vacant land and $3.3 million of commercial real estate.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.  We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment.  All other loans are evaluated for impairment on an individual basis.  At June 30, 2011, impaired loans totaled $31.2 million.

Troubled debt restructuring (“TDR”) loans were $15.8 million at June 30, 2011.  A TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider.  These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount.  Troubled debt restructurings are considered to be nonperforming, except for those that have established a sufficient performance history (generally at a minimum of six consecutive months of performance under the restructured terms) under the terms for the restructured loan.  The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date.  The majority of loans in this category are in compliance with their modified loan terms as of June 30, 2011.  The amount of accruing TDR loans totaled $13.8 million at June 30, 2011.  Additional information on all of our troubled debt restructurings appears in the troubled debt restructurings table below.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$5,401	$17,367	$5,724	$139	$251
Commercial business	848	1,309	252	162	–
Consumer	41	103	55	–	–
Total nonaccrual loans	6,290	18,779	6,031	301	251

Nonaccrual restructured loans:
Real estate	1,531	—	—	—	—
Commercial business	427	—	—	—	—
Consumer	—	—	—	—	—
Total nonaccrual restructured loans	1,958	—	—	—	—
Total nonperforming loans	8,248	18,779	6,031	301	251

Nonaccrual investments	464	731	—	—	—
Real estate owned	9,498	6,865	3,328	462	275
Other nonperforming assets(1)	1	—	106	5	–
Total nonperforming assets	$18,211	$26,375	$9,465	$768	$526

Accruing restructured loans	$13,821	$—	$—	$—	$—

Accruing restructured loans and nonperforming loans	$22,069	$18,779	$6,031	$301	$251

Total nonperforming loans to total loans	2.13%	4.22%	1.20%	0.11%	0.09%

Total nonperforming loans to total assets	1.47%	2.98%	0.91%	0.09%	0.07%

Total nonperforming assets to total assets	3.25%	4.18%	1.43%	0.23%	0.15%

(1)      Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the years ended June 30, 2011, and 2010 had nonaccruing loans and accruing restructured loans been current according to their original terms was  $169,000 and $516,000, respectively. Interest related to nonaccrual loans or accruing restructured loans totaling $1.1 million and $518,000 was included in interest income for the years ended June 30, 2011 and 2010, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2011	2010	2009
	(In thousands)

Substandard assets	$35,153	$30,747	$33,165
Doubtful assets	—	—	99
Loss assets	—	—	–
Total classified assets	$35,153	$30,747	$33,264

At each of the dates in the above table, substandard assets consisted of  nonperforming assets plus other loans that we believed exhibited weakness.  These substandard but performing loans totaled $27.4 million, $13.3 million and $27.5 million at June 30, 2011, 2010 and 2009, respectively.  At June 30, 2011, we also had $22.0 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard.  At that date, $150,000 of the allowance for loan losses related to those loans.

Delinquencies.  The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Real estate loans	$3,006	$449	$2,665	1,612	$1,032	$2,228
Commercial business loans	137	808	647	207	631	421
Consumer loans	24	—	104	7	60	19
Total	3,167	$1,257	$3,416	$1,826	$1,755	$2,668

At June 30, 2011, 2010 and 2009, delinquent loans consisted primarily of loans secured by commercial and residential real estate.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.  The Asset/Liability Committee (“ALCO”) is responsible for monitoring and implementing liquidity strategies and contingency plans that address the Company’s ongoing liquidity needs.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $5.3 million and interest-bearing deposits totaled $35.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $74.8 million at June 30, 2011. At June 30, 2011, approximately $19.4 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Atlanta, and other correspondent banks.  At June 30, 2011, borrowing capacity with the FHLB totaled $48.1 million based on pledged collateral, of which $10.4 million was unused.  For the year ended June 30, 2011, FHLB advances decreased $46.9 million to $37.9 million compared to $84.8 million at June 30, 2010. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity.   The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements.  At June 30, 2011, the Company had approximately $13.8 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window.  In addition, the Company also maintains unsecured federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding.   These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

At June 30, 2011, we had $11.9 million in commitments to extend credit.  In addition, we had  $4.8 million in unused letters of credit and $34.4 million in unused lines of credit.  Certificates of deposit due within one year of June 30, 2011 totaled $173.2 million.  We believe, based on past experience, that a significant portion of those deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2011.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Federal Home Loan Bank advances	$37,942	$24	$27,043	$5,170	$5,705
Subordinated debentures	10,001	—	—	—	10,001
Capital lease obligations	—	—	—	—	—
Operating lease obligations	44	44	—	—	—
Purchase obligations	3,690	1,026	2,048	616	—
Total	$51,677	$1,152	$29,210	$5,747	$15,568

Our primary investing activities are the origination of loans and the purchase of securities.  In the year ended June 30, 2011, we originated $41.4 million of loans.  In fiscal 2010, we originated $52.6 million of loans and in fiscal 2009 we originated $129.2 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease in total deposits of $24.9 million in the year ended June 30, 2011, a net decrease in total deposits of $3.0 million for the year ended June 30, 2010 and a net decrease in total deposits of $2.9 million for the year ended June 30, 2009, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships.  Occasionally, we offer promotional rates on certain deposit products in order to attract deposits.  Federal Home Loan Bank advance activity reflected a decrease of $46.9 million at June 30, 2011 and a decrease of $5.5 million and $25,000 at June 30, 2010 and 2009, respectively.

We are subject to various regulatory capital requirements administered by the federal prompt corrective action regulations, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.   See “Regulation of the Bank—Capital Requirements.”

Jefferson Bancshares is a separate entity and apart from Jefferson Federal and must provide for its own liquidity.  In addition to its operating expenses, Jefferson Bancshares is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt.  At times, Jefferson Bancshares has redeemed its stock.  Substantially all of Jefferson Bancshares’ revenues are obtained from subsidiary service fees and dividends.  Payment of such dividends to Jefferson Bancshares by Jefferson Federal is limited under Tennessee law.  The amount that can be paid in any calendar year, without prior approval from the Tennessee Department of Financial Institutions, cannot exceed the total of Jefferson Federal’s net income for the year combined with its retained net income for the preceding two years.  Jefferson Bancshares believes that such restriction will not have an impact on its ability to meet its ongoing cash obligations.

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

For the three months and year ended June 30, 2011, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of New Accounting Pronouncements

The impact of new accounting pronouncements is discussed in Note 4 to the Company’s Audited Consolidated Financial Statements beginning on page F-1and incorporated herein by reference.

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

The following table presents the estimated impact on net interest income and equity due to immediate changes in interest rates at the specified levels at June 30, 2011:

	Change In:
	Net Interest Income		Economic Value of Equity
Change in Interest Rates (In Basis Points)	$ Change	% Change	Market Value	Change

300	20,748	8.1%	62,030	(8.2)
200	19,651	2.4	62,819	(7.1)
100	19,136	(0.3)	64,873	(4.0)
No change	19,192	0.0	67,591	0.0
(100)	19,331	0.7	70,017	3.6

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-1 through F-37 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business—Executive Officers of the Registrant.”  The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following table provides information as of June 30, 2011 for compensation plans under which equity securities may be issued.  Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	525,287	$12.69	358,112
Equity compensation plans not approved by security holders	—	—	—
Total	525,287	$12.69	358,112

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	The exhibits and financial statement schedules filed as a part of this report are as follows:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets for the Years Ended June 30, 2011 and 2010.

•	Consolidated Statements of Earnings for the Years Ended June 30, 2011 and 2010.

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2011 and 2010.

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010.

•	Notes to Consolidated Financial Statements.

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)      Exhibits

3.1	Charter of Jefferson Bancshares, Inc. (1)
3.2	Bylaws of Jefferson Bancshares, Inc. (2)
4.1	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)
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
____________________
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

JEFFERSON BANCSHARES, INC.

Date: September 27, 2011	By:	/s/ Anderson L. Smith
Anderson L. Smith President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith	President, Chief Executive	September 27, 2011
Anderson L. Smith	Officer and Director
(principal executive officer)

/s/ Jane P. Hutton	Chief Financial Officer,	September 27, 2011
Jane P. Hutton	Treasurer and Secretary
(principal financial and
accounting officer)

/s/ H. Scott Reams	Director	September 27, 2011
H. Scott Reams

/s/ Dr. Jack E. Campbell	Director	September 27, 2011
Dr. Jack E. Campbell

/s/ Dr. Terry M. Brimer	Director	September 27, 2011
Dr. Terry M. Brimer

/s/ William T. Hale	Director	September 27, 2011

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2011 based on the specified criteria.  This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Jefferson Bancshares, Inc. and Subsidiaries
Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Craine, Thompson & Jones, P.C.

Morristown, Tennessee
September 20, 2011

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,
	2011	2010

Assets

Cash and cash equivalents	$5,327	$5,071
Interest-earning deposits	35,221	59,232
Fed funds sold	-	5,000
Investment securities classified as available for sale, net	74,780	62,989
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,625	6,390
Loans receivable, net of allowance for loan losses of $8,181 and $9,649	378,587	434,378
Loans held-for-sale	-	1,153
Premises and equipment, net	26,617	27,555
Foreclosed real estate, net	9,498	6,851
Accrued interest receivable:
Investments	311	256
Loans receivable	1,521	1,744
Deferred tax asset, net	9,009	8,524
Goodwill and other intangibles	1,978	2,475
Other assets	6,980	4,417

Total Assets	$561,189	$630,770

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$54,340	$41,653
Interest-bearing	399,922	437,530
Repurchase agreements	945	944
Federal Home Loan Bank advances	37,942	84,834
Subordinated debentures	7,133	7,021
Other liabilities	4,988	2,265
Accrued income taxes	-	-
Total liabilities	505,270	574,247

Commitments and contingent liabilities	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 30,000,000 shares authorized;
9,182,372 shares issued and 6,634,523 and 6,659,212 shares
outstanding at June 30, 2011 and 2010, respectively	92	92
Additional paid-in capital	78,895	79,175
Unearned ESOP shares	(3,241)	(3,673)
Unearned compensation	(1,019)	(1,053)
Accumulated other comprehensive income	459	1,206
Retained earnings	12,067	12,023
Treasury stock, at cost (2,547,849 and 2,523,160 shares)	(31,334)	(31,247)
Total stockholders' equity	55,919	56,523

Total liabilities and stockholders' equity	$561,189	$630,770

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in Thousands Except Per Share Amounts)

	Year Ended June 30,
	2011	2010

Interest income:
Interest on loans receivable	$24,251	$27,038
Interest on investment securities	1,696	2,730
Other interest	387	275
Total interest income	26,334	30,043

Interest expense:
Deposits	5,601	8,052
Securities sold under repurchase agreements	6	9
Advances from FHLB	2,105	3,208
Subordinated debentures	318	324
Total interest expense	8,030	11,593

Net interest income	18,304	18,450
Provision for loan losses	4,447	8,809
Net interest income after provision for loan losses	13,857	9,641

Noninterest income:
Mortgage origination income	481	397
Service charges and fees	1,288	1,619
Loss on sale of fixed assets	-	(92)
Gain (loss) on sale of investment securities, net	2,057	1,188
Impairment of investment securities	(835)	-
Loss on sale of foreclosed real estate, net	(681)	(67)
BOLI increase in cash value	235	236
Other	688	753
Total noninterest income	3,233	4,034

Noninterest expense:
Compensation and benefits	6,687	7,112
Occupancy expense	1,374	2,054
Equipment and data processing expense	2,498	2,539
DIF deposit insurance premiums	664	666
Advertising	376	226
Goodwill impairment	-	21,783
Professional services	449	649
Valuation adjustment and expenses on other real estate owned	1,841	1,107
Amortization of intangible assets	497	553
Loss on early extinguishment of debt	775	-
Other	2,250	2,968
Total noninterest expense	17,411	39,657

Earnings (loss) before income taxes	(321)	(25,982)

Income taxes (benefit) expense:
Current	(14)	14
Deferred	(337)	(1,996)
Total income taxes	(351)	(1,982)

Net earnings (loss)	$30	$(24,000)

Net earnings (loss) per share, basic	$-	$(3.85)
Net earnings (loss) per share, diluted	$-	$(3.85)

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders'
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2009	$92	$79,394	$(4,105)	$(1,121)	$150	$36,140	$(31,045)	$79,505

Comprehensive income:
Net loss	-	-	-	-	-	(24,000)	-	(24,000)
Change in net unrealized gain (loss)
on securities available for sale, net
of taxes of $655	-	-	-	-	1,056	-	-	1,056
Total comprehensive income	-	-	-	-	-	-	-	(22,944)

Dividends	-	-	-	-	-	(200)	-	(200)
Dividends used for ESOP payment	-	-	-	-	-	78	-	78
Dividends used for MRP and ESOP expenses	-	-	-	-	-	5	-	5
Shares committed to be released by the ESOP	-	(219)	432	-	-	-	-	213
Earned portion of stock grants	-	-	-	68	-	-	-	68
Purchase of common stock (47,277 shares)	-	-	-	-	-	-	(202)	(202)

Balance at June 30, 2010	92	79,175	(3,673)	(1,053)	1,206	12,023	(31,247)	56,523

Comprehensive income:
Net earnings	-	-	-	-	-	30	-	30
Investment securities for sale;
Unrealized gain during period, net of
taxes of ($692)					(1,115)			(1,115)
Reclassification of realized losses included
in net income, net of taxes of $228					368			368
Total comprehensive income	-	-	-	-	-	-	-	(717)

Dividends used for ESOP payment	-	-	-	-	-	14	-	14
Dividends used for MRP and ESOP expenses	-	-	-	-	-	-	-	-
Shares committed to be released by the ESOP	-	(280)	432	-	-	-	-	152
Earned portion of stock grants	-	-	-	34	-	-	-	34
Purchase of common stock (24,689 shares)	-	-	-	-	-	-	(87)	(87)

Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$30	$(24,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for)
operating activities:
Allocated ESOP shares	152	211
Depreciation and amortization expense	1,236	1,641
Charge for goodwill impairment	-	21,783
Amortization of premiums (discounts), net on investment securities	97	(703)
Provision for loan losses	4,447	8,809
(Gain) loss on sale of fixed assets	(1)	92
(Gain) on sale of investment securities and mortgage-backed securities, net	(395)	(1,188)
Amortization of deferred loan fees, net	(271)	(296)
Loss on sale of foreclosed real estate, net	680	67
Deferred tax benefit	(338)	(1,996)
Originations of mortgage loans held for sale	(18,393)	(17,748)
Proceeds from sale of mortgage loans	19,546	17,476
Increase in cash value of life insurance	(235)	(235)
Earned portion of MRP	35	68
Decrease (increase) in:
Accrued interest receivable	168	258
Other assets	(2,562)	(2,421)
Increase (decrease) in other liabilities and accrued income taxes	2,722	(308)
Net cash provided by (used for) operating activities	6,918	1,510

Cash flows used for investing activities:
Loan originations, net of principal collections	43,588	49,603
Investment securities classified as available for sale:
Purchased	(82,500)	(64,294)
Proceeds from sale	12,406	5,636
Proceeds from maturities, calls and prepayments	57,390	35,815
Purchase of premises and equipment	(201)	(192)
Proceeds from the sale of fixed assets	23	3,323
Proceeds from sale of (additions to) foreclosed real estate, net	4,901	2,032
Net cash provided by (used for) investing activities	35,607	31,923

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(continued)

	Years Ended June 30,
	2011	2010

Cash flows from financing activities:
Net increase (decrease) in deposits	$(24,871)	$(2,554)
Net increase (decrease) in repurchase agreements	1	155
Proceeds from advances from FHLB	309	-
Repayment of FHLB advances	(46,632)	(5,034)
Purchase of treasury stock	(87)	(202)
Dividends paid	-	(603)
Net cash provided by (used for) financing activities	(71,280)	(8,238)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(28,755)	25,195
Cash, cash equivalents and interest-earning deposits at beginning of period	69,303	44,108

Cash, cash equivalents and interest-earning deposits at end of period	$40,548	$69,303

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$5,555	$7,812
Interest on borrowed funds	$2,372	$3,101
Income taxes	$206	$410
Real estate acquired in settlement of loans	$12,269	$6,406
Interest on subordinated debentures	$206	$213

 The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011 and 2010
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

Significant Group Concentrations of Credit Risk - The Company originates residential real estate loans, commercial real estate loans and, to a lesser extent, consumer loans primarily to customers located in Upper East Tennessee.  The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.
For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions, interest-bearing deposits in other depository institutions and fed funds sold with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $35,221 and $64,232 at June 30, 2011 and 2010, respectively.

b.
Investments in debt securities are classified as "held-to-maturity" or "available-for-sale" depending upon the intent of management with respect to the particular investments.  Investments classified as "held-to-maturity" are carried at cost while those identified as "available-for-sale" are carried at fair value.  All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method.  Management has the positive intent and ability to carry those securities classified as "held-to-maturity" to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value.  "Available-for-sale" securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders' equity (i.e., other comprehensive income).  Investments in equity securities are carried at the lower of cost or market.  The cost of securities sold is determined by specific identification.

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

e.
The allowance for loan and lease losses is an estimate of the losses that are inherent in the loan and lease portfolio.  The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The Bank’s charge-off policy is consistent with bank regulatory standards.  Generally, loans are charged off when the loan becomes over 120 days delinquent.  Real estate acquired as a result of foreclosure is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any write-down to fair value is charged to the allowance for loan and lease losses.  Any subsequent write-down of foreclosed real estate is charged against earnings.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses.  Loans are grouped into pools based on loan type and further segregated by loan grade.  Loan pools include residential mortgage loans, multi-family loans, construction and land development loans, non-residential real estate loans (owner occupied and non-owner occupied), commercial loans and consumer loans.  Commercial business loans and loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans.  In addition, loans secured by commercial real estate are more likely to be negatively impacted by adverse conditions in the real estate market or the economy.  Management utilizes a loan grading system and assigns a loan grade of “Pass”, “Watch”, “Special

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mention”, “Substandard”, “Doubtful” or “Loss” based on risk characteristics of loans.  Lending staff reviews the loan grades of customers on a regular basis and makes changes as needed given that the creditworthiness of customers may change over time.

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

Tabular information related to loan grades, composition of loan portfolio and activity in the allowance for loan losses is included in Note 6.

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

The Company utilizes the prospective application transition method. This method requires the Company to expense the unvested portion of options granted in 2004, which reduces net earnings by approximately $0 for the fiscal years ending June 30, 2011 and 2010, the completion date of the requisite service period. GAAP provides for the use of alternative models to determine compensation cost related to stock option grants. The Company has determined the estimated fair value of stock options at grant date using the Black-Scholes option-pricing model based on market data as of January 29, 2004. The expected dividend yield of 1.17% and expected volatility of 7.01% were used to model the value. The risk free rate of return equaled 4.22%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

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

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank.  At June 30, 2011 and 2010, these reserve balances amounted to $4,133 and $3,409, respectively.

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

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010

Weighted average number of
common shares used in computing
basic earnings per common share	6,216,249	6,226,921

Effect of dilutive stock options	-	-

Weighted average number of
common shares and dilutive potential
common shares used in computing
earniings per common share assuming dilution	6,216,249	6,226,921

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

ASU 2010-28 – This Update was issued in December 2010 and is designed to provide guidance on the annual test of impairment of goodwill. Currently the impairment test is a two step process. The amendments in this Update provide guidance on using the second step of testing if the entity in question has a zero or negative carrying amounts. However, the Update does not provide guidance on how to determine the carrying amount or how to measure the fair value of the entity. For public entities, the amendments are effective for fiscal years and interim periods within those years beginning on or after December 15, 2011.

ASU 2011-02 – In April 2011, the FASB issued Accounting Standard Update 2011-02, A Creditor’s Determination for Determining Whether a Restructuring is a Troubled Debt Restructuring. This Update applies to both public and non-public companies. Clarification is provided regarding the guidance as to whether a creditor has granted a concession that constitutes a troubled debt restructuring and the creditor’s evaluation of whether a debtor is experiencing financial difficulties, especially when there is no default on payments. For public entities, the Update is effective for the first interim or annual period beginning on or after June 30, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.

In the third quarter of 2010, the SEC amended its rules and forms to reflect the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permanently exempts non-accelerated filers from the requirement of Section 404 (b) of the Sarbanes-Oxley Act to include in annual reports filed with the SEC the auditor’s attestation report on management’s assessment of internal control over financial reporting. This rule was effective September 21, 2010, and the Company’s 2011 annual reporting is subject to the exemption.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$43,721	$228	$-	$43,949
Mortgage-backed securities	24,551	861	(56)	25,356
Municipal securities	5,150	112	(25)	5,237
Other securities	613	-	(375)	238
Total securities available-
for-sale **	$74,035	$1,201	$(456)	$74,780

Weighted-average rate	2.35%

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$31,975	$132	$-	$32,107
Mortgage-backed securities	21,812	2,643	(142)	24,313
Municipal securities	5,650	126	(12)	5,764
Other securities	1,597	183	(975)	805
Total securities available-
for-sale	$61,034	$3,084	$(1,129)	$62,989

Weighted-average rate	3.73%

Investment securities with a carrying value of $19,389 and $9,574 were pledged to secure public funds and/or advances from the Federal Home Loan Bank at June 30, 2011 and 2010, respectively.

** At June 30, 2011, the Company held no securities of any single issue (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Federal agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,412	(15)	727	(41)	2,139	(56)
Municipal securities	1,457	(25)	-	-	1,457	(25)
Other securities	-	-	233	(375)	233	(375)
	$2,869	$(40)	$960	$(416)	$3,829	$(456)

June 30, 2010
Federal agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,944	(137)	264	(5)	2,208	(142)
Municipal securities	1,455	(12)	-	-	1,455	(12)
Other securities	507	(975)	-	-	507	(975)
	$3,906	$(1,124)	$264	$(5)	$4,170	$(1,129)

The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The Company has recognized all of the foregoing unrealized losses in other comprehensive income. Other-than-temporary impairment charges for the year ending June 30, 2011 totaled $835 which represented the securities’ book value charged to earnings. The charge off is due to a calculated credit loss of 100%. Unrealized losses on all securities as shown above are considered to be temporary in nature.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $15 for these three GSE mortgage-backed securities was caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Municipal Securities - The unrealized losses of $25 on the investments in municipal securities was caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by municipal agencies themselves. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Private-Label Residential Mortgage-Backed Securities - The unrealized losses of $41 for these two private-label mortgage-backed securities is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the annual independent valuation of the investments. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of these securities.

Other Securities – The unrealized loss of $375 on this CDO was a result of updated variables and inputs that comprise the model used in the annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REIT’s, real estate operating companies and homebuilding companies. The CDO security is valued using three different scenarios as a predictor of future collateral performance and the fair market value determined accordingly. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011.

Maturities of debt securities at June 30, 2011, are summarized as follows:

			Weighted
		Fair	Average
	Cost	Value	Yield

Within 1 year	$192	$195	3.06%
Over 1 year through 5 years	31,589	31,769	1.22%
After 5 years through 10 years	15,023	15,189	2.24%
Over 10 years	27,231	27,627	3.70%

	$74,035	$74,780	2.35%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Years ended June 30,
	2011	2010

Proceeds from sales	$13,110	$5,636

Gross realized gains	1,269	1,224
Gross realized losses	(40)	(36)
Net gains (losses)	$1,229	$1,188

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30
	2011	2010
Real estate loans:
Residential one-to four-family	$110,046	$136,430
Multi-family	14,062	16,536
Construction	2,171	21,073
Commercial	144,519	140,024
Land	30,053	37,135
Home equity line of credit	20,029	19,768

Total real estate loans	320,880	370,966

Commercial business loans	60,497	66,699

Consumer Loans:
Loans secured by deposit accounts	1,268	1,372
Other consumer loans	3,235	3,566
Loans secured by automobiles	1,237	1,848
Mobile home loans	13	23

Total consumer	5,753	6,809

Sub-total	387,130	444,474

Less:
Deferred loan fees, net	(362)	(447)
Allowance for losses	(8,181)	(9,649)
Loans receivable, net	$378,587	$434,378

Weighted average rate	6.00%	6.02%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30
	2011	2010

Impaired loans without a valuation allowance	$10,659	$14,340
Impaired loans with a valution allowance	20,544	20,952
Total impaired loans	$31,203	$35,292

Valuation allowance for impaired loans	$5,688	$5,476

Total non-accrual loans	$8,248	$18,779

Average investment in impaired loans	$33,955	$28,749
Interest income recognized on impaired loans	$1,068	$807

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

The following is a table summarizing the activity in the allowance for loan losses for the year ending June 30, 2011:
The following table is an aging analysis of the loan portfolio:

	Resid. Mortgage	Multi-family	Const and land dev.	Non-resid. real estate	Owner occupied	Comm'l	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2010	$1,812	$468	$1,162	$2,408	$2,000	$1,733	$66	$9,649
Charge Offs	(1,004)	(740)	(1,139)	(222)	(748)	(2,150)	(131)	(6,134)
Recoveries	105	-	-	4	-	91	19	219
Provision	630	2,130	780	(256)	(449)	1,523	89	4,447

Balance at June 30, 2011	$1,543	$1,858	$803	$1,934	$803	$1,197	$43	$8,181
	`
Ending balance, Individually Evaluated	$685	$1,791	$657	$1,483	$285	$787	$-	$5,688
Ending balance, Collectively Evaluated	$858	$67	$146	$451	$518	$410	$43	$2,493

Loans:

Balance at June 30, 2011	$135,948	$14,061	$32,420	$55,577	$74,774	$68,597	$5,753	$387,130

Ending balance, Individually Evaluated	$7,481	$6,540	$3,899	$6,589	$2,116	$4,578	$-	$31,203
Ending balance, Collectively Evaluated	$128,467	$7,521	$28,521	$48,988	$72,658	$64,019	$5,753	$355,927

Loan Type	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$2,564	$372	$2,323	$5,259	$130,689	$135,948
Multi-family	-	-	-	-	14,061	14,061
Construction/land development	341	28	583	952	31,468	32,420
Non-residential real estate	101	-	811	1,315	54,262	55,577
Owner occupied	-	-	973	1,260	73,514	74,774
Commercial	137	808	348	2,251	66,346	68,597
Consumer	24	49	5	252	5,501	5,753

Total	$3,167	$1,257	$5,043	$9,467	$375,841	$387,130

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

The following table summarizes the credit risk profile by internally assigned grade:

	Residential Mortgage	Multi-family	Construction and land development	Non- residential real estate	Owner occupied	Commercial	Consumer	Total
Grade:
Pass	$120,571	$5,634	$29,209	$39,462	$70,617	$58,937	$5,753	$330,183
Special mention	4,090	-	837	9,610	2,128	5,305	-	21,970
Substandard	11,287	8,427	2,374	6,505	2,029	4,355	-	34,977
Doubtful	-	-	-	-		-	-	-
Loss	-	-	-	-	-	-	-	-

Total:	$135,948	$14,061	$32,420	$55,577	$74,774	$68,597	$5,753	$387,130

The following table summarizes the composition of impaired loans, the associated specific reserves and interest income recognized on impaired loans:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$3,606	$3,606	$685	$100
Multi-family	5,900	5,900	1,791	297
Construction and land development	2,490	2,490	657	87
Non-residential real estate	3,755	3,755	1,483	190
Owner occupied	1,096	1,096	285	2
Commercial	3,697	3,697	787	62
Consumer	-	-	-	-
Total	$20,544	$20,544	$5,688	$738

With no related allowance:
Residential Mortgage	$3,875	$3,875	$-	$148
Multi-family	640	640	-	20
Construction and land development	1,409	1,409	-	79
Non-residential real estate	2,834	2,834	-	33
Owner occupied	1,020	1,020	-	42
Commercial	881	881	-	8
Consumer	-	-	-	-
Total	$10,659	$10,659	$-	$330

Total:
Residential Mortgage	$7,481	$7,481	$685	$248
Multi-family	6,540	6,540	1,791	317
Construction and land development	3,899	3,899	657	166
Non-residential real estate	6,589	6,589	1,483	223
Owner occupied	2,116	2,116	285	44
Commercial	4,578	4,578	787	70
Consumer	-	-	-	-
Total	$31,203	$31,203	$5,688	$1,068

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance at June 30, 2010	$1,325

Additions	-
Reclassifications	-
Repayments	(580)

Balance at June 30, 2011	$745

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30
	2011	2010

Land	$6,239	$6,239
Office building	21,862	21,790
Leasehold improvements	-	-
Furniture and equipment	5,625	5,537
	33,726	33,566
Less: accumulated depreciation and amortization	7,109	6,011
	$26,617	$27,555

Depreciation expense for the years ended June 30, 2011 and 2010 was $1,117 and $1,621, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2011, pertaining to real property, future minimum payments are as follows:

For the Year Ended
2012	$44

$44

Lease expense for June 30, 2011 and 2010 was $59 and $186, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET (CONTINUED)

The Company has also entered into a service contract for data processing services.  Future minimum payments under this agreement are as follows:

For the Year Ended
2012	$ 1,026
2013	1,026
2014	1,022
2015	616

$ 3,690

Data processing service expense for June 30, 2011 and 2010 was $1,113 and $1,349, respectively.

NOTE 8 - DEPOSITS

Deposits are summarized as follows:

	June 30,
	2011	2010

Non-interest bearing accounts	$54,340	$41,653
NOW accounts, 0.26% and 0.39%, respectively	46,134	58,257
Savings accounts, 0.67% and 0.97%, respectively	91,637	82,830
Money market accounts, 0.79% and 1.25%, respectively	51,252	56,247
Total transaction accounts	243,363	238,987
Certificates:
0.00 - 1.00%	82,706	-
1.01 - 2.00%	108,257	183,723
2.01 - 3.00%	8,046	22,211
3.01 - 4.00%	4,963	22,273
4.01 - 5.00%	6,927	11,989
5.01 - 6.00%	-	-
Total Certificates, 1.46% and 2.12%, respectively	210,899	240,196
Total Deposits	$454,262	$479,183

Weighted-average rate - deposits	0.92%	1.42%

The aggregate amount of time deposits in denominations of $100 or more was $89,659 and $100,743, respectively, at June 30, 2011 and 2010.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 8 – DEPOSITS (CONTINUED)

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits.  Deposit amounts in excess of $250,000 are generally not federally insured.

The total amount of overdrafts reclassified as loans was $200 and $146, respectively, at June 30, 2011 and 2010.

At June 30, 2011, the scheduled maturities of time deposits are as follows:

2012	$173,176
2013	17,855
2014	18,727
2015	490
2016	651

Total	$210,899

Following is a summary of interest on deposits:

	Years Ending June 30,
	2011	2010

NOW	$145	$220
Savings	651	943
MMA	521	705
Certificates	4,284	6,184
	5,601	8,052
Less: penalties	-	-

Total	$5,601	$8,052

NOTE 9 - FHLB ADVANCES

At June 30, 2011, the Company’s fixed-rate FHLB advances had interest rates that ranged from 1.66% to 3.93% with a weighted average rate of 2.77% and 4.11% at June 30, 2011 and 2010, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by a Blanket Mortgage Collateral Agreement.  The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $48,050 and an additional borrowing capacity of $10,370 at June 30, 2011.  Outstanding advances were $37,942 and $84,834 at June 30, 2011 and 2010, respectively.  Advances are payable at the maturity dates and prepayment penalties are required if paid before maturity.

A total of $10.0 million of FHLB advances are putable advances that give the FHLB the option to require repayment on specific dates.  Under the terms of the putable advances, the company could be required to repay all of the principal and accrued interest before the maturity date.

A total of $10.0 million of FHLB advances are convertible advances with interest rates that may be reset on certain dates at the option of the FHLB in accordance with the terms of the note.  The Company has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating LIBOR rate at the time the advance is called by the FHLB.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 9 - FHLB ADVANCES (CONTINUED)

Maturities and weighted average rates of fixed rate FHLB advances at June 30, 2011 and 2010 are as follows:

			Weighted
	Amount		Average Rate
	2011	2010	2011	2010

Fixed Rate Advances Maturing:

Less than 1 year	$-	$26,135	0.00%	4.42%
1 to 2 years	-	15,199	0.00%	4.57%
2 to 3 years	26,989	22,183	2.35%	3.86%
3 to 4 years	5,115	9,986	3.93%	3.51%
4 to 5 years	-	5,147	0.00%	3.93%
5 to 10 years	5,159	5,183	3.90%	3.90%
After 10 years	679	1,001	2.66%	2.65%

Total FHLB Advances	$37,942	$84,834	2.77%	4.11%

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances.  For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction.  The Company qualifies as a small bank and is using the experience method.  As of June 30, 2011, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates.

Income taxes are summarized as follows:
	Years Ending June 30
	2011	2010
Current taxes:
Federal income	$(14)	$14
State excise	-	-
	(14)	14

Deferred taxes
Federal income	(299)	(1,751)
State excise	(38)	(245)
	(337)	(1,996)

	$(351)	$(1,982)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings
	Before Income Taxes
	Years Ending June 30
	2011	2010

Tax at statutory rate	(34.0%)	(34.0%)
Increase (decrease) in taxes:
State income taxes, net of federal tax
benefit	-	-
Increase in BOLI cash value	(24.9)	(0.5)
Additional ESOP compensation	(46.0)	(0.3)
Goodwill impairment	-	28.5
Other, net	(4.6)	(1.3)

Effective tax rate	(109.46%)	(7.60%)

The provisions of GAAP related to income taxes require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts.  There were no excess reserves at June 30, 2011 and 2010.  The Company’s base year tax bad debt reserve is $1,312.  The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements. The deferred tax valuation allowance is related to a capital loss carryforward that can only be used to offset capital gains.

The Company acquired a net operating loss (NOL) carryforward from its acquisition of State of Franklin. A deferred tax benefit was recorded for the portion deemed usable over its statutory remaining life (initially 20 years). The expiration date of the remaining NOL carryforward of $10,560 is June 30, 2029.

A deferred tax benefit of $14 was recorded for the remaining prior year NOL of $36. This NOL’s remaining life is nineteen years and management believes it will be utilized in full prior to expiration. A deferred tax benefit of $2,305 has been recorded for the current year NOL of $6,021. The NOL’s remaining life is twenty years and management believes it will be utilized in full prior to expiration.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2011	2010
Deferred tax liabilities:
FHLB stock dividends	$(960)	$(959)
Depreciation	(94)	(181)
FHLB advance restructuring penalty	(289)	-
Allowance for "available-for-sale" securities	(285)	(749)
	(1,628)	(1,889)

Deferred tax assets:
Fair value adjustment from acquisition,net	672	1,868
Subsequent writedowns on foreclosed property	168	73
Deferred interest income	55	64
NOL carryforward	5,848	3,867
Deferred loan fees, net	138	171
MRP compensation	21	21
Stock options	169	169
Deferred compensation	50	47
Allowance for losses on loans	3,472	4,089
Capital loss on Silverton Bank Stock	141	141
Charge-offs not recognized for tax purposes	44	44
Gross deferred tax asets	10,778	10,554
Valuation allowance	(141)	(141)
Deferred tax asset	10,637	10,413

Net deferred tax asset	$9,009	$8,524

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN.  The Bank maintains an Employee Stock Ownership Plan (ESOP).  On July 1, 2003, the ESOP purchased 670,089 shares of Jefferson Bancshares, Inc. from proceeds provided by the Company in the form of a loan.  Thus, the ESOP is considered a leveraged plan.  Employees are eligible for participation in the plan upon attaining 20 and ½ years of age and completing six consecutive calendar months during which they have performed at least 500 hours of service.  Each plan year, the Bank may, in its discretion, make a contribution to the plan; however, at a minimum, the Bank has agreed to make as a contribution the amount necessary to service the debt incurred to acquire the stock.

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

ESOP compensation expense was $152 and $211 for the years ended June 30, 2011 and 2010. The original number of shares committed was 670,089 and 43,207 were released during the years ended June 30, 2011 and 2010, respectively. The 345,653 remaining unearned shares had an approximate fair market value of $1,120 at June 30, 2011.

The Bank has also established a SERP to provide for supplemental retirement benefits with respect to the ESOP. The plan provides certain executives with benefits that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP but for such limitations. The Plan was amended in 2007 to change the first allocation period to December 31, 2007. Compensation expense under the SERP was $0 and $0 for the years ended June 30, 2011 and 2010, respectively.

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

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006.  Restrictions on the grants lapse in annual increments over five years.  The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2011 and 2010 was $35 and $68, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2011		2010
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price

Outstanding at beginning of period	551,490	$12.74	577,693	$12.78
Granted during the twelve-month period	-	-	-	-
Options exercised	-		-
Options forfeited	(26,203)	13.69	(26,203)	13.69
Outstanding at end of year	525,287	$12.69	551,490	$12.74
Options exercisable at end of year	525,287	$12.69	551,490	$12.74

Information pertaining to options outstanding at June 30, 2011 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted
		Remaining	Average		Weighted
	Number	Contractual	Exercise	Number	Average
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Exercise Price
$10.00 - $11.00	161,141	0.34	$10.47	161,141	$10.47
$11.01 - $12.00	-	-	-	-	-
$12.01 - $13.00	-	-	-	-	-
$13.01 - $14.00	364,146	2.44	$13.68	364,146	$13.68

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2011 and 2010, that the Bank met all capital adequacy requirements to which it was subject.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank’s actual capital amounts and ratios as of June 30, 2011 and 2010 are also presented in the table.

						Minimum To Be Well
			Minimum Required			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in thousands)

At June 30, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,254	13.00%	$32,168	>	8.0%	$40,210	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,189	11.74%	16,084	>	4.0%	24,126	>	6.0%

Tier 1 Capital
(To Average Assets)	47,189	8.50%	22,208	>	4.0%	27,760	>	5.0%

At June 30, 2010

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,352	11.61%	$36,073	>	8.0%	$45,092	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	46,666	10.35%	18,037	>	4.0%	27,055	>	6.0%

Tier 1 Capital
(To Average Assets)	46,666	7.29%	25,609	>	4.0%	32,011	>	5.0%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:
	Bank
	June 30,
	2011	2010

GAAP Capital	$59,337	$59,649
Adjustments:
Deferred Taxes	(9,711)	(9,302)
Unrealized gains	(459)	(1,206)
Disallowed goodwill and other intangibles	(1,978)	(2,475)

Core, Tangible and Tier 1 Capital	47,189	46,666

Adjustments:
Allowance for losses	5,065	5,686

Total Capital	$52,254	$52,352

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

At June 30, 2011, the Bank’s retained earnings available for the payment of dividends was $2,283. Accordingly, $56,515 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2011.  Funds available for loans or advances by the Bank to the Company amounted to $5,934.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers and generally expire in ninety days or less.  There were no commitments at June 30, 2011 to originate adjustable-rate loans or to originate fixed-rate loans with a term of twenty years or less. The Company has $4,809 in unfunded letters of credit and $34,362 in unfunded lines of credit at June 30, 2011. The Company also has $11,932 in commitments to fund residential construction, commercial real estate construction and land development loans at June 30, 2011.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

Balance Sheet	June 30, 2011

Asset
Cash and due from banks	$392
Investment securities classified as available for sale, net	2
Investment in common stock of Jefferson Federal Bank	59,338
Investment in common stock of State of Franklin Statutory Trust II	1
Loan receivable from ESOP	3,958
Other assets	97
Total assets	$63,788

Liabilities and Stockholders' Equity
Accrued expenses	$33
Other liabilities	702
Subordinated debentures	7,134
Stockholders' equity	55,919
Total liabilities and stockholders' equity	$63,788

Year Ended
Statement of Income	June 30, 2011

Dividends from Jefferson Federal Bank	$-
Interest income	167
Other income	6
Total income	173

Interest expense	325
Other operating expenses	140

Loss before income taxes and equity in undistributed
net income of Jefferson Federal Bank	(292)

Income tax benefit	(86)
(206)

Equity in undistributed earnings of subsidiaries	236

Net Income	$30

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended
Statement of Cash Flows	June 30, 2011

Cash flows from operating activities:
Net income	$30
Adjustments to reconcile net income to net
cash provided by operating activities:

Equity in undistributed (earnings) of subsidiaries	(236)
Deferred tax expense	(86)
Amortization/accretion of intangibles	112
Increase in other assets	14
Increase in other liabilities	(4)

Net cash used in operations	(170)

Cash flows from investing activities:
Return of principal on loan to ESOP	413

Net cash provided by investing activities	413

Cash flows from financing activities:
Purchase of treasury stock	(87)

Net cash used in financial activities	(87)

Net increase in cash and cash equivalents	156
Cash and cash equivalents at beginning of year	236

Cash and cash equivalents at end of year	$392

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 18 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30	December 31	March 31	June 30
	2010	2010	2011	2011

Interest income	$6,856	$6,630	$6,565	$6,283
Interest expense	2,508	2,198	1,818	1,506
Net interest income	4,348	4,432	4,747	4,777

Provision for loan losses	-	950	1,400	2,097
Net interest income after
provision for loan losses	4,348	3,482	3,347	2,680
Noninterest income	390	1,444	1,697	(298)
Noninterest expense	4,353	4,387	4,635	4,036
Earnings before income taxes	385	539	409	(1,654)
Income taxes	126	180	149	(806)
Net earnings	$259	$359	$260	$(848)

Earnings per share, basic	$0.04	$0.06	$0.04	$(0.14)
Earnings per share, diluted	$0.04	$0.06	$0.04	$(0.14)

	Three Months Ended
	September 30	December 31	March 31	June 30
	2009	2009	2010	2010

Interest income	$7,945	$7,555	$7,430	$7,113
Interest expense	3,250	3,105	2,716	2,522
Net interest income	4,695	4,450	4,714	4,591

Provision for loan losses	300	1,509	1,500	5,500
Net interest income after
provision for loan losses	4,395	2,941	3,214	(909)
Noninterest income	898	804	1,747	585
Noninterest expense	4,601	4,345	4,671	26,040
Earnings (loss) before income taxes	692	(600)	290	(26,364)
Income taxes	208	(185)	(33)	(1,972)
Net earnings (loss)	$484	$(415)	$323	$(24,392)

Earnings (loss) per share, basic	$0.08	$(0.07)	$0.05	$(3.91)
Earnings (loss) per share, diluted	$0.08	$(0.07)	$0.05	$(3.91)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 19 – SUBORDINATED DEBT

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

NOTE 20 – FAIR VALUE DISCLOSURES

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
(Dollars in Thousands)

NOTE 20 – FAIR VALUE DISCLOSURES (CONTINUED)

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

Impaired Loans

The Company records loans at fair value on a non-recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with U.S. GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

June 30, 2011
Total Carrying
				Amount in	Assets/Liabilities
	Fair Value Measurement Using			Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Securities available for sale	$ -	$ 71,532	$ 3,248	$ 74,780	$ 74,780

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 20 – FAIR VALUE DISCLOSURES (CONTINUED)

The following table below presents, for the year ending June 30, 2011, the changes in level 3 assets that are measured at fair value on a recurring basis:

			Other		Transfers
	Balance at		Comprehensive		In or Out	Balance at
	June 30, 2010	Net Income	Income	Sales	of Level 3	June 30, 2011

Securities, available for sale	$7,004	$(835)	$781	$(4,470)	$768	$3,248

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2011 are included in the table below.

June 30, 2011
	Fair Value Measurement Using			Total Gains
Description	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	$ -	$ 25,515	$ -	$ (4,020)

Individual loans with a carrying amount of $31,203 were written down to their fair value of $25,515 resulting in an impairment charge of $5,688 of which $4,020 was charged to earnings for the period. Loans applicable to write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 20 – FAIR VALUE DISCLOSURES (CONTINUED)

The carrying value and estimated fair value of the Company's financial instruments are as follows:

	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and	40,548	40,548	69,303	69,303
interest-earning deposits
with banks
Available-for-sale securities	75,008	75,008	62,989	62,989
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	387,130	388,330	444,474	445,655
Accrued interest receivable	1,832	1,832	2,000	2,000
Loans held-for-sale	-	-	1,153	1,153

Financial liabilities:
Deposits	454,262	446,115	479,183	471,821
Borrowed funds	38,887	40,718	85,778	87,972

Off-balance sheet assets (liabilities):
Commitments to extend credit		11,932		18,023
Unused letters of credit		4,809		5,320
Unused lines of credit		34,362		36,192

NOTE 21 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are composed of the following at June 30, 2011 and 2010:

	2011	2010

Beginning balance of core deposit intangible	$2,475	$3,028
Less: Accumulated amortization	(497)	(553)

Core deposit intangible, net	1,978	2,475
Beginning balance of goodwill	-	21,783
Less: Goodwill impairment	-	(21,783)

Total intangibles	$1,978	$2,475

Other intangible assets are amortized using an accelerated method over 10 years. Recorded goodwill will not be amortized and is not deductible for tax purposes, but will be tested for impairment at least annually in accordance with the requirements under GAAP.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 21 – GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

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

The Company obtained an independent evaluation of goodwill based upon calculations of fair value in accordance with ASC 805 for the reporting unit’s assets and liabilities as if the reporting unit was sold to a third party purchaser. Due to a decline in asset quality and the negative impact on earnings resulting from an increase in loan loss provisions, primarily related to assets acquired from State of Franklin Bank, the evaluation determined that the fair value of the net assets acquired is less than the carrying value. The determination of goodwill impairment was impacted by the low stock price of the Company and the resulting low market valuation. Prolonged deterioration in the economy has negatively impacted stock prices and valuations for the banking sector. As such, it is determined the goodwill is fully impaired and an impairment write-off of $21,783 was recorded as of June 30, 2010.The goodwill impairment charge was a non-cash expense that did not impact regulatory capital ratios, liquidity, cash flows or operations of the Company.

Future amortization of other intangible assets is as follows:

Year Ending June 30,

2012	$441
2013	386
2014	330
2015	275
2016	219

Amortization expense related to other intangible assets is $497 and $553 for the years ending June 30, 2011 and 2010, respectively.

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 20, 2011 for potential recognition and disclosure for the year ended June 30, 2011. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.