Form 10-Q
period 2011-09-30
JEFFERSON BANCSHARES INC
filed 2011-11-14
CIK 1222915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to________

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

                At November 14, 2011, the registrant had 6,632,390 shares of common stock, $0.01 par value per share, outstanding.

INDEX

PART I.  FINANCIAL INFORMATION

SIGNATURES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	June 30,
	2011	2011
Assets	(Unaudited)

Cash and cash equivalents	$4,331	$5,327
Interest-earning deposits	27,970	35,221
Investment securities classified as available for sale, net	79,777	74,780
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,684	6,625
Loans receivable, net of allowance for loan losses of $10,204 and $8,181	368,818	378,587
Loans held-for-sale	1,688	—
Premises and equipment, net	26,354	26,617
Foreclosed real estate, net	10,471	9,498
Accrued interest receivable:
Investments	384	311
Loans receivable	1,451	1,521
Deferred tax asset	9,337	9,009
Core deposit intangible	1,858	1,978
Other assets	5,676	6,980

Total Assets	$549,534	$561,189

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$57,771	$54,340
Interest-bearing	386,348	399,922
Repurchase agreements	775	945
Federal Home Loan Bank advances	37,923	37,942
Subordinated debentures	7,161	7,133
Other liabilities	4,000	4,988
Total liabilities	493,978	505,270

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,632,390 shares outstanding at September 30, 2011 and 6,634,523 shares outstanding at June 30, 2011	92	92
Additional paid-in capital	78,819	78,895
Unearned ESOP shares	(3,133)	(3,241)
Unearned compensation	(1,019)	(1,019)
Accumulated other comprehensive income	1,028	459
Retained earnings	11,109	12,067
Treasury stock, at cost (2,549,982 and 2,547,849 shares)	(31,340)	(31,334)
Total stockholders’ equity	55,556	55,919

Total liabilities and stockholders’ equity	$549,534	$561,189

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended
	September 30,
	2011	2010

Interest income:
Interest on loans receivable	$5,572	$6,282
Interest on investment securities	484	482
Other interest	64	92
Total interest income	6,120	6,856

Interest expense:
Deposits	956	1,663
Repurchase agreements	2	2
Advances from FHLB	320	761
Subordinated debentures	77	82
Total interest expense	1,355	2,508

Net interest income	4,765	4,348
Provision for loan losses	2,986	—
Net interest income after provision for loan losses	1,779	4,348

Noninterest income:
Mortgage origination fee income	95	140
Service charges and fees	292	356
Gain on investments	26	9
Gain (loss) on sale of fixed assets	(19)	—
Gain (loss) on sale of foreclosed real estate, net	(16)	(347)
BOLI increase in cash value	59	60
Other	166	172
Total noninterest income	603	390

Noninterest expense:
Compensation and benefits	1,606	1,741
Occupancy expense	362	364
Equipment and data processing expense	602	652
DIF premiums	202	162
Advertising	20	46
Valuation adjustment and expenses on OREO	404	531
Other	824	857
Total noninterest expense	4,020	4,353

Earnings before income taxes	(1,638)	385

Income taxes:
Current	—	—
Deferred	(680)	126
Total income taxes	(680)	126

Net earnings	$(958)	$259

Net earnings per share, basic	$(0.15)	$0.04
Net earnings per share, diluted	$(0.15)	$0.04

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2011 and 2010
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

Comprehensive income:
Net earnings	—	—	—	—	—	(958)	—	(958)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $353	—	—	—	—	569	—	—	569

Total comprehensive income	—	—	—	—	—	—	—	(389)
Dividends used for ESOP payment	—	—	—	—	—	—		—
Shares committed to be released by the ESOP	—	(76)	108	—	—	—	—	32
Purchase of common stock (2,133 shares)	—	—	—	—	—	—	(6)	(6)
Balance at Septmber 30, 2011	$92	$78,819	$(3,133)	$(1,019)	$1,028	$11,109	$(31,340)	$55,556

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2010	$92	$79,175	$(3,673)	$(1,053)	$1,206	$12,023	$(31,247)	$56,523

Comprehensive income:
Net earnings	—	—	—	—	—	259	—	259
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($35)	—	—	—	—	(56)	—	—	(56)

Total comprehensive income	—	—	—	—	—	—	—	203

Shares committed to be released by the ESOP	—	(68)	108	—	—	—	—	40
Earned portion of stock grants	—	—	—	17	—	—	—	17
Purchase of common stock (22,775 shares)	—	—	—	—	—	—	(29)	(29)
Balance at September 30, 2010	$92	$79,107	$(3,565)	$(1,036)	$1,150	$12,282	$(31,276)	$56,754

See accompanying notes to the financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$(958)	$259
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	32	40
Depreciation and amortization expense	485	354
Amortization of premiums (discounts), net on investment securities	(71)	97
Provision for loan losses	2,986	—
Amortization of deferred loan fees, net	(43)	(68)
(Gain) loss on sale of investment securities	(26)	(9)
(Gain) loss on sale of foreclosed real estate, net	16	347
(Gain) loss on sale of fixed assets, net	19	—
Deferred tax benefit	(680)	126
Originations of mortgage loans held for sale	(5,661)	(5,632)
Proceeds from sale of mortgage loans	3,973	4,652
Increase in cash value of life insurance	(59)	(60)
Earned portion of MRP	—	17
Decrease (increase) in:
Accrued interest receivable	(3)	131
Other assets	1,304	1,394
Increase (decrease) in other liabilities and accrued income taxes	(988)	(1,262)
Net cash provided by (used for) operating activities	326	386

Cash flows used for investing activities:
Loan originations, net of principal collections	5,632	11,645
Investment securities classifed as available-for-sale:	—
Proceeds from maturities, calls and prepayments	30,216	28,502
Proceeds from sale	—	756
Purchase of securities	(34,331)	(12,298)
Proceeds from sale of premises and equipment, construction overpayments	19	—
Purchase of premises and equipment	(25)	(48)
Proceeds from sale of (additions to) foreclosed real estate, net	230	933
Net cash provided by (used for) investing activities	1,741	29,490

Cash flows from financing activities:
Net increase (decrease) in deposits	(10,132)	13,451
Net increase in repurchase agreements	(170)	422
Proceeds from advances from FHLB	—	309
Repayment of FHLB advances	(6)	(10)
Purchase of treasury stock	(6)	(29)
Dividends paid	—	—
Net cash provided by (used for) financing activities	(10,314)	14,143

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(8,247)	44,019
Cash, cash equivalents and interest-earning deposits at beginning of period	40,548	69,303

Cash, cash equivalents and interest-earning deposits at end of period	$32,301	$113,322

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$982	$1,671
Interest on borrowed funds	$263	$871
Interest on subordinated debentures	$49	$56
Income taxes	—	—
Real estate acquired in settlement of loans	$1,467	$100

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation
The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”).  The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission on September 27, 2011.  All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.  The Company has adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure.

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
Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.  For the three months ended September 30, 2011, stock options to purchase 525,287 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.  The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares
	Outstanding for the
	Three Months Ended
	September 30,
	2011	2010

Weighted average number of common shares used in computing basic earnings per common share	6,230,266	6,205,582
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,230,266	6,205,582

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

Specific valuation allowances are established for impaired loans.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  A specific reserve represents the difference between the recorded value of the loan and either its estimated fair value less estimated disposition costs, or the net present value as determined by a discounted cash flow analysis.  On a quarterly basis, management evaluates individual loans and lending relationships which have outstanding principal balances of $500,000 or more and which are classified as either substandard, doubtful or loss according to the loan grading policy for impairment.  Troubled debt restructurings (“TDRs”) are also considered to be impaired, except for those that have been performing under the new terms for at least six consecutive months.

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02  in determining if a borrower is experiencing financial difficulties and if a concession has been granted.  The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date.  A TDR may be non-accruing or it may accrue interest.  A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for six consecutive months.

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

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2011:

	Residential Mortgage	Multi-family	Construction and land development	Non-residential real estate	Owner occupied	Commercial	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2011	$1,543	$1,858	$803	$1,934	$803	$1,197	$43	$8,181
Charge Offs	(84)	—	(4)	(123)	(9)	(724)	(59)	(1,003)
Recoveries	6	—	—	—	—	29	5	40
Provision	4	533	(430)	286	(41)	2,582	50	2,984

Balance at September 30, 2011	$1,469	$2,391	$369	$2,097	$753	$3,084	$39	$10,202

Ending balance, Individually Evaluated	$749	$2,357	$130	$1,679	$260	$2,797	$—	$7,972
Ending balance, Collectively Evaluated	$720	$34	$239	$418	$493	$287	$39	$2,230

Loans:

Balance at September 30, 2011	$130,897	$13,824	$34,213	$55,343	$74,941	$64,714	$5,445	$379,377

Ending balance, Individually Evaluated	$4,011	$7,787	$580	$3,243	$446	$9,920	$—	$25,987
Ending balance, Collectively Evaluated	$126,886	$6,037	$33,633	$52,100	$74,495	$54,794	$5,445	$353,390

The following table is an aging analysis of the loan portfolio at September 30, 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$456	$334	$3,902	$4,692	$126,205	$130,897
Multi-family	96	—	—	96	13,728	13,824
Construction/land development	702	87	491	1,280	32,933	34,213
Non-residential real estate	79	—	—	79	55,264	55,343
Owner occupied	115	—	392	507	74,434	74,941
Commercial	1,596	5,649	321	7,566	57,148	64,714
Consumer	15	—	—	15	5,430	5,445

Total	$3,059	$6,070	$5,106	$14,235	$365,142	$379,377

The following table summarizes the credit risk profile by internally assigned grade at September 30, 2011:

	Residential Mortgage	Multi-family	Construction and land development	Non-residential real estate	Owner occupied	Commercial	Consumer	Total

Grade:
Pass	$115,870	$5,408	$29,402	$40,695	$70,942	$53,203	$5,445	$320,965
Special mention	4,381	—	2,021	8,100	2,152	1,247	—	17,901
Substandard	10,646	8,416	2,790	6,548	1,847	10,264	—	40,511
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total:	$130,897	$13,824	$34,213	$55,343	$74,941	$64,714	$5,445	$379,377

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at September 30, 2011:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$4,011	$4,011	$749	$10
Multi-family	7,787	7,787	2,357	97
Construction and land development	580	580	130	7
Non-residential real estate	3,243	3,243	1,679	50
Owner occupied	446	446	260	4
Commercial	9,920	9,920	2,797	96
Consumer	—	—	—	—
Total	$25,987	$25,987	$7,972	$264

With no related allowance:
Residential Mortgage	$4,414	$4,414	$—	$42
Multi-family	638	638	—	14
Construction and land development	1,834	1,833	—	22
Non-residential real estate	2,033	2,032	—	29
Owner occupied	960	960	—	9
Commercial	715	715	—	4
Consumer	—	—	—	—
Total	$10,594	$10,592	$—	$120

Total:
Residential Mortgage	$8,425	$8,425	$749	$52
Multi-family	8,425	8,425	2,357	111
Construction and land development	2,414	2,413	130	29
Non-residential real estate	5,276	5,275	1,679	79
Owner occupied	1,406	1,406	260	13
Commercial	10,635	10,635	2,797	100
Consumer	—	—	—	—
Total	$36,581	$36,579	$7,972	$384

Average impaired loans for the
Three months ended September 30, 2011	$33,892

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

At September 30, 2011, we had approximately $7.6 million in commitments to extend credit, consisting of commitments to fund real estate loans.  In addition to commitments to originate loans, we had $4.8 million in unused letters of credit and approximately $31.9 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of September 30, 2011.

	Three Months Ended
	September 30, 2011

		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	525,287	$12.69
Granted during the three-month period	—
Options forfeited	—
Options exercised	—
Outstanding at September 30, 2011	525,287	$12.69

Options exercisable at September 30, 2011	525,287	$12.69

The following information applies to options outstanding at September 30, 2011:

Number outstanding	525,287
Range of exercise prices	$10.00 - $13.69
Weighted-average exercise price	$12.69
Weighted-average remaining contractual life	1.54
Number of options remaining for future issuance	358,112

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

(10)	Investment Securities

Investment securities are summarized as follows:

At September 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$23,524	$325	$—	$23,849
Mortgage-backed	49,050	1,478	(60)	50,468
Municipals	4,929	296	—	5,225
Other Securities	609	—	(374)	235
Total securities available-for-sale	$78,112	$2,099	$(434)	$79,777

Weighted-average rate	2.44%

Pledged at September 30, 2011	$14,397

At June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$43,721	$228	$—	$43,949
Mortgage-backed	24,551	861	(56)	25,356
Municipals	5,150	112	(25)	5,237
Other Securities	613	—	(375)	238
Total securities available-for-sale	$74,035	$1,201	$(456)	$74,780

Weighted-average rate	2.35%

Pledged at June 30, 2011	$19,389

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Federal agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,136	(20)	705	(40)	1,841	(60)
Municipal securities	—	—	—	—	—	—
Other securities	—	—	233	(374)	233	(374)
	$1,136	$(20)	$938	$(414)	$2,074	$(434)

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

GSE Residential Mortgage-Backed Securities – The unrealized losses of $20,000 for these four GSE mortgage-backed securities was caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Private-Label Residential Mortgage-Backed Securities - The unrealized losses of $40,000 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the security would not be settled at a price less than the amortized bases of the Company’s investment. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Other Securities – The unrealized loss of $374,000 on this CDO was a result of updated variables and inputs that comprise the model used in the annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REIT’s, real estate operating companies and homebuilding companies. The CDO security is valued using three different scenarios as a predictor of future collateral performance and the fair market value determined accordingly. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011.

Maturities of debt securities at September 30, 2011, are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$409	$410	0.00%
Over 1 year through 5 years	16,875	17,097	1.39%
After 5 years through 10 years	10,394	10,638	2.12%
Over 10 years	50,434	51,632	2.89%
	$78,112	$79,777	2.44%

(11)	Fair Value Disclosures

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

Investment Securities Available for Sale

Level 2 investment securities classified as “available-for-sale” are recorded at fair value on a recurring basis. Fair value measurements are based upon independent pricing models or other model-based valuation techniques with inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities. Level 3 investment securities classified as “available-for-sale” are recorded at fair value on at least a semi-annual basis. Fair value measurements are based upon independent pricing models based upon unobservable inputs which require significant management judgment or estimation. Level 3 includes certain mortgage-backed securities and other debt securities.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	September 30, 2011
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value
Securities available for sale	—	$79,544	$3,272	$82,816	$79,777

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

	September 30, 2011
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value
Impaired Loans	—	$28,609	$—	$28,609	$28,609

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$32,301	$32,301	$40,548	$40,548

Available-for-sale securities	79,777	79,777	74,780	74,780
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable, net	368,818	369,962	378,587	379,787
Accrued interest receivable	1,835	1,835	1,832	1,832
Loans held-for-sale	1,688	1,688	—	—

Financial liabilities:
Deposits	(444,119)	(438,056)	(454,262)	(446,115)
Borrowed funds	(38,698)	(40,885)	(38,887)	(40,718)
Subordinated debentures	(7,161)	(5,119)	(7,134)	(6,277)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	7,628	—	11,932
Unused letters of credit	—	4,820	—	4,809
Unused lines of credit	—	31,883	—	34,362

(12)	Subordinated Debt

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

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended September 30, 2011.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission on September 27, 2011.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in the reports we file with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2011 under “Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Net Income
For the three months ended September 30, 2011, the Company reported a net loss of $958,000, or $0.15 per diluted share, compared to net income of $259,000, or $0.04 per diluted share, for the corresponding period in 2010.  Financial results for the quarter ended September 30, 2011 were negatively impacted by a $3.0 million provision for loan losses compared to no recorded provision for the quarter ended September 30, 2010.  The increase in the provision for loan losses was the result of one lending relationship comprised of six commercial loans that became impaired during the quarter ended September 30, 2011.

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands,
	except per share data)

Net earnings	$(958)	$259
Net earnings per share, basic	$(0.15)	$0.04
Net earnings per share, diluted	$(0.15)	$0.04
Return on average assets (annualized)	(0.69%)	0.16%
Return on average equity (annualized)	(6.77%)	1.83%

Net Interest Income

Net interest income increased $417,000, or 9.6%, to $4.8 million for the three months ended September 30, 2011 compared to $4.3 million for the same period in 2010.   The interest rate spread and net interest margin for the quarter ended September 30, 2011 were 3.78% and 3.90%, respectively, compared to 3.00% and 3.08%, respectively, for the same period in 2010.

The following table summarizes changes in interest income and expense for the three month periods ended September 30, 2011 and 2010:

	Three Months
	Ended
	September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$5,572	$6,282	$(710)	(11.3%)
Investment securities	484	482	2	0.4%
Interest-earning deposits	17	39	(22)	(56.4%)
FHLB stock	47	53	(6)	(11.3%)
Total interest income	6,120	6,856	(736)	(10.7%)

Interest expense:
Deposits	956	1,663	(707)	(42.5%)
Repurchase Agreements	2	2	—	0.0%
Borrowings	320	761	(441)	(58.0%)
Subordinated Notes & Debentures	77	82	(5)	(6.1%)
Total interest expense	1,355	2,508	(1,153)	(46.0%)

Net interest income	$4,765	$4,348	$417	9.6%

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2011 and 2010.  For purposes of this table, nonaccrual loan balances and related accrued interest income have been excluded.

	Three Months Ended September 30,
	2011		2010
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Loans	$373,037	5.93%	$418,199	5.96%
Investment securities	81,570	2.44%	54,624	3.64%
Interest-earning deposits	27,819	0.24%	84,451	0.18%
FHLB stock	4,735	3.94%	4,735	4.44%
Deposits	395,917	0.96%	443,177	1.49%
FHLB advances	37,936	3.35%	85,055	3.55%
Repurchase agreements	1,009	0.79%	1,244	0.64%
Subordinated debentures	7,143	4.28%	7,032	4.63%

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

	Three Months
	Ended September 30,
	2011 Compared to 2010
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(675)	$(35)	$(710)
Investment securities	(44)	46	2
Daily interest-earning deposits and other interest-earning assets	(43)	15	(28)
Total interest-earning assets	(762)	26	(736)

Interest expense:
Deposits	(163)	(544)	(707)
FHLB advances	(399)	(42)	(441)
Repurchase agreements	—	—	—
Subordinatd debentures	1	(6)	(5)
Total interest-bearing liabilities	(561)	(592)	(1,153)
Net change in interest income	$(201)	$618	$417

Total interest income decreased $736,000, or 10.7%, to $6.1 million for the three months ended September 30, 2011 due to a lower volume of interest-earning assets.  The average balance of interest-earning assets declined $74.8 million, or 13.3%, to $487.2 million for the three  months ended September 30, 2011 compared to $562,000 for the same period in 2010, due primarily to declines in average loan balances and interest-earning deposits.  The average yield on interest-earning assets was 5.00% for the three months ended September 30, 2011 compared to 4.85% for the same period in 2010.

 Interest on loans decreased $710,000, or 11.3%, to $5.6 million for the three months ended September 30, 2011 primarily due to a lower average balance of loans.  The average balance of loans decreased $45.2 million, or 10.8%, to $373.0 million for the three months ended September 30, 2011, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs.  Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.  The average yield on loans was 5.93% for the three months ended September 30, 2011 compared to 5.96% for the same period in 2010.

Interest on investment securities remained relatively stable at $484,000 for the three months ended September 30, 2011 compared to $482,000 for the same period in 2010.  The average balance of investment securities increased $26.9 million to $81.6 million for the three months ended September 30, 2011 compared to $54.6 million for the corresponding period in 2010.  The average yield on investment securities decreased to 2.44% for the three months ended September 30, 2011 compared to 3.64% for the same period in 2010 due to proceeds from called securities reinvested at lower interest rates and changes in the composition of the portfolio.

Total interest expense decreased $1.1 million to $1.4 million for the three months ended September 30, 2011 compared to $2.5 million for the corresponding period in 2010 primarily due to lower interest rates on deposits and a lower average balance of both deposits and FHLB borrowings.   The average rate paid on deposits was 0.96% for the three months ended September 30, 2011, compared to 1.49% for the same period in 2010 due to downward repricing of interest bearing deposits in the current low interest rate environment.  Average FHLB borrowings decreased $47.1 million to $37.9 million for the three months ended September 30, 2011 compared to $85.1 million for the comparable period in 2010, while the average rate paid on borrowings decreased 20 basis points to 3.35%.  Excess liquidity was used to repay FHLB advances during the prior fiscal year.

Provision for Loan Losses
The provision for loan losses for the three months ended September 30, 2011 was $3.0 million, compared to no recorded provision for the comparable period in 2010.  The increase in the provision for loan losses was the result of one lending relationship comprised of six commercial loans that became impaired during the quarter ended September 30, 2011. Net charge-offs for the three months ended September 30, 2011 were $963,000 compared to $901,000 for the comparable period in 2010.   Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors.  In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income
Noninterest income increased $213,000, or 54.6%, to $603,000 for the three months ended September 30, 2011 compared to $390,000 for the same period in 2010, due to a decrease in loss on sale of foreclosed real estate.  Loss on sale of foreclosed real estate was $16,000 for the three months ended September 30, 2011 compared to $347,000 for the same period in 2010. Mortgage origination fee income decreased $45,000, or 32.1%, to $95,000 for the three months ended September 30, 2011 due to lower demand for residential mortgage refinancing. Service charges and fees declined $64,000, or 18.0%, to $292,000 for the three months ended September 30, 2011 compared to the prior year period.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2011 compared to the same period in 2010.

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$95	$140	$(45)	(32.1%)
Service charges and fees	292	356	(64)	(18.0%)
Gain (loss) on sale of fixed assets	(19)	—	(19)	—
(Loss) gain on investment securities	26	9	17	188.9%
Gain (loss) on sale of foreclosed real estate, net	(16)	(347)	331	(95.4%)
BOLI increase in cash value	59	60	(1)	(1.7%)
Other	166	172	(6)	(3.5%)
Total noninterest income	$603	$390	$213	54.6%

Noninterest Expense
Total noninterest expense decreased $333,000, or 7.6%, to $4.0 million for the three months ended September 30, 2011 compared to $4.4 million for the corresponding period in 2010.   Compensation expense totaled $1.6 million for the three months ended September 30, 2011 compared to $1.7 million for the same period in 2010.  Valuation adjustments and expenses on other real estate owned decreased $127,000, or 23.9%, to $404,000 for the three months ended September 30, 2011 compared to $531,000 for the same period in 2010.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2011 compared to the same period in 2010.

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,606	$1,741	$(135)	(7.8%)
Occupancy expense	362	364	(2)	(0.5%)
Equipment and data processing expense	602	652	(50)	(7.7%)
Deposit insurance premiums	202	162	40	24.7%
Advertising	20	46	(26)	(56.5%)
Valuation adjustment and expenses on OREO	404	531	(127)	(23.9%)
Other	824	857	(33)	(3.9%)
Total noninterest expense	$4,020	$4,353	$(333)	(7.6%)

Income Taxes
Income tax benefit for the three months ended September 30, 2011 was $680,000 compared to income tax expense of $126,000 for the same period in 2010 due to lower taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits
Cash, cash equivalents, and interest-earning deposits decreased $8.2 million to $32.3 million at September 30, 2011 compared to $40.5 million at June 30, 2011 due to reinvestment of excess liquidity into the investment portfolio.

Investments
The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds.  Investment securities increased to $79.8 million at September 30, 2011 compared to $74.8 million at June 30, 2011.  Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.7 million, or $1.0 million net of taxes. The $5.0 million increase in the investment portfolio is primarily due to new purchases exceeding calls and paydowns of securities.

Loans
Net loans decreased $9.8 million to $368.8 million at September 30, 2011 compared to $378.6 million at June 30, 2011 due primarily to reduced loan demand combined with normal paydowns on existing loans, transfers to OREO and charge-offs.  Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At		At
	September 30,		June 30,
	2011		2011
		Percent		Percent	$	%
	Amount	of Portfolio	Amount	of Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$108,875	28.7%	$110,046	28.4%	$(1,171)	(1.1%)
Home equity line of credit	19,219	5.1%	20,029	5.2%	(810)	(4.0%)
Commercial	142,083	37.5%	144,519	37.3%	(2,436)	(1.7%)
Multi-family	13,824	3.6%	14,062	3.6%	(238)	(1.7%)
Construction	3,461	0.9%	2,171	0.6%	1,290	59.4%
Land	29,690	7.8%	30,053	7.8%	(363)	(1.2%)

Total real estate loans	317,152	83.6%	320,880	82.9%	(3,728)	(1.2%)

Commercial business loans	56,780	15.0%	60,497	15.6%	(3,717)	(6.1%)

Consumer loans:
Automobile loans	1,178	0.3%	1,237	0.3%	(59)	(4.8%)
Mobile home loans	9	0.0%	13	0.0%	(4)	(30.8%)
Loans secured by deposits	1,232	0.3%	1,268	0.3%	(36)	(2.8%)
Other consumer loans	3,026	0.8%	3,235	0.8%	(209)	(6.5%)

Total consumer loans	5,445	1.4%	5,753	1.5%	(308)	(5.4%)

Total gross loans	379,377	100.0%	387,130	100.0%	(7,753)	(2.0%)

Less:
Deferred loan fees, net	(355)		(362)		7	(1.9%)
Allowance for losses	(10,204)		(8,181)		(2,023)	24.7%
Loans receivable, net	$368,818		$378,587		$(9,769)	(2.6%)

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

The allowance for loan losses was $10.2 million at September 30, 2011 compared to $8.2 million at June 30, 2011.  Our allowance for loan losses represented 2.69% of total loans and 111.09% of nonperforming loans at September 30, 2011 compared to 2.11% of total loans and 99.19% of nonperforming loans at June 30, 2011.

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$8,181	$9,649
Provision for loan losses	2,986	—
Recoveries	40	8
Charge-offs	(1,003)	(909)
Net charge-offs	(963)	(901)
Allowance at end of period	$10,204	$8,748

Net charge-offs to average outstanding loans during the period, annualized	1.01%	0.82%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets.  Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent.  Nonaccrual loans totaled $9.2 million at September 30, 2011 compared to $8.2 million at June 30, 2011.  The increase in nonaccrual loans is primarily due to an increase in nonaccrual real estate loans.  Troubled debt restructuring (“TDR”) loans were $14.4 million at September 30, 2011 compared to $15.8 million at June 30, 2011.  In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider.  These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount.  The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date.    The majority of loans in this category are in compliance with their modified loan terms as of September 30, 2011.  The amount of accruing TDR loans totaled $13.0 million at September 30, 2011.  Foreclosed real estate amounted to $10.5 million at September 30, 2011 compared to $9.5 million at June 30, 2011.  Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs.  Any initial writedown to fair value is charged to the allowance for loan losses.  Any subsequent writedown of foreclosed real estate is charged against earnings.  Foreclosed real estate at September 30, 2011 consisted of vacant land totaling $1.7 million, residential property totaling $2.3 million, subdivision developments totaling $3.2 million and commercial real estate totaling $3.3 million.

	September 30,	June 30,
	2011	2011
	(Dollars in thousands
Nonaccrual loans:
Real estate	$7,167	$5,401
Commercial business	441	848
Consumer	168	41
Total nonaccrual loans	7,776	6,290

Nonaccrual restructured loans:
Real estate	1,009	1,531
Commercial business	400	427
Consumer	—	—
Total nonaccrual restructured loans	1,409	1,958
Total nonperforming loans	9,185	8,248

Nonaccrual investments	233	464
Real estate owned	10,471	9,498
Other nonperforming assets	1	1

Total nonperforming assets	$19,890	$18,211

Accruing restructured loans	$12,983	$13,821

Accruing restructured loans and nonperforming loans	$22,168	$22,069

Total nonperforming loans to total loans	2.42%	2.13%
Total nonperforming loans to total assets	1.67%	1.47%
Total nonperforming assets to total assets	3.62%	3.25%

The following table summarizes activity in OREO during the three months ended September 30, 2011:

OREO balance at beginning of period	$9,498
OREO acquired	1,467
OREO sold	(242)
Initial valuation adjustments	(179)
Subsequent valuation adjustments	(73)
OREO ending balance	$10,471

Bank Owned Life Insurance
We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans.  BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract.  The cash surrender value of the BOLI at September 30, 2011 was $6.7 million.

Deposits
Total deposits decreased $10.1 million to $444.1 million at September 30, 2011 due to planned runoff of certificates of deposit through lower interest rates.  Time deposits decreased $21.1 million, or 10.0%, to $189.8 million at September 30, 2011.  Transaction accounts increased $11.0 million, or 4.5%, to $254.3 million at September 30, 2011.

	September 30,	June 30,
	2011	2011	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$57,771	$54,340	$3,431	6.3%
NOW accounts	47,134	46,134	1,000	2.2%
Savings accounts	95,352	91,637	3,715	4.1%
Money market accounts	54,087	51,252	2,835	5.5%
Certificates of deposit	189,775	210,899	(21,124)	(10.0%)
Total	$444,119	$454,262	$(10,143)	(2.2%)

Advances
FHLB advances remained unchanged at $37.9 million at September 30, 2011 compared to June 30, 2011. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity
Stockholders’ equity was $55.6 million at September 30, 2011 compared to $55.9 million at June 30, 2011. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity.  At September 30, 2011, the adjustment to stockholders’ equity was a net unrealized gain of $1.0 million compared to a net unrealized gain of $459,000 at June 30, 2011.  On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased.  At September 30, 2011, 438,153 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral.  The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $32.3 million compared to $40.5 million at June 30, 2011.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $79.8 million at September 30, 2011 compared to $74.8 million at June 30, 2011.   At September 30, 2011, approximately $14.4 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements.   The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks.  FHLB advances remained unchanged at $37.9 million at September 30, 2011 compared to June 30, 2011.   At September 30, 2011, borrowing capacity with the FHLB totaled $42.8 million based on pledged collateral, of which $5.2 million was unused.  Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity.  The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements.   At September 30, 2011, the Company had approximately $19.6 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window.  In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and  may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2011, we had approximately $7.6 million in loan commitments, consisting of commitments to fund real estate loans.  In addition to commitments to originate loans, we had $4.8 million in unused letters of credit and approximately $31.9 million in unused lines of credit. At September 30, 2011, we had approximately $128.5 million in certificates of deposit due within one year and $254.3 million in other deposits without specific maturities.  We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to increase core deposits.    Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $10.1 million during the three-month period ended September 30, 2011.

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

For the three months ended September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2011, Jefferson Federal met each of its capital requirements.  The following table presents our capital position relative to our regulatory capital requirements at September 30, 2011 and June 30, 2011:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At September 30, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$51,284	12.66%	$32,398	≥	8.0%	$40,497	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	46,158	11.40%	16,199	≥	4.0%	24,298	≥	6.0%

Tier 1 Capital
(To Average Assets)	46,158	8.49%	21,752	≥	4.0%	27,191	≥	5.0%

At June 30, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,254	13.00%	$32,168	≥	8.0%	$40,210	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,189	11.74%	16,084	≥	4.0%	24,126	≥	6.0%

Tier 1 Capital
(To Average Assets)	47,189	8.50%	22,208	≥	4.0%	27,760	≥	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At September 30, 2011, Jefferson Federal’s leverage capital ratio was 8.49%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At September 30, 2011, Jefferson Federal had a ratio of total capital to risk-weighted assets of 12.66%. At September 30, 2011, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2011.

Item 4.   Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”)  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and  (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

				( d )
				Maximum Number
			( c )	(or Approximate
			Total Number of	Dollar Value)
	(a)	(b)	Shares (or Units)	of Shares (or
	Total Number	Average	Purchased as	Units) That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
	(or units)	per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Progams	or Programs

Month #1
July 1, 2011 through July 31, 2011	—	$—	—	440,286	(1)

Month #2
August 1, 2011 through August 31, 2011	—	$—	—	440,286	(1)

Month #3
September 1, 2011 through September 30, 2011	2,133	$2.98	2,133	438,153	(1)

Total	2,133	$2.98	2,133	438,153

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
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

  *    Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

November 14, 2011	/s/ Anderson L. Smith
Anderson L. Smith President and Chief Executive Officer

/s/ Jane P. Hutton
November 14, 2011	Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary