Form 10-Q
period 2011-12-31
JEFFERSON BANCSHARES INC
filed 2012-02-14
CIK 1222915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

At February 14, 2012, the registrant had 6,632,039 shares of common stock, $0.01 par value per share, outstanding.

INDEX

PART I.  FINANCIAL INFORMATION

SIGNATURES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	June 30,
	2011	2011
Assets	(Unaudited)

Cash and cash equivalents	$5,419	$5,327
Interest-earning deposits	30,328	35,221
Investment securities classified as available for sale, net	77,990	74,780
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,744	6,625
Loans receivable, net of allowance for loan losses of $10,880 and $8,181	351,827	378,587
Loans held-for-sale	916	-
Premises and equipment, net	26,102	26,617
Foreclosed real estate, net	8,902	9,498
Accrued interest receivable:
Investments	352	311
Loans receivable	1,500	1,521
Deferred tax asset	11,479	9,009
Core deposit intangible	1,748	1,978
Other assets	2,357	6,980

Total Assets	$530,399	$561,189

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$51,696	$54,340
Interest-bearing	380,250	399,922
Repurchase agreements	820	945
Federal Home Loan Bank advances	37,903	37,942
Subordinated debentures	7,189	7,133
Other liabilities	936	4,988
Total liabilities	478,794	505,270

Commitments and contingent liabilities	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares
authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized;
9,182,372 shares issued and 6,632,039 shares outstanding at
December 31, 2011 and 6,634,523 shares outstanding at June 30, 2011	92	92
Additional paid-in capital	78,740	78,895
Unearned ESOP shares	(3,025)	(3,241)
Unearned compensation	(1,046)	(1,019)
Accumulated other comprehensive income	743	459
Retained earnings	7,442	12,067
Treasury stock, at cost (2,550,333 and 2,547,849 shares)	(31,341)	(31,334)
Total stockholders' equity	51,605	55,919

Total liabilities and stockholders' equity	$530,399	$561,189

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Interest income:
Interest on loans receivable	$5,265	$6,112	$10,837	$12,394
Interest on investment securities	450	409	934	891
Other interest	60	109	124	201
Total interest income	5,775	6,630	11,895	13,486

Interest expense:
Deposits	800	1,534	1,756	3,197
Repurchase agreements	1	2	3	4
Advances from FHLB	320	582	640	1,343
Subordinated debentures	82	80	159	162
Total interest expense	1,203	2,198	2,558	4,706

Net interest income	4,572	4,432	9,337	8,780
Provision for loan losses	5,687	950	8,673	950
Net interest income after provision for loan losses	(1,115)	3,482	664	7,830

Noninterest income:
Mortgage origination fee income	101	224	196	364
Service charges and fees	284	315	576	671
Gain on investments	13	743	39	752
Gain (loss) on sale of fixed assets	-	-	(19)	-
Gain (loss) on sale of foreclosed real estate, net	(63)	(58)	(79)	(405)
BOLI increase in cash value	60	59	119	119
Other	183	161	349	333
Total noninterest income	578	1,444	1,181	1,834

Noninterest expense:
Compensation and benefits	1,525	1,703	3,131	3,444
Occupancy expense	351	358	713	722
Equipment and data processing expense	605	610	1,207	1,262
DIF premiums	201	163	403	325
Advertising	115	59	135	105
Valuation adjustment and expenses on OREO	1,467	573	1,871	1,104
Loss on early extinguishment of debt	-	190	-	190
Other	831	731	1,655	1,588
Total noninterest expense	5,095	4,387	9,115	8,740

Earnings before income taxes	(5,632)	539	(7,270)	924

Income taxes:
Current	-	3	-	3
Deferred	(1,965)	177	(2,645)	303
Total income taxes	(1,965)	180	(2,645)	306

Net earnings	$(3,667)	$359	$(4,625)	$618

Net earnings per share, basic	$(0.59)	$0.06	$(0.74)	$0.10
Net earnings per share, diluted	$(0.59)	$0.06	$(0.74)	$0.10

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary Consolidated Statements of Changes in Stockholders' Equity Six Months Ended December 31, 2011 and 2010 (Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders'
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

Comprehensive income:
Net earnings	-	-	-	-	-	(4,625)	-	(4,625)
Change in net unrealized gain (loss)
on securities available for sale, net
of taxes of $176	-	-	-	-	284	-	-	284

Total comprehensive income	-	-	-	-	-	-	-	(4,341)
Dividends used for ESOP payment	-	-	-	-	-	-		-
Shares committed to be released by the ESOP	-	(155)	216	(27)	-	-	-	34
Purchase of common stock (2,484 shares)	-	-	-	-	-	-	(7)	(7)
Balance at December 31, 2011	$92	$78,740	$(3,025)	$(1,046)	$743	$7,442	$(31,341)	$51,605

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders'
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2010	$92	$79,175	$(3,673)	$(1,053)	$1,206	$12,023	$(31,247)	$56,523

Comprehensive income:
Net earnings	-	-	-	-	-	618	-	618
Change in net unrealized gain (loss)
on securities available for sale, net
of taxes of ($452)	-	-	-	-	(728)	-	-	(728)

Total comprehensive income	-	-	-	-	-	-	-	(110)
Dividends used for ESOP payment	-	-	-	-	-	13		13
Shares committed to be released by the ESOP	-	(142)	216	-	-	-	-	74
Earned portion of stock grants	-	-	-	33	-	-	-	33
Purchase of common stock (22,718 shares)	-	-	-	-	-	-	(79)	(79)
Balance at December 31, 2010	$92	$79,033	$(3,457)	$(1,020)	$478	$12,654	$(31,326)	$56,454

See accompanying notes to the financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$(4,625)	$618
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	61	74
Depreciation and amortization expense	950	678
Amortization of premiums (discounts), net on investment securities	35	218
Provision for loan losses	8,673	950
Amortization of deferred loan fees, net	(78)	(146)
(Gain) loss on sale of investment securities	(39)	5
(Gain) loss on sale of foreclosed real estate, net	79	405
(Gain) loss on sale of fixed assets, net	19	-
Deferred tax benefit	(2,646)	303
Originations of mortgage loans held for sale	(9,494)	(13,487)
Proceeds from sale of mortgage loans	8,578	14,432
Increase in cash value of life insurance	(119)	(119)
Earned portion of MRP	(27)	34
Decrease (increase) in:
Accrued interest receivable	(20)	243
Other assets	4,622	(776)
Increase (decrease) in other liabilities and accrued income taxes	(4,051)	1,205
Net cash provided by (used for) operating activities	1,918	4,637

Cash flows used for investing activities:
Loan originations, net of principal collections	17,545	21,551
Investment securities classifed as available-for-sale:	-
Proceeds from maturities, calls and prepayments	38,341	38,536
Proceeds from sale	501	756
Purchase of securities	(41,726)	(23,127)
Proceeds from sale of premises and equipment, construction overpayments	26	-
Purchase of premises and equipment	(46)	(80)
Proceeds from sale of (additions to) foreclosed real estate, net	1,079	1,915
Net cash provided by (used for) investing activities	15,720	39,551

Cash flows from financing activities:
Net increase (decrease) in deposits	(22,294)	8,964
Net increase in repurchase agreements	(125)	(650)
Proceeds from advances from FHLB	-	309
Repayment of FHLB advances	(13)	(26,619)
Purchase of treasury stock	(7)	(79)
Dividends paid	-	-
Net cash provided by (used for) financing activities	(22,439)	(18,075)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(4,801)	26,113
Cash, cash equivalents and interest-earning deposits at beginning of period	40,548	69,303

Cash, cash equivalents and interest-earning deposits at end of period	$35,747	$95,416

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$1,806	$3,205
Interest on borrowed funds	$526	$1,543
Interest on subordinated debentures	$103	$106
Income taxes	-	-
Real estate acquired in settlement of loans	$2,229	$8,635

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation
The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”).  The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the six months ended December 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission on September 27, 2011.  All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.  The Company has adopted FASB ASC Topic 855 for Subsequent Events which did not significantly change the subsequent events the Company reports either through recognition or disclosure.

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
Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.  For the three and six months ended December 31, 2011, stock options to purchase 340,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.  The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares		Weighted-Average Shares
	Outstanding for the		Outstanding for the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Weighted average number of common shares used
in computing basic earnings per common share	6,219,673	6,197,757	6,224,970	6,201,670
Effect of dilutive stock options	-	-	-	-

Weighted average number of common shares and
dilutive potential common shares used in
computing earnings per common share
assuming dilution	6,219,673	6,197,757	6,224,970	6,201,670

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

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2011:

	Residential Mortgage	Multi-family	Construction and land development	Non-residential real estate	Owner occupied	Commercial	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2011	$1,543	$1,858	$803	$1,934	$803	$1,197	$43	$8,181
Charge Offs	(127)	-	(115)	(191)	(142)	(5,406)	(75)	(6,056)
Recoveries	7	-	-	-	-	67	8	82
Provision	(345)	827	34	610	(300)	7,798	49	8,673

Balance at December 31, 2011	$1,078	$2,685	$722	$2,353	$361	$3,656	$25	$10,880

Ending balance, Individually Evaluated	$554	$2,634	$446	$2,165	$101	$2,494	$-	$8,394
Ending balance, Collectively Evaluated	$524	$51	$276	$188	$260	$1,162	$25	$2,486

Loans:

Balance at December 31, 2011	$126,159	$13,411	$34,462	$51,309	$75,541	$56,880	$5,185	$362,947

Ending balance, Individually Evaluated	$2,519	$8,411	$1,244	$5,932	$471	$5,883	$-	$24,460
Ending balance, Collectively Evaluated	$123,640	$5,000	$33,218	$45,377	$75,070	$50,997	$5,185	$338,487

The following table is an aging analysis of the loan portfolio at December 31, 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$4,088	$594	$4,874	$9,556	$116,603	$126,159
Multi-family	7,774	96	-	7,870	5,541	13,411
Construction/land development	253	-	653	906	33,556	34,462
Non-residential real estate	349	3,025	622	3,996	47,313	51,309
Owner occupied	1,082	1,394	828	3,304	72,237	75,541
Commercial	153	99	2,543	2,795	54,085	56,880
Consumer	53	3	41	97	5,088	5,185

Total	$13,752	$5,211	$9,561	$28,524	$334,423	$362,947

The following table summarizes the credit risk profile by internally assigned grade at December 31, 2011:

	Residential Mortgage	Multi-family	Construction and land development	Non-residential real estate	Owner occupied	Commercial	Consumer	Total

Grade:
Pass	$112,423	$4,900	$29,750	$36,589	$70,400	$50,075	$5,120	$309,257
Watch	4,091	-	2,006	7,994	2,758	1,190	12	18,051
Special mention	-	-	-	1,255	-	-	-	1,255
Substandard	9,645	8,511	2,706	5,472	2,383	5,614	53	34,384
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-

Total:	$126,159	$13,411	$34,462	$51,310	$75,541	$56,879	$5,185	$362,947

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at December 31, 2011:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$2,519	$2,519	$554	$33
Multi-family	8,411	8,411	2,634	152
Construction and land development	1,244	1,244	446	25
Non-residential real estate	5,932	5,932	2,165	82
Owner occupied	471	471	101	-
Commercial	5,883	5,883	2,494	104
Consumer	-	-	-	-
Total	$24,460	$24,460	$8,394	$396

With no related allowance:
Residential Mortgage	$2,854	$2,854	$-	$70
Multi-family	-	-	-	-
Construction and land development	1,152	1,152	-	38
Non-residential real estate	1,752	1,752	-	52
Owner occupied	1,034	1,034	-	29
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$6,792	$6,792	$-	$189

Total:
Residential Mortgage	$5,373	$5,373	$554	$103
Multi-family	8,411	8,411	2,634	152
Construction and land development	2,396	2,396	446	63
Non-residential real estate	7,684	7,684	2,165	134
Owner occupied	1,505	1,505	101	29
Commercial	5,883	5,883	2,494	104
Consumer	-	-	-	-
Total	$31,252	$31,252	$8,394	$585

Average impaired loans for the
Six months ended December 31, 2011	$33,012

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

At December 31, 2011, we had approximately $6.1 million in commitments to extend credit, consisting of commitments to fund real estate loans.  In addition to commitments to originate loans, we had $4.7 million in unused letters of credit and approximately $29.8 million in unused lines of credit.

(8)	Dividends
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

The table below summarizes the status of the Company’s stock option plans as of December 31, 2011.

	Three Months Ended
	December 31, 2011

		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	525,287	$12.69
Granted during the three-month period	-	-
Options forfeited	(184,649)	$10.85
Options exercised	-
Outstanding at December 31, 2011	340,638	$13.69

Options exercisable at December 31, 2011	340,638	$13.69

The following information applies to options outstanding at December 31, 2011:

Number outstanding	340,638
Range of exercise prices	$13.69
Weighted-average exercise price	$13.69
Weighted-average remaining contractual life	2.08
Number of options remaining for future issuance	358,112

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

(10)	Investment Securities

Investment securities are summarized as follows:

At December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$21,224	$292	$-	$21,516
Mortgage-backed	50,516	1,200	(240)	51,476
Municipals	4,437	283	-	4,720
Other Securities	609	-	(331)	278
Total securities available-
for-sale	$76,786	$1,775	$(571)	$77,990

Weighted-average rate	2.40%

Pledged at December 31, 2011	$13,600

At June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$43,721	$228	$-	$43,949
Mortgage-backed	24,551	861	(56)	25,356
Municipals	5,150	112	(25)	5,237
Other Securities	613	-	(375)	238
Total securities available-
for-sale	$74,035	$1,201	$(456)	$74,780

Weighted-average rate	2.35%

Pledged at June 30, 2011	$19,389

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
December 31, 2011
Federal agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	3,510	(133)	600	(107)	4,110	(240)
Municipal securities	-	-	-	-	-	-
Other securities	-	-	278	(331)	278	(331)
	$3,510	$(133)	$878	$(438)	$4,388	$(571)

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

GSE Residential Mortgage-Backed Securities – The unrealized losses of $133,000 for these five GSE mortgage-backed securities was caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Private-Label Residential Mortgage-Backed Securities - The unrealized losses of $107,000 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the security would not be settled at a price less than the amortized bases of the Company’s investment. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Other Securities – The unrealized loss of $331,000 on this CDO was a result of updated variables and inputs that comprise the model used in the annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REIT’s, real estate operating companies and homebuilding companies. The CDO security is valued using three different scenarios as a predictor of future collateral performance and the fair market value determined accordingly. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

Maturities of debt securities at December 31, 2011, are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$498	$500	2.34%
Over 1 year through 5 years	12,611	12,802	1.47%
After 5 years through 10 years	11,658	11,897	1.79%
Over 10 years	52,019	52,791	2.77%
	$76,786	$77,990	2.40%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

December 31, 2011
Total Carrying
				Amount in	Assets/Liabilities
				Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Securities available for sale	-	$74,997	$2,993	$77,990	$77,990

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
December 31, 2011
Total Carrying
				Amount in	Assets/Liabilities
				Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Impaired Loans	-	$22,859	-	$22,859	$22,859

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and	$35,747	$35,747	$40,548	$40,548
interest-earning deposits
with banks
Available-for-sale securities	77,990	77,990	74,780	74,780
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable, net	351,827	359,841	378,587	379,787
Accrued interest receivable	1,852	1,852	1,832	1,832
Loans held-for-sale	916	916	-	-

Financial liabilities:
Deposits	(431,946)	(425,888)	(454,262)	(446,115)
Borrowed funds	(38,723)	(40,783)	(38,887)	(40,718)
Subordinated debentures	(7,189)	(5,119)	(7,133)	(6,277)

Off-balance sheet assets (liabilities):
Commitments to extend credit	-	6,146	-	11,932
Unused letters of credit	-	4,729	-	4,809
Unused lines of credit	-	29,805	-	34,362

(12)	Subordinated Debt

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

On January 11, 2012, the Company notified the Trustee for the Trust that, beginning with the January 30, 2012 interest payment period, the Company has elected to defer all payments of interest on the Company’s junior subordinated debentures for an indefinite period of time (but no longer than 20 consecutive quarterly periods).  Under the terms of the indenture, the Company is prohibited from paying dividends on its common stock during the period that interest is deferred on the debentures.

(13)	Subsequent Events

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended December 31, 2011.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

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

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Net Income
For the three months ended December 31, 2011, the Company reported a net loss of $3.7 million, or $0.59 per diluted share, compared to net income of $359,000, or $0.06 per diluted share, for the corresponding period in 2010.  Financial results for the quarter ended December 31, 2011 were negatively impacted by a $5.7 million provision for loan losses compared to a provision of $950,000 for the quarter ended December 31, 2010.  The increase in the provision for loan losses was attributable to higher realized and estimated losses.

	Three Months Ended
	December 31,
	2011	2010
	(Dollars in thousands,
	except per share data)

Net earnings	$(3,667)	$359
Net earnings per share, basic	$(0.59)	$0.06
Net earnings per share, diluted	$(0.59)	$0.06
Return on average assets (annualized)	(2.71%)	0.23%
Return on average equity (annualized)	(26.37%)	2.51%

Net Interest Income
Net interest income increased $140,000, or 3.2%, to $4.6 million for the three months ended December 31, 2011 compared to $4.4 million for the same period in 2010.   The interest rate spread and net interest margin for the quarter ended December 31, 2011 were 3.64% and 3.77%, respectively, compared to 2.99% and 3.11%, respectively, for the same period in 2010.

The following table summarizes changes in interest income and expense for the three month periods ended December 31, 2011 and 2010:

	Three Months
	Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$5,265	$6,112	$(847)	(13.9%)
Investment securities	450	409	41	10.0%
Interest-earning deposits	12	61	(49)	(80.3%)
FHLB stock	48	48	-	0.0%
Total interest income	5,775	6,630	(855)	(12.9%)

Interest expense:
Deposits	800	1,534	(734)	(47.8%)
Repurchase Agreements	1	2	(1)	(50.0%)
Borrowings	320	582	(262)	(45.0%)
Subordinated Notes & Debentures	82	80	2	2.5%
Total interest expense	1,203	2,198	(995)	(45.3%)

Net interest income	$4,572	$4,432	$140	3.2%

The following table summarizes average balances and average yields and costs for the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31,
	2011		2010
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Loans	$374,931	5.57%	$420,860	5.76%
Investment securities	79,761	2.32%	43,718	3.90%
Interest-earning deposits	23,770	0.20%	97,945	0.25%
FHLB stock	4,735	4.02%	4,735	4.02%
Deposits	383,132	0.83%	449,999	1.35%
FHLB advances	37,916	3.35%	67,067	3.44%
Repurchase agreements	981	0.40%	1,142	0.69%
Subordinated debentures	7,171	4.54%	7,059	4.50%

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

	Three Months Ended December 31, 2011 Compared to 2010
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(638)	$(209)	$(847)
Investment securities	(9)	50	41
Daily interest-earning deposits
and other interest-earning assets	(39)	(10)	(49)
Total interest-earning assets	(686)	(169)	(855)

Interest expense:
Deposits	(203)	(531)	(734)
FHLB advances	(246)	(16)	(262)
Repurchase agreements	-	(1)	(1)
Subordinatd debentures	1	1	2
Total interest-bearing liabilities	(448)	(547)	(995)
Net change in interest income	$(238)	$378	$140

Total interest income decreased $855,000, or 12.9%, to $5.8 million for the three months ended December 31, 2011 primarily due to a lower volume of interest-earning assets and a lower average yield.  The average balance of interest-earning assets declined $84.1 million, or 14.8%, to $483.2 million for the three months ended December 31, 2011 compared to $567.3 million for the same period in 2010, due primarily to declines in average loan balances and interest-earning deposits.  The average yield on interest-earning assets was 4.76% for the three months ended December 31, 2011 compared to 4.65% for the same period in 2010.

Interest on loans decreased $847,000, or 13.9%, to $5.3 million for the three months ended December 31, 2011 due to a lower average balance of loans.  The average balance of loans decreased $45.9 million, or 10.9%, to $374.9 million for the three months ended December 31, 2011, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs.  Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.  The average yield on loans was 5.57% for the three months ended December 31, 2011 compared to 5.76% for the same period in 2010.

Interest on investment securities was $450,000 for the three months ended December 31, 2011 compared to $409,000 for the same period in 2010.  The average balance of investment securities increased $36.0 million to $79.8 million for the three months ended December 31, 2011 compared to $43.7 million for the corresponding period in 2010.  The average yield on investment securities decreased to 2.32% for the three months ended December 31, 2011 compared to 3.90% for the same period in 2010 due to proceeds from called securities reinvested at lower interest rates and changes in the composition of the portfolio.

Total interest expense decreased $995,000 to $1.2 million for the three months ended December 31, 2011 compared to $2.2 million for the corresponding period in 2010 primarily due to lower interest rates on deposits and a lower average balance of both deposits and FHLB borrowings.   The average rate paid on deposits was 0.83% for the three months ended December 31, 2011, compared to 1.35% for the same period in 2010 due to downward repricing of interest bearing deposits in the current low interest rate environment.  Average FHLB borrowings decreased $29.2 million to $37.9 million for the three months ended December 31, 2011 compared to $67.1 million for the comparable period in 2010, while the average rate paid on borrowings decreased 9 basis points to 3.35%.  Excess liquidity was used to repay FHLB advances during the prior fiscal year.

Provision for Loan Losses
The provision for loan losses for the three months ended December 31, 2011 was $5.7 million, compared to a provision of $950,000 for the comparable period in 2010.  The increase in the provision for loan losses was attributable to higher realized and estimated losses. Net charge-offs for the three months ended December 31, 2011 were $5.0 million compared to $1.8 million for the comparable period in 2010.   Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors.  In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income
Noninterest income decreased $866,000, or 60.0%, to $578,000 for the three months ended December 31, 2011 compared to $1.4 million for the same period in 2010, due to a decrease in gain on sale of investment securities and a decrease in mortgage origination fee income. Gain on sale of investment securities was $13,000 for the quarter ended December 31, 2011 compared to $743,000 for the same period in 2010.  Mortgage origination fee income decreased $123,000, or 54.9%, to $101,000 for the three months ended December 31, 2011 due to lower demand for residential mortgage refinancing. Service charges and fees declined $31,000, or 9.8%, to $284,000 for the three months ended December 31, 2011 compared to the prior year period.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended December 31, 2011 compared to the same period in 2010.

	Three Months Ended
	December 31,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$101	$224	$(123)	(54.9%)
Service charges and fees	284	315	(31)	(9.8%)
(Loss) gain on investment securities	13	743	(730)	(98.3%)
Gain (loss) on sale of foreclosed real estate, net	(63)	(58)	(5)	8.6%
BOLI increase in cash value	60	59	1	1.7%
Other	183	161	22	13.7%
Total noninterest income	$578	$1,444	$(866)	(60.0%)

Noninterest Expense
Total noninterest expense increased $708,000, or 16.1%, to $5.1 million for the three months ended December 31, 2011 compared to $4.4 million for the corresponding period in 2010.   Compensation expense decreased $178,000, or 10.5%, to $1.5 million for the three months ended December 31, 2011 compared to $1.7 million for the same period in 2010 as the Bank has reduced its number of employees through attrition.  Valuation adjustments and expenses on other real estate owned increased $894,000 to $1.5 million for the three months ended December 31, 2011 compared to $573,000 for the same period in 2010.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2011 compared to the same period in 2010.

	Three Months Ended
	December 31,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,525	$1,703	$(178)	(10.5%)
Occupancy expense	351	358	(7)	(2.0%)
Equipment and data processing expense	605	610	(5)	(0.8%)
Deposit insurance premiums	201	163	38	23.3%
Advertising	115	59	56	94.9%
Valuation adjustment and expenses on OREO	1,467	573	894	156.0%
Loss on early extinguishment of debt	-	190	(190)	(100.0%)
Other	831	731	100	13.7%
Total noninterest expense	$5,095	$4,387	$708	16.1%

Income Taxes
Income tax benefit for the three months ended December 31, 2011 was $2.0 million compared to income tax expense of $180,000 for the same period in 2010 due to lower taxable income.

Results of Operations for the Six Months Ended December 31, 2011 and 2010

Net Income
For the six months ended December 31, 2011, the Company reported a net loss of $4.6 million, or $0.74 per diluted share, compared to net income of $618,000, or $0.10 per diluted share, for the corresponding period in 2010.  Financial results for the six months ended December 31, 2011 included a provision for loan losses totaling $8.7 million compared to a  provision of $950,000 for the six months ended December 31, 2010.  The increase in the provision for loan losses was attributable to higher realized and estimated losses.

	Six Months Ended
	December 31,
	2011	2010
	(Dollars in thousands,
	except per share data)

Net earnings	$(4,625)	$618
Net earnings per share, basic	$(0.74)	$0.10
Net earnings per share, diluted	$(0.74)	$0.10
Return on average assets (annualized)	(1.69%)	0.20%
Return on average equity (annualized)	(16.48%)	2.17%

Net Interest Income
Net interest income increased $557,000, or 6.3%, to $9.3 million for the six months ended December 31, 2011 compared to $8.8 million for the same period in 2010.   The interest rate spread and net interest margin for the six months ended December 31, 2011 were 3.67% and 3.80%, respectively, compared to 2.91% and 3.05%, respectively, for the same period in 2010.

The following table summarizes changes in interest income and expense for the six month periods ended December 31, 2011 and 2010:

	Six Months
	Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$10,837	$12,394	$(1,557)	(12.6%)
Investment securities	934	891	43	4.8%
Interest-earning deposits	29	100	(71)	(71.0%)
FHLB stock	95	101	(6)	(5.9%)
Total interest income	11,895	13,486	(1,591)	(11.8%)

Interest expense:
Deposits	1,756	3,197	(1,441)	(45.1%)
Repurchase Agreements	3	4	(1)	(25.0%)
Borrowings	640	1,343	(703)	(52.3%)
Subordinated Notes & Debentures	159	162	(3)	(1.9%)
Total interest expense	2,558	4,706	(2,148)	(45.6%)

Net interest income	$9,337	$8,780	$557	6.3%

The following table summarizes average balances and average yields and costs for the six months ended December 31, 2011 and 2010.

	Six Months Ended December 31,
	2011		2010
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Loans	$378,202	5.68%	$429,217	5.73%
Investment securities	80,666	2.38%	49,171	3.76%
Interest-earning deposits	25,795	0.22%	91,198	0.22%
FHLB stock	4,735	3.98%	4,735	4.23%
Deposits	389,525	0.89%	446,588	1.42%
FHLB advances	37,926	3.35%	76,061	3.50%
Repurchase agreements	995	0.60%	1,193	0.67%
Subordinated debentures	7,157	4.41%	7,045	4.56%

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

	Six Months Ended December 31, 2011 Compared to 2010
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(1,311)	$(246)	$(1,557)
Investment securities	(45)	88	43
Daily interest-earning deposits
and other interest-earning assets	(74)	(3)	(77)
Total interest-earning assets	(1,430)	(161)	(1,591)

Interest expense:
Deposits	(370)	(1,071)	(1,441)
FHLB advances	(646)	(57)	(703)
Repurchase agreements	(1)	-	(1)
Subordinatd debentures	3	(6)	(3)
Total interest-bearing liabilities	(1,014)	(1,134)	(2,148)
Net change in interest income	$(416)	$973	$557

Total interest income decreased $1.6 million, or 11.8%, to $11.9 million for the six months ended December 31, 2011 primarily due to a lower volume of interest-earning assets.  The average balance of interest-earning assets declined $84.9 million, or 14.8%, to $489.4 million for the six months ended December 31, 2011 compared to $574.3 million for the same period in 2010, due primarily to declines in average loan balances.  The average yield on interest-earning assets was 4.84% for the six months ended December 31, 2011 compared to 4.67% for the same period in 2010.

Interest on loans decreased $1.6 million, or 12.6%, to $10.8 million for the six months ended December 31, 2011 primarily due to a lower average balance of loans and a lower average yield.  The average balance of loans decreased $51.0 million, or 11.9%, to $378.2 million for the six months ended December 31, 2011, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs.  The average yield on loans was 5.68% for the six months ended December 31, 2011 compared to 5.73% for the same period in 2010.

Interest on investment securities increased to $934,000 for the six months ended December 31, 2011 compared to $891,000 for the same period in 2010.  The average balance of investment securities increased $31.5 million to $80.7 million for the six months ended December 31, 2011 compared to $49.2 million for the corresponding period in 2010.  The average yield on investment securities decreased to 2.38% for the six months ended December 31, 2011 compared to 3.76% for the same period in 2010 due to proceeds from called securities reinvested at lower interest rates and changes in the composition of the portfolio.

Total interest expense decreased $2.1 million to $2.6 million for the six months ended December 31, 2011 compared to $4.7 million for the corresponding period in 2010 primarily due to lower interest rates on deposits and a lower average balance of both deposits and FHLB borrowings.   The average rate paid on deposits was 0.89% for the six months ended December 31, 2011, compared to 1.42% for the same period in 2010 due to downward repricing of interest bearing deposits in the current low interest rate environment.  Average FHLB borrowings decreased $38.1 million to $37.9 million for the six months ended December 31, 2011 compared to $76.1 million for the comparable period in 2010, while the average rate paid on borrowings decreased 16 basis points to 3.35%.  Excess liquidity was used to repay FHLB advances during the prior fiscal year.

Provision for Loan Losses
The provision for loan losses for the six months ended December 31, 2011 was $8.7 million, compared to a provision of $950,000 for the comparable period in 2010.  The increase in the provision for loan losses was attributable to higher realized and estimated losses. Net charge-offs for the six months ended December 31, 2011 were $6.0 million compared to $2.7 million for the comparable period in 2010.

Noninterest Income
Noninterest income decreased $653,000, or 35.6%, to $1.2 million for the six months ended December 31, 2011 compared to $1.8 million for the same period in 2010, due to a decrease in gain on sale of investment securities and a decrease in mortgage origination fee income. Gain on sale of investment securities was $39,000 for the six months ended December 31, 2011 compared to $752,000 for the same period in 2010.  Mortgage origination fee income decreased $168,000, or 46.2%, to $196,000 for the six months ended December 31, 2011 due to lower demand for residential mortgage refinancing. Service charges and fees declined $95,000, or 14.2%, to $576,000 for the six months ended December 31, 2011 compared to the prior year period.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the six months ended December 31, 2011 compared to the same period in 2010.

	Six Months Ended
	December 31,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$196	$364	$(168)	(46.2%)
Service charges and fees	576	671	(95)	(14.2%)
Gain (loss) on sale of fixed assets	(19)	-	(19)	-
(Loss) gain on investment securities	39	752	(713)	(94.8%)
Gain (loss) on sale of foreclosed real estate, net	(79)	(405)	326	(80.5%)
BOLI increase in cash value	119	119	-	0.0%
Other	349	333	16	4.8%
Total noninterest income	$1,181	$1,834	$(653)	(35.6%)

Noninterest Expense
Total noninterest expense increased $375,000, or 4.3%, to $9.1 million for the six months ended December 31, 2011 compared to $8.7 million for the corresponding period in 2010.   Compensation expense totaled $3.1 million for the six months ended December 31, 2011 compared to $3.4 million for the same period in 2010 due to employee attrition.  The number of full-time equivalent employees was 122 at December 31, 2011 compared to 130 at December 31, 2010. Valuation adjustments and expenses on other real estate owned increased $767,000 to $1.9 million for the six months ended December 31, 2011 compared to $1.1 million for the same period in 2010.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2011 compared to the same period in 2010.

	Six Months Ended
	December 31,		$	%
	2011	2010	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$3,131	$3,444	$(313)	(9.1%)
Occupancy expense	713	722	(9)	(1.2%)
Equipment and data processing expense	1,207	1,262	(55)	(4.4%)
Deposit insurance premiums	403	325	78	24.0%
Advertising	135	105	30	28.6%
Valuation adjustment and expenses on OREO	1,871	1,104	767	69.5%
Loss on early extinguishment of debt	-	190	(190)	(100.0%)
Other	1,655	1,588	67	4.2%
Total noninterest expense	$9,115	$8,740	$375	4.3%

Income Taxes
Income tax benefit for the six months ended December 31, 2011 was $2.6 million compared to income tax expense of $306,000 for the same period in 2010 due to lower taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits
Cash, cash equivalents, and interest-earning deposits decreased $4.8 million to $35.7 million at December 31, 2011 compared to $40.5 million at June 30, 2011.

 Investments
The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds.  Investment securities increased to $78.0 million at December 31, 2011 compared to $74.8 million at June 30, 2011.  Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.2 million, or $743,000 net of taxes, at December 31, 2011. The $3.2 million increase in the investment portfolio is primarily due to new purchases exceeding calls and paydowns of securities.

Loans
Net loans decreased $26.8 million to $351.8 million at December 31, 2011 compared to $378.6 million at June 30, 2011 due primarily to reduced loan demand combined with normal paydowns on existing loans, transfers to OREO and charge-offs.  Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At		At
	December 31,		June 30,
	2011		2011
		Percent		Percent	$	%
	Amount	of Portfolio	Amount	of Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$102,520	28.2%	$110,046	28.4%	$(7,526)	(6.8%)
Home equity line of credit	19,376	5.3%	20,029	5.2%	(653)	(3.3%)
Commercial	141,186	38.9%	144,519	37.3%	(3,333)	(2.3%)
Multi-family	13,411	3.7%	14,062	3.6%	(651)	(4.6%)
Construction	4,653	1.3%	2,171	0.6%	2,482	114.3%
Land	28,773	7.9%	30,053	7.8%	(1,280)	(4.3%)

Total real estate loans	309,919	85.4%	320,880	82.9%	(10,961)	(3.4%)

Commercial business loans	47,974	13.2%	60,497	15.6%	(12,523)	(20.7%)

Consumer loans:
Automobile loans	1,040	0.3%	1,237	0.3%	(197)	(15.9%)
Mobile home loans	8	0.0%	13	0.0%	(5)	(38.5%)
Loans secured by deposits	1,234	0.3%	1,268	0.3%	(34)	(2.7%)
Other consumer loans	2,902	0.8%	3,235	0.8%	(333)	(10.3%)

Total consumer loans	5,184	1.4%	5,753	1.5%	(569)	(9.9%)

Total gross loans	363,077	100.0%	387,130	100.0%	(24,053)	(6.2%)

Less:
Deferred loan fees, net	(370)		(362)		(8)	2.2%
Allowance for losses	(10,880)		(8,181)		(2,699)	33.0%
Loans receivable, net	$351,827		$378,587		$(26,760)	(7.1%)

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

The allowance for loan losses was $10.9 million at December 31, 2011 compared to $8.2 million at June 30, 2011.  Our allowance for loan losses represented 3.00% of total loans and 113.86% of nonperforming loans at December 31, 2011 compared to 2.11% of total loans and 99.19% of nonperforming loans at June 30, 2011.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$10,204	$8,748	$8,181	$9,649
Provision for loan losses	5,687	950	8,673	950
Recoveries	42	94	82	102
Charge-offs	(5,053)	(1,847)	(6,056)	(2,756)
Net charge-offs	(5,011)	(1,753)	(5,974)	(2,654)
Allowance at end of period	$10,880	$7,945	$10,880	$7,945

Net charge-offs to average outstanding
loans during the period, annualized	5.35%	1.67%	3.16%	1.24%

Nonperforming Assets
We consider repossessed assets and nonaccrual loans to be nonperforming assets.  Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent.  Nonaccrual loans totaled $9.6 million at December 31, 2011 compared to $8.2 million at June 30, 2011.  Troubled debt restructuring (“TDR”) loans were $14.3 million at December 31, 2011 compared to $15.8 million at June 30, 2011.  In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider.  These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount.  The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date.    The amount of accruing TDR loans totaled $12.9 million at December 31, 2011.  Foreclosed real estate amounted to $8.9 million at December 31, 2011 compared to $9.5 million at June 30, 2011.  Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs.  Any initial writedown to fair value is charged to the allowance for loan losses.  Any subsequent writedown of foreclosed real estate is charged against earnings.  Foreclosed real estate at December 31, 2011 consisted of vacant land totaling $1.7 million, residential property totaling $1.8 million, subdivision developments totaling $3.0 million and commercial real estate totaling $2.4 million.

	December 31,	June 30,
	2011	2011
	(Dollars in thousands
Nonaccrual loans:
Real estate	$6,002	$5,401
Commercial business	2,166	848
Consumer	41	41
Total nonaccrual loans	8,209	6,290

Nonaccrual restructured loans:
Real estate	975	1,531
Commercial business	377	427
Consumer	-	-
Total nonaccrual restructured loans	1,352	1,958
Total nonperforming loans	9,561	8,248

Nonaccrual investments	276	464
Real estate owned	8,902	9,498
Other nonperforming assets	1	1

Total nonperforming assets	$18,740	$18,211

Accruing restructured loans	$12,972	$13,821

Accruing restructured loans and nonperforming loans	$22,533	$22,069

Total nonperforming loans to total loans	2.63%	2.13%
Total nonperforming loans to total assets	1.80%	1.47%
Total nonperforming assets to total assets	3.53%	3.25%

The following table summarizes activity in OREO during the six months ended December 31, 2011:

OREO balance at beginning of period	$9,498
OREO acquired	2,229
OREO sold	(1,154)
Initial valuation adjustments	(341)
Subsequent valuation adjustments	(1,330)
OREO ending balance	$8,902

Bank Owned Life Insurance
We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans.  BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract.  The cash surrender value of the BOLI at December 31, 2011 was $6.7 million.

Deposits
Total deposits decreased $22.3 million to $431.9 million at December 31, 2011 due to the planned runoff of certificates of deposit resulting from the offering of lower interest rates.  Time deposits decreased $31.1 million, or 14.8%, to $179.8 million at December 31, 2011.  Transaction accounts increased $8.8 million, or 3.6%, to $252.2 million at December 31, 2011.

	December 31,	June 30,
	2011	2011	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$51,696	$54,340	$(2,644)	(4.9%)
NOW accounts	48,390	46,134	2,256	4.9%
Savings accounts	98,113	91,637	6,476	7.1%
Money market accounts	53,956	51,252	2,704	5.3%
Certificates of deposit	179,791	210,899	(31,108)	(14.8%)
Total	$431,946	$454,262	$(22,316)	(4.9%)

Advances
FHLB advances remained unchanged at $37.9 million at December 31, 2011 compared to June 30, 2011. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity
Stockholders’ equity was $51.6 million at December 31, 2011 compared to $55.9 million at June 30, 2011. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity.  At December 31, 2011, the adjustment to stockholders’ equity was a net unrealized gain of $743,000 compared to a net unrealized gain of $459,000 at June 30, 2011.  On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased.  At December 31, 2011, 437,802 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral.  The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.  At December 31, 2011, cash and cash equivalents totaled $35.7 million compared to $40.5 million at June 30, 2011.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $78.0 million at December 31, 2011 compared to $74.8 million at June 30, 2011.   At December 31, 2011, approximately $13.6 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements.   The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks.  FHLB advances remained unchanged at $37.9 million at December 31, 2011 compared to June 30, 2011.   At December 31, 2011, borrowing capacity with the FHLB totaled $62.4 million based on pledged collateral, of which $24.8 million was unused.  Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity.  The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements.   At December 31, 2011, the Company had approximately $19.6 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window.  In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments.  At December 31, 2011, we had approximately $6.1 million in loan commitments, consisting of commitments to fund real estate loans.  In addition to commitments to originate loans, we had $4.7 million in unused letters of credit and approximately $29.8 million in unused lines of credit. At December 31, 2011, we had approximately $121.8 million in certificates of deposit due within one year and $252.2 million in other deposits without specific maturities.  We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to increase core deposits.    Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $22.3 million during the six-month period ended December 31, 2011.

Jefferson Bancshares is a separate entity and apart from Jefferson Federal and must provide for its own liquidity.  In addition to its operating expenses, Jefferson Bancshares is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt.  At times, Jefferson Bancshares has repurchased and retired outstanding shares of its stock pursuant to share repurchase programs adopted by the Board of Directors.  Payment of dividends to Jefferson Bancshares by Jefferson Federal is limited under Tennessee law.  The amount that can be paid in any calendar year, without prior approval from the Tennessee Department of Financial Institutions, cannot exceed the total of Jefferson Federal’s net income for the year combined with its retained net income for the preceding two years.  Jefferson Bancshares believes that such restriction will not have an impact on its ability to meet its ongoing cash obligations.

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

For the three months ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of December 31, 2011, Jefferson Federal met each of its capital requirements.  The following table presents our capital position relative to our regulatory capital requirements at December 31, 2011 and June 30, 2011:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At December 31, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$45,396	11.97%	$30,337	>	8.0%	$37,921	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	40,580	10.70%	15,168	>	4.0%	22,752	>	6.0%

Tier 1 Capital
(To Average Assets)	40,580	7.69%	21,115	>	4.0%	26,394	>	5.0%

At June 30, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,254	13.00%	$32,168	>	8.0%	$40,210	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,189	11.74%	16,084	>	4.0%	24,126	>	6.0%

Tier 1 Capital
(To Average Assets)	47,189	8.50%	22,208	>	4.0%	27,760	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At December 31, 2011, Jefferson Federal’s leverage capital ratio was 7.69%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At December 31, 2011, Jefferson Federal had a ratio of total capital to risk-weighted assets of 11.97%. At December 31, 2011, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

Item 4.   Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”)  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and  (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

				( d )
				Maximum Number
			( c )	(or Approximate
			Total Number of	Dollar Value)
	(a)	(b)	Shares (or Units)	of Shares (or
	Total Number	Average	Purchased as	Units) That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
	(or units)	per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Progams	or Programs

Month #1
October 1, 2011	—	$—	—	438,153	(1)
through
October 31, 2011

Month #2
November 1, 2011	—	$—	—	438,153	(1)
through
November 30, 2011

Month #3
December 1, 2011	351	$2.49	351	437,802	(1)
through
December 31, 2011

Total	351	$2.49	351	437,802

(1)
On November 13, 2008, the Company announced a stock repurchase program under which the Company mayrepurchase up to 620,770 shares of the Company's common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

               Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer
32.0	Section 1350 certification
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 14, 2012	/s/ Anderson L. Smith
Anderson L. Smith President and Chief Executive Officer

/s/ Jane P. Hutton
February 14, 2012	Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary