Form 10-Q
period 2012-03-31
JEFFERSON BANCSHARES INC
filed 2012-05-14
CIK 1222915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________________

Commission File Number 00-50347

JEFFERSON BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Tennessee	45-0508261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

120 Evans Avenue, Morristown, Tennessee	37814
(Address of principal executive offices)	(Zip code)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
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

At May 15, 2012, the registrant had 6,632,039 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JEFFERSON BANCSHARES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	June 30,
	2012	2011
Assets	(Unaudited)

Cash and cash equivalents	$3,956	$5,327
Interest-earning deposits	34,661	35,221
Investment securities classified as available for sale, net	89,260	74,780
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,802	6,625
Loans receivable, net of allowance for loan losses of $6,807 and $8,181	341,524	378,587
Loans held-for-sale	243	-
Premises and equipment, net	26,501	26,617
Foreclosed real estate, net	7,823	9,498
Accrued interest receivable:
Investments	404	311
Loans receivable	1,279	1,521
Deferred tax asset	11,405	9,009
Core deposit intangible	1,642	1,978
Other assets	3,795	6,980

Total Assets	$534,030	$561,189

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$55,247	$54,340
Interest-bearing	378,575	399,922
Repurchase agreements	890	945
Federal Home Loan Bank advances	37,883	37,942
Subordinated debentures	7,217	7,133
Other liabilities	2,185	4,988
Total liabilities	481,997	505,270

Commitments and contingent liabilities	-	-

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,632,039 shares outstanding at March 31, 2012 and 6,634,523 shares outstanding at June 30, 2011	92	92
Additional paid-in capital	78,657	78,895
Unearned ESOP shares	(2,916)	(3,241)
Unearned compensation	(1,046)	(1,019)
Accumulated other comprehensive income	811	459
Retained earnings	7,776	12,067
Treasury stock, at cost (2,550,333 and 2,547,849 shares)	(31,341)	(31,334)
Total stockholders’ equity	52,033	55,919

Total liabilities and stockholders’ equity	$534,030	$561,189

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest income:
Interest on loans receivable	$4,758	$6,049	$15,595	$18,443
Interest on investment securities	478	411	1,412	1,302
Other interest	66	105	190	306
Total interest income	5,302	6,565	17,197	20,051

Interest expense:
Deposits	671	1,293	2,427	4,490
Repurchase agreements	2	1	5	5
Advances from FHLB	316	445	956	1,788
Subordinated debentures	84	79	243	241
Total interest expense	1,073	1,818	3,631	6,524

Net interest income	4,229	4,747	13,566	13,527
Provision for loan losses	600	1,400	9,273	2,350
Net interest income after provision for loan losses	3,629	3,347	4,293	11,177

Noninterest income:
Mortgage origination fee income	68	66	264	430
Service charges and fees	265	286	841	957
Gain on investments	-	1,279	39	2,031
Gain (loss) on sale of fixed assets	-	-	(19)	-
Gain (loss) on sale of foreclosed real estate, net	(61)	(186)	(140)	(591)
BOLI increase in cash value	58	58	177	177
Other	178	194	527	527
Total noninterest income	508	1,697	1,689	3,531

Noninterest expense:
Compensation and benefits	1,494	1,620	4,625	5,064
Occupancy expense	334	309	1,047	1,031
Equipment and data processing expense	591	638	1,798	1,900
DIF premiums	203	165	606	490
Advertising	155	62	290	167
Legal and professional services	72	144	383	387
Valuation adjustment and expenses on OREO	273	371	2,144	1,475
Amortization of intangible assets	106	120	336	377
Loss on early extinguishment of debt	-	585	-	775
Other	544	621	1,658	1,709
Total noninterest expense	3,772	4,635	12,887	13,375

Earnings before income taxes	365	409	(6,905)	1,333

Income taxes:
Current	-	2	-	5
Deferred	31	147	(2,614)	450
Total income taxes	31	149	(2,614)	455

Net earnings	$334	$260	$(4,291)	$878

Net earnings per share, basic	$0.05	$0.04	$(0.69)	$0.14
Net earnings per share, diluted	$0.05	$0.04	$(0.69)	$0.14

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended March 31, 2012 and 2011
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

Comprehensive income:
Net earnings	-	-	-	-	-	(4,291)	-	(4,291)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of $218	-	-	-	-	352	-	-	352

Total comprehensive income	-	-	-	-	-	-	-	(3,939)
Dividends used for ESOP payment	-	-	-	-	-	-		-
Shares committed to be released by the ESOP	-	(238)	325	(27)	-	-	-	60
Purchase of common stock (2,484 shares)	-	-	-	-	-	-	(7)	(7)
Balance at March 31, 2012	$92	$78,657	$(2,916)	$(1,046)	$811	$7,776	$(31,341)	$52,033

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2010	$92	$79,175	$(3,673)	$(1,053)	$1,206	$12,023	$(31,247)	$56,523

Comprehensive income:
Net earnings	-	-	-	-	-	878	-	878
Change in net unrealized gain (loss) on securities available for sale, net of taxes of ($1,030)	-	-	-	-	(1,659)	-	-	(1,659)

Total comprehensive income	-	-	-	-	-	-	-	(781)
Dividends used for ESOP payment	-	-	-	-	-	13		13
Shares committed to be released by the ESOP	-	(209)	324	-	-	-	-	115
Earned portion of stock grants	-	-	-	34	-	-	-	34
Purchase of common stock (24,453 shares)	-	-	-	-	-	-	(86)	(86)
Balance at March 31, 2011	$92	$78,966	$(3,349)	$(1,019)	$(453)	$12,914	$(31,333)	$55,818

See accompanying notes to the financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$(4,291)	$878
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	87	115
Depreciation and amortization expense	1,404	812
Amortization of premiums (discounts), net on investment securities	228	88
Provision for loan losses	9,273	2,350
Amortization of deferred loan fees, net	(112)	(209)
(Gain) loss on sale of investment securities	(39)	(2,031)
(Gain) loss on sale of foreclosed real estate, net	140	591
(Gain) loss on sale of fixed assets, net	19	-
Deferred tax benefit	(2,614)	450
Originations of mortgage loans held for sale	(11,391)	(16,708)
Proceeds from sale of mortgage loans	11,148	17,535
Increase in cash value of life insurance	(177)	(177)
Earned portion of MRP	(27)	35
Decrease (increase) in:
Accrued interest receivable	149	186
Other assets	3,185	(4,432)
Increase (decrease) in other liabilities and accrued income taxes	(2,803)	4,145
Net cash provided by (used for) operating activities	4,179	3,628

Cash flows used for investing activities:
Loan originations, net of principal collections	27,235	30,045
Investment securities classifed as available-for-sale:	-	-
Proceeds from maturities, calls and prepayments	42,132	41,899
Proceeds from sale	501	11,778
Purchase of securities	(56,771)	(45,371)
Proceeds from sale of premises and equipment	26	-
Purchase of premises and equipment	(707)	(183)
Proceeds from sale of (additions to) foreclosed real estate, net	1,962	3,363
Net cash provided by (used for) investing activities	14,378	41,531

Cash flows from financing activities:
Net decrease in deposits	(20,407)	(9,907)
Net increase (decrease) in repurchase agreements	(55)	48
Proceeds from advances from FHLB	-	309
Repayment of FHLB advances	(19)	(46,625)
Purchase of treasury stock	(7)	(86)
Dividends paid	-	-
Net cash provided by (used for) financing activities	(20,488)	(56,261)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(1,931)	(11,102)
Cash, cash equivalents and interest-earning deposits at beginning of period	40,548	69,303

Cash, cash equivalents and interest-earning deposits at end of period	$38,617	$58,201

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$2,361	$4,470
Interest on borrowed funds	$786	$1,788
Interest on subordinated debentures	$159	$162
Income taxes	-	$50
Real estate acquired in settlement of loans	$2,495	$11,897

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the Securities and Exchange Commission on September 27, 2011. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the three and nine months ended March 31, 2012, stock options to purchase 340,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares		Weighted-Average Shares
	Outstanding for the		Outstanding for the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Weighted average number of common shares used in computing basic earnings per common share	6,261,939	6,231,452	6,237,203	6,211,295
Effect of dilutive stock options	-	-	-	-

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,261,939	6,231,452	6,237,203	6,211,295

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

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses. Loans are grouped into pools based on loan type and include residential mortgage loans, multi-family loans, construction and land development loans, non-residential real estate loans (owner occupied and non-owner occupied), commercial loans, HELOC and junior lien, and consumer loans. Commercial business loans and loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. In addition, loans secured by commercial real estate are more likely to be negatively impacted by adverse conditions in the real estate market or the economy. Management utilizes a loan grading system and assigns a loan grade of “Pass”, “Watch”, “Special Mention”, “Substandard”, “Doubtful” or “Loss” based on risk characteristics of loans. Lending staff reviews the loan grades of customers on a regular basis and makes changes as needed given that the creditworthiness of customers may change over time.

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

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02 in determining if a borrower is experiencing financial difficulties and if a concession has been granted. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. A TDR may be non-accruing or it may accrue interest. A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months. The Bank’s TDRs totaled $11.3 million at March 31, 2012 compared to $15.8 million at June 30, 2011.

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of March 31, 2012:

	March 31, 2012
	Accrual	Non-accrual	Total
	Status	Status	TDRs

Residential Mortgage	$904	$523	$1,427
Multi-family	632	5,284	5,916
Construction and land development	153	33	186
Non-residential real estate	-	2,000	2,000
Owner occupied	-	402	402
Commercial	836	338	1,174
HELOC and Junior Lien	172	-	172
Total	$2,697	$8,580	$11,277

The following table presents newly restructured loans with concessions related to loan balances that occurred during the three- and nine-month periods ended March 31, 2012:

	Nine Months Ended March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Multi-family	2	$7,775	$5,284
Non-residential real estate	1	3,025	2,000
Total	3	$10,800	$7,284

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

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2012:

	Residential Mortgage	Multi-family	Construction and land development	Non-residential real estate	Owner occupied	Commercial	HELOC and junior Lien	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2011	$1,543	$1,858	$803	$1,934	$803	$1,197	$-	$43	$8,181
Charge Offs	(261)	(2,491)	(147)	(1,102)	(220)	(6,617)	(53)	(13)	(10,904)
Recoveries	5	-	-	-	-	230	3	19	257
Provision	(755)	1,182	(118)	228	(305)	8,842	225	(26)	9,273
Balance at March 31, 2012	$532	$549	$538	$1,060	$278	$3,652	$175	$23	$6,807

Ending balance, Individually Evaluated	$114	$139	$294	$753	$8	$2,358	$66	$-	$3,732
Ending balance, Collectively Evaluated	$418	$410	$244	$307	$270	$1,294	$109	$23	$3,075

Loans:
Balance at March 31, 2012	$101,968	$10,836	$31,327	$50,419	$75,405	$53,511	$20,191	$4,909	$348,566

Ending balance, Individually Evaluated	$593	$632	$1,042	$5,282	$393	$5,378	$172	$-	$13,492
Ending balance, Collectively Evaluated	$101,375	$10,204	$30,285	$45,137	$75,012	$48,133	$20,019	$4,909	$335,074

The following table is an aging analysis of the loan portfolio at March 31, 2012:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$2,609	$-	$5,597	$8,206	$93,762	$101,968
Multi-family	-	-	5,284	5,284	5,552	10,836
Construction/land development	341	1,396	976	2,713	28,614	31,327
Non-residential real estate	1,790	-	2,915	4,705	45,714	50,419
Owner occupied	242	-	1,875	2,117	73,288	75,405
Commercial	111	1,234	1,579	2,924	50,587	53,511
HELOC and Junior Lien	2	-	204	206	19,985	20,191
Consumer	37	3	38	78	4,831	4,909

Total	$5,132	$2,633	$18,468	$26,233	$322,333	$348,566

The following table summarizes the credit risk profile by internally assigned grade at March 31, 2012:

	Residential Mortgage	Multi-family	Construction and land development	Non-residential real estate	Owner occupied	Commercial	HELOC and Junior Lien	Consumer	Total

Grade:
Pass	$89,997	$4,821	$26,358	$28,731	$66,679	$46,657	$18,312	$4,443	$285,998
Watch	2,984	-	1,976	15,563	6,527	1,450	622	420	29,542
Special mention	-	-	-	1,256	-	-	-	-	1,256
Substandard	8,987	6,015	2,993	4,869	2,199	5,404	1,257	46	31,770
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total:	$101,968	$10,836	$31,327	$50,419	$75,405	$53,511	$20,191	$4,909	$348,566

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at March 31, 2012:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$593	$593	$114	$19
Multi-family	632	632	139	34
Construction and land development	1,042	1,042	294	68
Non-residential real estate	5,282	5,282	753	131
Owner occupied	393	393	8	27
Commercial	5,378	5,378	2,358	192
HELOC and Junior Lien	172	172	66	-
Consumer	-	-	-	-
Total	$13,492	$13,492	$3,732	$471

With no related allowance:
Residential Mortgage	$3,021	$3,021	$-	$133
Multi-family	5,284	5,284	-	98
Construction and land development	1,688	1,688	-	48
Non-residential real estate	3,098	3,098	-	132
Owner occupied	947	947	-	78
Commercial	396	396	-	31
HELOC and Junior Lien	703	703	-	15
Consumer	-	-	-	-
Total	$15,137	$15,137	$-	$535

Total:
Residential Mortgage	$3,614	$3,614	$114	$152
Multi-family	5,916	5,916	139	132
Construction and land development	2,730	2,730	294	116
Non-residential real estate	8,380	8,380	753	263
Owner occupied	1,340	1,340	8	105
Commercial	5,774	5,774	2,358	223
HELOC and Jr Lien	875	875	66	15
Consumer	-	-	-	-
Total	$28,629	$28,629	$3,732	$1,006

Average impaired loans for the nine months ended March 31, 2012	$31,917

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

At March 31, 2012, we had approximately $7.4 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $4.5 million in unused letters of credit and approximately $29.9 million in unused lines of credit.

(8)	Dividends
On February 2, 2011, the Company announced that the Board of Directors had voted to suspend the payment of the quarterly cash dividend on the Company’s common stock in an effort to conserve capital.

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

The table below summarizes the status of the Company’s stock option plans as of March 31, 2012.

	Three Months Ended
	March 31, 2012

		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	340,638	$3.69
Granted during the three-month period	-	-
Options forfeited	-	-
Options exercised	-	-
Outstanding at March 31, 2012	340,638	$3.69

Options exercisable at March 31, 2012	340,638	$3.69

The following information applies to options outstanding at March 31, 2012:

Number outstanding	340,638
Range of exercise prices	$13.69
Weighted-average exercise price	$13.69
Weighted-average remaining contractual life	1.83
Number of options remaining for future issuance	358,112

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

(10)	Investment Securities

Investment securities are summarized as follows:

At March 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$24,217	$242	$(160)	$24,299
Mortgage-backed	58,683	1,534	(247)	$59,970
Municipals	4,436	276	-	4,712
Other Securities	609	-	(330)	279
Total securities available-for-sale	$87,945	$2,052	$(737)	$89,260

Weighted-average rate	2.32%

Pledged at March 31, 2012	$13,186

At June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$43,721	$228	$-	$43,949
Mortgage-backed	24,551	861	(56)	25,356
Municipals	5,150	112	(25)	5,237
Other Securities	613	-	(375)	238
Total securities available-for-sale	$74,035	$1,201	$(456)	$74,780

Weighted-average rate	2.35%

Pledged at June 30, 2011	$19,389

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2012
Federal agency securities	$7,837	$(160)	$-	$-	$7,837	$(160)
Mortgage-backed securities	8,607	(141)	629	(106)	9,236	(247)
Municipal securities	-	-	-	-	-	-
Other securities	-	-	279	(330)	279	(330)
	$16,444	$(301)	$908	$(436)	$17,352	$(737)

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

Federal Agency Securities – The unrealized losses of $160,000 for these six federal agency securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $141,000 for these five GSE mortgage-backed securities was caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Private-Label Residential Mortgage-Backed Securities - The unrealized losses of $106,000 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the security would not be settled at a price less than the amortized bases of the Company’s investment. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Other Securities – The unrealized loss of $330,000 on this CDO was a result of updated variables and inputs that comprise the model used in the annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REIT’s, real estate operating companies and homebuilding companies. The CDO security is valued using three different scenarios as a predictor of future collateral performance and the fair market value determined accordingly. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

Maturities of debt securities at March 31, 2012, are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$391	$392	2.50%
Over 1 year through 5 years	12,795	12,979	1.67%
After 5 years through 10 years	14,070	14,308	2.71%
Over 10 years	60,689	61,581	3.12%
	$87,945	$89,260	2.32%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

March 31, 2012
Total Carrying
Amount in
				Statement of	Assets/Liabilities
				Financial	Measured at
Description	Level 1	Level 2	Level 3	Condition	Fair Value

Securities available for sale	-	$86,244	$3,016	$89,260	$89,260

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

March 31, 2012
Total Carrying
Amount in
				Statement of	Assets/Liabilities
				Financial	Measured at
Description	Level 1	Level 2	Level 3	Condition	Fair Value

Impaired Loans	-	-	$24,897	$24,897	$24,897

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2012		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$38,617	$38,617	$40,548	$40,548
Available-for-sale securities	89,260	89,260	74,780	74,780
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable, net	341,524	348,309	378,587	379,787
Accrued interest receivable	1,683	1,683	1,832	1,832
Loans held-for-sale	243	243	-	-

Financial liabilities:
Deposits	(433,822)	(426,261)	(454,262)	(446,115)
Borrowed funds	(38,773)	(40,684)	(38,887)	(40,718)
Subordinated debentures	(7,217)	(4,500)	(7,133)	(6,277)

Off-balance sheet assets (liabilities):
Commitments to extend credit	-	7,394	-	11,932
Unused letters of credit	-	4,453	-	4,809
Unused lines of credit	-	29,934	-	34,362

(12)	Subordinated Debt

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

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended March 31, 2012. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Income

For the three months ended March 31, 2012, the Company reported net income for the quarter ended March 31, 2012 of $334,000, or $0.05 per diluted share, compared to net income of $260,000, or $0.04 per diluted share, for the quarter ended March 31, 2011. The increase in net income is primarily the result of a reduced loan loss provision and lower noninterest expense, partially offset by a reduction in both net interest income and noninterest income.

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands,
	except per share data)

Net earnings	$334	$260
Net earnings per share, basic	$0.05	$0.04
Net earnings per share, diluted	$0.05	$0.04
Return on average assets (annualized)	0.25%	0.17%
Return on average equity (annualized)	2.56%	1.83%

Net Interest Income

Net interest income decreased $518,000, or 10.9%, to $4.2 million for the quarter ended March 31, 2012 compared to $4.7 million for the same period in 2011. The interest rate spread and net interest margin for the quarter ended March 31, 2012 were 3.49% and 3.60%, respectively, compared to 3.43% and 3.58%, respectively, for the same period in 2011.

The following table summarizes changes in interest income and expense for the three month periods ended March 31, 2012 and 2011:

	Three Months
	Ended
	March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$4,758	$6,049	$(1,291)	(21.3%)
Investment securities	478	411	67	16.3%
Interest-earning deposits	54	51	3	5.9%
FHLB stock	12	54	(42)	(77.8%)
Total interest income	5,302	6,565	(1,263)	(19.2%)

Interest expense:
Deposits	671	1,293	(622)	(48.1%)
Repurchase Agreements	2	1	1	100.0%
Borrowings	316	445	(129)	(29.0%)
Subordinated Notes & Debentures	84	79	5	6.3%
Total interest expense	1,073	1,818	(745)	(41.0%)

Net interest income	$4,229	$4,747	$(518)	(10.9%)

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Loans	$358,261	5.34%	$410,128	5.98%
Investment securities	83,698	2.38%	52,101	3.37%
Interest-earning deposits	28,202	0.17%	72,591	0.28%
FHLB stock	4,735	4.59%	4,735	4.63%
Deposits	380,949	0.71%	426,378	1.23%
FHLB advances	37,895	3.35%	51,757	3.49%
Repurchase agreements	858	0.94%	836	0.49%
Subordinated debentures	7,200	4.69%	7,087	4.52%

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

	Three Months
	Ended March 31,
	2012 Compared to 2011
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(722)	$(569)	$(1,291)
Investment securities	53	14	67
Daily interest-earning deposits and other interest-earning assets	(24)	(15)	(39)
Total interest-earning assets	(693)	(570)	(1,263)

Interest expense:
Deposits	(126)	(496)	(622)
FHLB advances	(116)	(13)	(129)
Repurchase agreements	-	1	1
Subordinatd debentures	1	4	5
Total interest-bearing liabilities	(241)	(504)	(745)
Net change in interest income	$(452)	$(66)	$(518)

Total interest income decreased $1.3 million, or 19.2%, to $5.3 million for the three months ended March 31, 2012 primarily due to a lower volume of interest-earning assets and a lower average yield. The average balance of interest-earning assets declined $64.7 million, or 12.0%, to $474.9 million for the three months ended March 31, 2012 compared to $539.6 million for the same period in 2011, due primarily to declines in average loan balances and interest-earning deposits. The average yield on interest-earning assets was 4.50% for the three months ended March 31, 2012 compared to 4.95% for the same period in 2011.

Interest on loans decreased $1.3 million, or 21.3%, to $4.8 million for the three months ended March 31, 2012 due to a lower average balance of loans and a lower average yield. The average balance of loans decreased $51.9 million, or 12.7%, to $358.3 million for the three months ended March 31, 2012, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 5.34% for the three months ended March 31, 2012 compared to 5.98% for the same period in 2011.

Interest on investment securities was $478,000 for the three months ended March 31, 2012 compared to $411,000 for the same period in 2011. The average balance of investment securities increased $31.6 million to $83.7 million for the three months ended March 31, 2012 compared to $52.1 million for the corresponding period in 2011 as excess liquidity was deployed into the investment portfolio. The average yield on investment securities decreased to 2.38% for the three months ended March 31, 2012 compared to 3.37% for the same period in 2011 due to lower interest rates.

Total interest expense decreased $745,000 to $1.1 million for the three months ended March 31, 2012 compared to $1.8 million for the corresponding period in 2011 primarily due to lower interest rates on deposits and a lower average balance of both deposits and FHLB borrowings. The average rate paid on deposits was 0.71% for the three months ended March 31, 2012, compared to 1.23% for the same period in 2011 due to downward repricing of interest bearing deposits in the current low interest rate environment. Average FHLB borrowings decreased $13.9 million to $37.9 million for the three months ended March 31, 2012 compared to $51.8 million for the comparable period in 2011, while the average rate paid on borrowings decreased 14 basis points to 3.35%. Excess liquidity was used to repay FHLB advances during the prior fiscal year.

Provision for Loan Losses
The provision for loan losses for the three months ended March 31, 2012 was $600,000, compared to a provision of $1.4 million for the comparable period in 2011. Net charge-offs for the three months ended March 31, 2012 were $4.7 million compared to $1.5 million for the comparable period in 2011. Net charge-offs for the three ended March 31, 2012 were primarily attributable to problem loans previously identified and reserved for in our allowance for loan losses. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income
Noninterest income decreased $1.2 million to $508,000 for the three months ended March 31, 2012 compared to $1.7 million for the same period in 2011, due primarily to gains realized on the sale of investment securities during the prior year period totaling $1.3 million. Loss on sale of foreclosed real estate declined $125,000 to $61,000 for the three months ended March 31, 2012 compared to $186,000 for the prior year period.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended March 31, 2012 compared to the same period in 2011.

	Three Months Ended
	March 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$68	$66	$2	3.0%
Service charges and fees	265	286	(21)	(7.3%)
(Loss) gain on investment securities	-	1,279	(1,279)	(100.0%)
Gain (loss) on sale of foreclosed real estate, net	(61)	(186)	125	(67.2%)
BOLI increase in cash value	58	58	-	0.0%
Other	178	194	(16)	(8.2%)
Total noninterest income	$508	$1,697	$(1,189)	(70.1%)

Noninterest Expense
Total noninterest expense decreased $863,000, or 18.6%, to $3.8 million for the three months ended March 31, 2012 compared to $4.6 million for the corresponding period in 2011. Noninterest expense for the three months ended March 31, 2011 included prepayment penalties of $585,000 incurred on the early payoff of FHLB advances. Compensation expense decreased $126,000, or 7.8%, to $1.5 million for the three months ended March 31, 2012 compared to $1.6 million for the same period in 2011 as the Bank has reduced its number of employees through attrition. Valuation adjustments and expenses on other real estate owned decreased $98,000 to $273,000 for the three months ended March 31, 2012 compared to $371,000 for the same period in 2011.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2012 compared to the same period in 2011.

	Three Months Ended
	March 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,494	$1,620	$(126)	(7.8%)
Occupancy expense	334	309	25	8.1%
Equipment and data processing expense	591	638	(47)	(7.4%)
Deposit insurance premiums	203	165	38	23.0%
Advertising	155	62	93	150.0%
Professional services	72	144	(72)	(50.0%)
Valuation adjustment and expenses on OREO	273	371	(98)	(26.4%)
Amortization of intangible assets	106	120	(14)	(11.7%)
Loss on early extinguishment of debt	-	585	(585)	(100.0%)
Other	544	621	(77)	(12.4%)
Total noninterest expense	$3,772	$4,635	$(863)	(18.6%)

Income Taxes
Income tax expense for the three months ended March 31, 2012 was $31,000 compared to $149,000 for the same period in 2011 due to lower taxable income.

Results of Operations for the Nine Months Ended March 31, 2012 and 2011

Net Income
For the nine months ended March 31, 2012, the Company reported a net loss of $4.3 million, or $0.69 per diluted share, compared to net income of $878,000, or $0.14 per diluted share, for the corresponding period in 2011. Financial results for the nine months ended March 31, 2012 included a provision for loan losses totaling $9.3 million compared to a provision of $2.4 million for the nine months ended March 31, 2011. The increase in the provision for loan losses was attributable to higher realized and estimated losses in the commercial loan portfolio.

	Nine Months Ended
	March 31,
	2012	2011
	(Dollars in thousands,
	except per share data)

Net earnings	$(4,291)	$878
Net earnings per share, basic	$(0.69)	$0.14
Net earnings per share, diluted	$(0.69)	$0.14
Return on average assets (annualized)	(1.05%)	0.19%
Return on average equity (annualized)	(10.44%)	2.05%

Net Interest Income

Net interest income remained relatively stable at $13.6 million compared to $13.5 million for the nine months ended March 31, 2011. The interest rate spread and net interest margin for the nine months ended March 31, 2012 were 3.62% and 3.74%, respectively, compared to 3.08% and 3.21%, respectively, for the same period in 2011.

The following table summarizes changes in interest income and expense for the nine month periods ended March 31, 2012 and 2011:

	Nine Months
	Ended
	March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$15,595	$18,443	$(2,848)	(15.4%)
Investment securities	1,412	1,302	110	8.4%
Interest-earning deposits	149	151	(2)	(1.3%)
FHLB stock	41	155	(114)	(73.5%)
Total interest income	17,197	20,051	(2,854)	(14.2%)

Interest expense:
Deposits	2,427	4,490	(2,063)	(45.9%)
Repurchase Agreements	5	5	-	0.0%
Borrowings	956	1,788	(832)	(46.5%)
Subordinated Notes & Debentures	243	241	2	0.8%
Total interest expense	3,631	6,524	(2,893)	(44.3%)

Net interest income	$13,566	$13,527	$39	0.3%

The following table summarizes average balances and average yields and costs for the nine months ended March 31, 2012 and 2011.

	Nine Months Ended March 31,
	2012		2011
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Loans	$371,555	5.59%	$422,854	5.81%
Investment securities	81,676	2.38%	50,147	3.63%
Interest-earning deposits	26,597	0.21%	84,995	0.24%
FHLB stock	4,735	4.19%	4,735	4.36%
Deposits	386,666	0.84%	439,852	1.36%
FHLB advances	37,916	3.36%	67,960	3.50%
Repurchase agreements	949	0.70%	1,074	0.62%
Subordinated debentures	7,171	4.51%	7,059	4.55%

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

	Nine Months
	Ended March 31,
	2012 Compared to 2011
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(2,173)	$(675)	$(2,848)
Investment securities	26	84	110
Daily interest-earning deposits and other interest-earning assets	(92)	(24)	(116)
Total interest-earning assets	(2,239)	(615)	(2,854)

Interest expense:
Deposits	(493)	(1,570)	(2,063)
FHLB advances	(760)	(72)	(832)
Repurchase agreements	-	-	-
Subordinatd debentures	4	(2)	2
Total interest-bearing liabilities	(1,249)	(1,644)	(2,893)
Net change in interest income	$(990)	$1,029	$39

Total interest income decreased $2.9 million, or 14.2%, to $17.2 million for the nine months ended March 31, 2012 primarily due to a lower volume of interest-earning assets and lower market interest rates. The average balance of interest-earning assets declined $78.2 million, or 13.9%, to $484.6 million for the nine months ended March 31, 2012 compared to $562.7 million for the same period in 2011, due primarily to declines in average loan balances and interest-earning deposits. The average yield on interest-earning assets was 4.74% for the nine months ended March 31, 2012 compared to 4.76% for the same period in 2011.

Interest on loans decreased $2.8 million, or 15.4%, to $15.6 million for the nine months ended March 31, 2012 primarily due to a lower average balance of loans and a lower average yield. The average balance of loans decreased $51.3 million, or 12.1%, to $371.6 million for the nine months ended March 31, 2012, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. The average yield on loans was 5.59% for the nine months ended March 31, 2012 compared to 5.81% for the same period in 2011.

Interest on investment securities increased to $1.4 million for the nine months ended March 31, 2012 compared to $1.3 million for the same period in 2011. The average balance of investment securities increased $31.5 million to $81.7 million for the nine months ended March 31, 2012 compared to $50.1 million for the corresponding period in 2011 as excess liquidity has been deployed into the investment portfolio. The average yield on investment securities decreased to 2.38% for the nine months ended March 31, 2012 compared to 3.64% for the same period in 2011 due to lower market interest rates.

Total interest expense decreased $2.9 million to $3.6 million for the nine months ended March 31, 2012 compared to $6.5 million for the corresponding period in 2011 primarily due to lower interest rates on deposits and a lower average balance of both deposits and FHLB borrowings. The average rate paid on deposits was 0.84% for the nine months ended March 31, 2012, compared to 1.36% for the same period in 2011 due to downward repricing of interest bearing deposits in the current low interest rate environment. Average FHLB borrowings decreased $30.0 million to $37.9 million for the nine months ended March 31, 2012 compared to $68.0 million for the comparable period in 2011, while the average rate paid on borrowings decreased 15 basis points to 3.36%. Excess liquidity was used to repay FHLB advances during the prior fiscal year.

Provision for Loan Losses
The provision for loan losses for the nine months ended March 31, 2012 was $9.3 million, compared to a provision of $2.4 million for the comparable period in 2011. The increase in the provision for loan losses was attributable to higher realized and estimated losses. Net charge-offs for the nine months ended March 31, 2012 were $10.6 million compared to $4.1 million for the comparable period in 2011.

Noninterest Income
Noninterest income decreased $1.8 million to $1.7 million for the nine months ended March 31, 2012 compared to $3.5 million for the same period in 2011, due primarily to gains realized on the sale of investment securities during the prior year period. Gain on sale of investment securities was $39,000 for the nine months ended March 31, 2012 compared to $2.0 million for the same period in 2011. Mortgage origination fee income decreased $166,000, or 38.6%, to $264,000 for the nine months ended March 31, 2012 due to lower demand for residential mortgage refinancing. Service charges and fees declined $116,000, or 12.1%, to $841,000 for the nine months ended March 31, 2012 compared to the prior year period. Loss on sale of foreclosed real estate was $140,000 for the nine months ended March 31, 2012 compared to $591,000 for the comparable period in 2011.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the nine months ended March 31, 2012 compared to the same period in 2011.

	Nine Months Ended
	March 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$264	$430	$(166)	(38.6%)
Service charges and fees	841	957	(116)	(12.1%)
Gain (loss) on sale of fixed assets	(19)	-	(19)	-
(Loss) gain on investment securities	39	2,031	(1,992)	(98.1%)
Gain (loss) on sale of foreclosed real estate, net	(140)	(591)	451	(76.3%)
BOLI increase in cash value	177	177	-	0.0%
Other	527	527	-	0.0%
Total noninterest income	$1,689	$3,531	$(1,842)	(52.2%)

Noninterest Expense
Total noninterest expense decreased $488,000, or 3.6%, to $12.9 million for the nine months ended March 31, 2012 compared to $13.4 million for the corresponding period in 2011. Noninterest expense for the nine months ended March 31, 2011 included prepayment penalties of $775,000 incurred on the early payoff of FHLB advances. Compensation expense decreased $439,000 to $4.6 million for the nine months ended March 31, 2012 compared to $5.1 million for the same period in 2011 due to employee attrition. Valuation adjustments and expenses on other real estate owned increased $669,000 to $2.1 million for the nine months ended March 31, 2012 compared to $1.5 million for the same period in 2011.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2012 compared to the same period in 2011.

	Nine Months Ended
	March 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$4,625	$5,064	$(439)	(8.7%)
Occupancy expense	1,047	1,031	16	1.6%
Equipment and data processing expense	1,798	1,900	(102)	(5.4%)
Deposit insurance premiums	606	490	116	23.7%
Advertising	290	167	123	73.7%
Professional services	383	387	(4)	(1.0%)
Valuation adjustment and expenses on OREO	2,144	1,475	669	45.4%
Amortization of intangible assets	336	377	(41)	(10.9%)
Loss on early extinguishment of debt	-	775	(775)	(100.0%)
Other	1,658	1,709	(51)	(3.0%)
Total noninterest expense	$12,887	$13,375	$(488)	(3.6%)

Income Taxes
Income tax benefit for the nine months ended March 31, 2012 was $2.6 million compared to income tax expense of $455,000 for the same period in 2011 due to lower taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits
Cash, cash equivalents, and interest-earning deposits decreased $1.9 million to $38.6 million at March 31, 2012 compared to $40.5 million at June 30, 2011.

Investments
The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities increased to $89.3 million at March 31, 2012 compared to $74.8 million at June 30, 2011. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.3 million, or $811,000 net of taxes, at March 31, 2012. The $14.5 million increase in the investment portfolio is the result of excess liquidity deployed into the investment portfolio.

Loans
Net loans decreased $37.1 million to $341.5 million at March 31, 2012 compared to $378.6 million at June 30, 2011 due primarily to reduced loan demand combined with normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At		At
	March 31,		June 30,
	2012		2011
		Percent		Percent	$	%
	Amount	of Portfolio	Amount	of Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$99,494	28.5%	$110,046	28.4%	$(10,552)	(9.6%)
Home equity line of credit	19,050	5.5%	20,029	5.2%	(979)	(4.9%)
Commercial	139,373	40.0%	144,519	37.3%	(5,146)	(3.6%)
Multi-family	10,836	3.1%	14,062	3.6%	(3,226)	(22.9%)
Construction	2,241	0.6%	2,171	0.6%	70	3.2%
Land	28,485	8.2%	30,053	7.8%	(1,568)	(5.2%)

Total real estate loans	299,479	85.9%	320,880	82.9%	(21,401)	(6.7%)

Commercial business loans	44,377	12.7%	60,497	15.6%	(16,120)	(26.6%)

Consumer loans:
Automobile loans	875	0.3%	1,237	0.3%	(362)	(29.3%)
Mobile home loans	7	0.0%	13	0.0%	(6)	(46.2%)
Loans secured by deposits	1,070	0.3%	1,268	0.3%	(198)	(15.6%)
Other consumer loans	2,876	0.8%	3,235	0.8%	(359)	(11.1%)

Total consumer loans	4,828	1.4%	5,753	1.5%	(925)	(16.1%)

Total gross loans	348,684	100.0%	387,130	100.0%	(38,446)	(9.9%)

Less:
Deferred loan fees, net	(353)		(362)		9	(2.5%)
Allowance for losses	(6,807)		(8,181)		1,374	(16.8%)
Loans receivable, net	$341,524		$378,587		$(37,063)	(9.8%)

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

The allowance for loan losses was $6.8 million at March 31, 2012 compared to $8.2 million at June 30, 2011. Our allowance for loan losses represented 1.95% of total loans and 36.86% of nonperforming loans at March 31, 2012 compared to 2.11% of total loans and 99.19% of nonperforming loans at June 30, 2011.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$10,880	$7,945	$8,181	$9,649
Provision for loan losses	600	1,400	9,273	2,350
Recoveries	175	11	257	113
Charge-offs	(4,848)	(1,475)	(10,904)	(4,231)
Net charge-offs	(4,673)	(1,464)	(10,647)	(4,118)
Allowance at end of period	$6,807	$7,881	$6,807	$7,881

Net charge-offs to average outstanding loans during the period, annualized	5.22%	1.43%	3.82%	1.30%

Nonperforming Assets
We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets totaled $26.7 million, or 5.00% of total assets, at March 31, 2012, compared to $18.2 million, or 3.25% of total assets, at June 30, 2011 and $22.2 million, or 3.85% of total assets, at March 31, 2011. Nonaccrual loans totaled $18.5 million at March 31, 2012 compared to $8.2 million at June 30, 2011. Troubled debt restructuring (“TDR”) loans were $11.3 million at March 31, 2012 compared to $15.8 million at June 30, 2011. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The amount of accruing TDR loans totaled $2.7 million at March 31, 2012. Foreclosed real estate amounted to $7.8 million at March 31, 2012 compared to $9.5 million at June 30, 2011. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at March 31, 2012 consisted of vacant land totaling $1.2 million, residential property totaling $1.2 million, subdivision developments totaling $3.0 million and commercial real estate totaling $2.4 million.

	March 31,	June 30,
	2012	2011
	(Dollars in thousands
Nonaccrual loans:
Real estate	$8,609	$5,401
Commercial business	1,241	848
Consumer	38	41
Total nonaccrual loans	9,888	6,290

Nonaccrual restructured loans:
Real estate	8,242	1,531
Commercial business	338	427
Consumer	-	-
Total nonaccrual restructured loans	8,580	1,958
Total nonperforming loans	18,468	8,248

Nonaccrual investments	277	464
Real estate owned	7,823	9,498
Other nonperforming assets	147	1

Total nonperforming assets	$26,715	$18,211

Accruing restructured loans	$2,697	$13,821

Accruing restructured loans and nonperforming loans	$21,165	$22,069

Total nonperforming loans to total loans	5.30%	2.13%
Total nonperforming loans to total assets	3.46%	1.47%
Total nonperforming assets to total assets	5.00%	3.25%

The following table summarizes activity in OREO during the nine months ended March 31, 2012:

OREO balance at beginning of period	$9,498
OREO acquired	2,495
OREO sold	(2,188)
Initial valuation adjustments	(598)
Subsequent valuation adjustments	(1,384)
OREO ending balance	$7,823

Bank Owned Life Insurance
We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2012 was $6.8 million.

Deposits
Total deposits decreased $20.4 million to $433.8 million at March 31, 2012 due to the planned runoff of higher cost certificates of deposit. Time deposits decreased $33.1 million, or 15.7%, to $177.8 million at March 31, 2012. Transaction accounts increased $12.6 million, or 5.2%, to $256.0 million at March 31, 2012.

	March 31,	June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$54,636	$54,340	$296	0.5%
NOW accounts	46,974	46,134	840	1.8%
Savings accounts	100,589	91,637	8,952	9.8%
Money market accounts	53,812	51,252	2,560	5.0%
Certificates of deposit	177,811	210,899	(33,088)	(15.7%)
Total	$433,822	$454,262	$(20,440)	(4.5%)

Advances
FHLB advances remained unchanged at $37.9 million at March 31, 2012 compared to June 30, 2011. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity
Stockholders’ equity was $52.0 million at March 31, 2012 compared to $55.9 million at June 30, 2011. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2012, the adjustment to stockholders’ equity was a net unrealized gain of $811,000 compared to a net unrealized gain of $459,000 at June 30, 2011. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At March 31, 2012, 437,802 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $38.6 million compared to $40.5 million at June 30, 2011. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $89.3 million at March 31, 2012 compared to $74.8 million at June 30, 2011. At March 31, 2012, approximately $13.2 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. FHLB advances remained unchanged at $37.9 million at March 31, 2012 compared to June 30, 2011. At March 31, 2012, borrowing capacity with the FHLB totaled $54.9 million based on pledged collateral, of which $17.0 million was unused. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At March 31, 2012, the Company had approximately $17.3 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2012, we had approximately $7.4 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $4.5 million in unused letters of credit and approximately $29.9 million in unused lines of credit. At March 31, 2012, we had approximately $115.1 million in certificates of deposit due within one year and $256.0 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $20.4 million during the nine-month period ended March 31, 2012.

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

For the three months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2012, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at March 31, 2012 and June 30, 2011:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At March 31, 2012

Total Risk-Based Capital
(To Risk Weighted Assets)	$46,387	12.37%	$29,998	>	8.0%	$37,498	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	41,674	11.11%	14,999	>	4.0%	22,499	>	6.0%

Tier 1 Capital
(To Average Assets)	41,674	8.03%	20,762	>	4.0%	25,952	>	5.0%

At June 30, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,254	13.00%	$32,168	>	8.0%	$40,210	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,189	11.74%	16,084	>	4.0%	24,126	>	6.0%

Tier 1 Capital
(To Average Assets)	47,189	8.50%	22,208	>	4.0%	27,760	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At March 31, 2012, Jefferson Federal’s leverage capital ratio was 8.03%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At March 31, 2012, Jefferson Federal had a ratio of total capital to risk-weighted assets of 12.37%. At March 31, 2012, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				( d )
				Maximum Number
			( c )	(or Approximate
			Total Number of	Dollar Value)
	(a)	(b)	Shares (or Units)	of Shares (or
	Total Number	Average	Purchased as	Units) That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
	(or units)	per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Progams	or Programs

Month #1
January 1, 2012 through January 31, 2012	-	$-	-	437,802 (1)

Month #2
February 1, 2012 through February 29, 2012	-	$-	-	437,802 (1)

Month #3
March 1, 2012 through March 31, 2012	-	$-	-	437,802 (1)

Total	-	$-	-	437,802

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
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.
May 14, 2012	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 14, 2012	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary