Form 10-K
period 2012-06-30
JEFFERSON BANCSHARES INC
filed 2012-09-21
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Large Accelerated Filer ☐            Accelerated Filer ☐
Non-accelerated Filer ☐              Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,016,241 million, based upon the closing price ($2.31 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2011).

The number of shares outstanding of the registrant’s common stock as of September 12, 2012 was 6,629,753.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders
are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

  Part II

 Part III

 Part IV

Item 15.	Exhibits and Financial Statement Schedules	46

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

We currently operate two full-service branch offices and two limited-service drive-through facilities in Hamblen County, Tennessee. The economy of Hamblen County, which has an estimated population of 62,000, is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to published statistics, the unemployment rate in Hamblen County was 10.1% as of June 2012, the most recent period for which data is available, which was above the national and state unemployment rates at that time.

We also currently operate two full-service branch offices in Knoxville, Tennessee. Knoxville’s population is approximately 183,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The unemployment rate for the Knoxville metropolitan statistical area was 7.0% as of June 2012, which was below the national and state unemployment rates at that time.

As a result of our acquisition of State of Franklin Bancshares in October 2008, we also currently operate six full-service branch offices in the Tri-Cities region. The population of the Tri-Cities region is approximately 500,000 and its economy is largely fueled by manufacturing and trade services. The unemployment rate for the Tri-Cities region combined statistical area was 7.9% as of June 2012, which was slightly below the national and state unemployment rates at that time.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 22.66% of the deposits in Hamblen County, which is the largest market share out of 10 financial institutions with offices in the county at that date; (ii) 0.32% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 27th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 4.96% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 23 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.27% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 18th largest market share out of 31 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

At June 30, 2012, loans with principal balances of $500,000 or more secured by commercial real estate totaled $79.3 million, or 63.9% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $9.9 million, or 86.0% of multi-family loans. At June 30, 2012, 15 commercial real estate loans totaling $4.7 million were nonaccrual loans.

Construction Loans. We originate loans to finance the construction of one- to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2012, $230,000 of our construction loans was for the construction of one- to four-family homes and $318,000 was for the construction of commercial or multi-family real estate. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $350,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

Land Loans. We originate loans secured by unimproved property, including lots for single family homes, raw land, commercial property and agricultural property. We originate both fixed- and adjustable-rate land loans with terms up to 20 years. Adjustable-rate loans are generally based on prime and adjust monthly. Loans secured by unimproved commercial property or for land development generally have five-year terms with a longer amortization schedule.

At June 30, 2012, our largest land loan had an outstanding balance of $3.9 million and was secured by vacant land. At June 30, 2012, loans with principal balances of $500,000 or more secured by unimproved property totaled $12.3 million, or 44.9% of land loans. At June 30, 2012, 15 land loans totaling $2.0 million were nonaccrual loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2012, our regulatory limit on loans to one borrower was $10.6 million. At that date, our largest lending relationship was $9.0 million and consisted of multiple real estate and commercial business loans. These loans were performing according to their original repayment terms at June 30, 2012.

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

At June 30, 2012, our investment portfolio consisted of U.S. agency securities, mortgage-backed securities, municipal securities and corporate securities.

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

Personnel

As of June 30, 2012, we had 123 full-time employees and 19 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2012. The executive officers of Jefferson Federal are:

Name	Age	Position

Anderson L. Smith	64	President and Chief Executive Officer
Douglas H. Rouse	59	Senior Vice President
Jane P. Hutton	53	Senior Vice President and Chief Financial Officer
Eric S. McDaniel	41	Senior Vice President and Chief Information Officer
Janet J. Ketner	59	Executive Vice President of Retail Banking
Anthony J. Carasso	53	President—Knoxville Region
Harvey L. Mitchell	62	President—Tri-Cities Division
John W. Beard, Jr.	59	Executive Vice President and Chief Credit Officer
Gary L. Keys	63	Executive Vice President and Manager, Special Assets

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

Harvey L. Mitchell has been the President of Jefferson Federal’s Tri-Cities Division since May 2012. Mr. Mitchell served as Senior Vice President and Commercial Lending Officer of Jefferson Federal from October 2008 to May 2012. Prior to that time, Mr. Mitchell served as Senior Vice President and Commercial Lending Officer of State of Franklin Savings Bank from August 2007 until State of Franklin Savings Bank was acquired by Jefferson Bancshares in October 2008.

John W. Beard, Jr. has served as Executive Vice President and Chief Credit Officer of Jefferson Federal since May 2012. Mr. Beard served as the President and Chief Executive Officer of Citizens Bank, New Tazewell, Tennessee, from 2008 to May 2012. Prior to that time, Mr. Beard served as a Senior Credit Officer at First Tennessee Bank N.A. from 1992 to 2008.

Gary L. Keys has served as Executive Vice President and Manager, Special Assets of Jefferson Federal since May 2012. Mr. Keys served as Executive Vice President—Lending and Operations at Citizens Bank, New Tazewell, Tennessee, from 2008 to May 2012. Prior to that time, Mr. Keys served as Vice President and Kingsport City Executive and in various other positions at First Tennessee Bank N.A. from 1973 to 2008.

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

Regulation and Supervision of the Company

General. The Company is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by and the enforcement authority of the Federal Reserve Board.

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

On June 7, 2012, the Federal Reserve Board issued a final rule substantially amending the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently approved a similar final rule on June 13, 2012. The final rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2013. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through October 22, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2012 averaged 0.67 basis points of assessable deposits.

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

		Adequately		Significantly
	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized

Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%
___________
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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank is in compliance with these requirements. At June 30, 2012, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Cincinnati, is required to purchase and hold shares of capital stock in the FHLB of Cincinnati. As of June 30, 2012, the Bank held stock in the FHLB of Cincinnati in the amount $4.7 million and was in compliance with the above requirement. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, or financial stress caused by economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Our nonperforming assets expose us to increased risk of loss.

    Our nonperforming assets have increased from historical levels primarily as a result of the recent economic recession. At June 30, 2012, we had total nonperforming assets of $25.2 million, or 4.82% of total assets compared to $18.2 million, or 3.25% of total assets at June 30, 2011.

    Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing. Loans are returned to accrual status when future payments are reasonably assured. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 22.66% of the deposits in Hamblen County, which is the largest market share out of 10 financial institutions with offices in the county at that date; (ii) 0.32% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 27th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 4.96% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 23 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.27% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 18th largest market share out of 31 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2012, $180.9 million, or 55.0%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

We may be required to write down the value of our investment securities if we conclude that a decline in the value in any of our securities is other than temporary.

                We review our investment portfolio periodically to determine whether the fair value is below the current carrying value. If the fair value of any of our investment securities has declined below its carrying value, we are required to determine whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.

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

        On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans and regulating debit card interchange fees. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, it is likely that the provisions of the Dodd-Frank Act will have an adverse impact on our operations, particularly through increased regulatory burden and compliance costs. Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

We are subject to certain risks in connection with our use of technology, including risks associated with systems failures, interruptions, or breaches of security.

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

We conduct our business through our main office, nine full-service branch offices and two limited-service drive-through facilities located in Hamblen, Knox, Sullivan and Washington Counties, Tennessee. We own all of our offices, except for a drive-through facility located in Morristown, Tennessee, the lease on which expires in April 2013. As of June 30, 2012, the total net book value of our offices was $26.4 million. We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.” As of June 30, 2012, Jefferson Bancshares had approximately 646 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,631,989 shares issued and outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2012 and June 30, 2011 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2012
Fourth quarter	$2.47	$1.84	$0.00
Third quarter	2.75	2.00	0.00
Second quarter	2.90	2.18	0.00
First quarter	3.37	2.50	0.00

Year Ended June 30, 2011
Fourth quarter	$3.96	$3.00	$0.00
Third quarter	5.02	3.00	0.00
Second quarter	3.71	2.75	0.00
First quarter	4.39	3.05	0.00

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2012.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 through April 30, 2012	—	$0.00	—	437,802	(1)

May 1, 2012 through May 31, 2012	50	$2.15	50	437,752	(1)

June 1, 2012 through June 30, 2012	—	$0.00	—	437,752	(1)

Total	50	$0.00	50	437,752

(1)
On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below is derived from the audited consolidated financial statements of the Company.

	At or For the Year Ended June 30,
	2012	2011	2010	2009	2008

Financial Condition Data:
Total assets	$522,930	$561,189	$630,770	$662,655	$330,265
Loans receivable, net	322,499	378,587	434,378	498,107	282,483
Cash and cash equivalents,interest-bearing deposits	56,693	40,548	69,303	44,108	17,616
Investment securities	83,483	74,780	62,989	36,544	3,478
Borrowings	45,506	38,887	85,778	91,098	33,000
Deposits	423,882	454,262	479,183	482,167	223,552
Stockholders’ equity	52,629	55,919	56,523	79,505	72,777

Operating Data:
Interest income	$22,432	$26,334	$30,043	$28,175	$20,846
Interest expense	4,570	8,030	11,593	11,619	9,248
Net interest income	17,862	18,304	18,450	16,556	11,598
Provision for loan losses	9,873	4,447	8,809	910	451
Net interest income after provision for loan losses	7,989	13,857	9,641	15,646	11,147
Noninterest income	2,180	3,233	4,034	3,185	1,520
Noninterest expense	16,693	17,411	39,657	14,683	9,889
Earnings before income taxes	(6,524)	(321)	(25,982)	4,148	2,778
Total income taxes	(2,524)	(351)	(1,982)	1,518	1,531
Net earnings	$(4,000)	$30	$(24,000)	$2,630	$1,247

Per Share Data:
Earnings per share, basic	$(0.64)	$0.00	$(3.85)	$0.43	$0.22
Earnings per share, diluted	$(0.64)	$0.00	$(3.85)	$0.43	$0.22
Dividends per share	$0.00	$0.00	$0.03	$0.24	$0.24

	At or For the Year Ended June 30,
	2012	2011	2010	2009	2008

Performance Ratios:
Return on average assets	(0.74%)	0.00%	(3.65)%	0.48%	0.37%

Return on average equity	(7.37)	0.05	(29.65)	3.40	1.69

Interest rate spread (1)	3.60	3.21	3.04	3.23	3.00

Net interest margin (2)	3.72	3.35	3.22	3.46	3.73

Noninterest expense to average assets (5)	3.10	2.86	2.72	2.67	2.94

Efficiency ratio (3) (5)	83.38	85.71	83.93	76.57	75.38

Average interest-earning assets to average interest-bearing liabilities	111.99	109.61	108.76	110.52	124.75

Dividend payout ratio (4)	0.00	0.00	N/M	55.81	109.09

Capital Ratios:
Tangible capital	8.23	8.50	7.29	7.85	19.57

Core capital	12.17	11.74	10.35	9.57	19.57

Risk-based capital	13.42	13.00	11.61	10.49	24.16

Average equity to average assets	10.07	9.35	12.33	14.09	21.87

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	1.78	2.11	2.17	0.94	0.65

Allowance for loan losses as a percent of nonperforming loans	31.53	99.19	51.38	78.30	609.97

Net charge-offs to average outstanding loans during the period	3.36	1.42	0.83	0.14	0.20

Nonperforming loans as a percent of total loans	5.65	2.13	4.22	1.20	0.11

Nonperforming assets as a percent of total assets	4.82	3.25	4.18	1.43	0.23

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.
(5)	2010 ratios exclude a goodwill impairment charge of $21.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Years Ended June 30, 2012 and 2011

Overview.

	2012	2011
	(Dollars in thousands, except per share data)

Net earnings	$(4,000)	$30
Net earnings per share, basic	$(0.64)	$0.00
Net earnings per share, diluted	$(0.64)	$0.00
Return on average assets	(0.74%)	0.00%
Return on average equity	(7.37%)	0.05%

For the year ended June 30, 2012, the Company reported a net loss of $4.0 million, or $0.64 per diluted share, compared to net income of $30,000, or $0.00 per diluted share, for the year ended June 30, 2011. Financial results for the fiscal year ended June 30, 2012 were negatively impacted by a $9.9 million provision for loan losses compared to a provision of $4.4 million for the fiscal year ended June 30, 2011. The increase in the provision for loan losses was attributable to higher realized and estimated losses.

        Results for fiscal 2011 include impairment charges recorded on collateralized debt obligations that were acquired in connection with the acquisition of State of Franklin Bancshares in October 2008 that reduced net income approximately $515,000.

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2012 and 2011:

	Year Ended June 30,		% Change
	2012	2011	2012/2011

Interest income:
Loans	$20,271	$24,251	(16.4%)
Investment securities	1,900	1,696	12.0
Interest-earning deposits	62	180	(65.6)
FHLB stock	199	207	(3.9)
Total interest income	22,432	26,334	(14.8)

Interest expense:
Deposits	2,965	5,601	(47.1)
Borrowings	1,278	2,111	(39.5)
Subordinated debentures	327	318	2.8
Total interest expense	4,570	8,030	(43.1)

Net interest income	$17,862	$18,304	(2.4%)

Net interest income before loan loss provision decreased $442,000 to $17.9 million for the year ended June 30, 2012. The interest rate spread and net interest margin for the year ended June 30, 2012 were 3.60% and 3.72%, respectively, compared to 3.21% and 3.35%, respectively, for the year ended June 30, 2011.

Total interest income decreased $3.9 million, or 14.8%, to $22.4 million for fiscal 2012 compared to $26.3 million for fiscal 2011 primarily due to a lower volume of interest-earning assets and lower market interest rates. The average volume of earning assets decreased $67.4 million to $481.2 million for fiscal 2012, while the average yield on interest-earning assets decreased 16 basis points to 4.66% compared to fiscal 2011.

Interest on loans decreased $4.0 million, or 16.4%, to $20.3 million for fiscal 2012 as a result of a lower average balance of loans and a lower average yield. The average balance of loans decreased $52.8 million, or 12.7%, to $363.2 million due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. The average yield on loans was 5.57% for fiscal 2012 compared to 5.83% for fiscal 2011.

Interest on investment securities increased to $1.9 million for fiscal 2012 compared to $1.7 million for fiscal 2011. The average balance of investment securities increased $28.3 million to $83.3 million for the fiscal 2012 compared to $55.0 million for fiscal 2011 as excess liquidity has been deployed into the investment portfolio. The average yield on investments decreased to 2.36% for fiscal 2012 compared to 3.23% for fiscal 2011 due to lower market interest rates. A portion of the proceeds from called securities has been reinvested in securities with lower yields. Dividends on Federal Home Loan Bank (“FHLB”) stock were $199,000 for fiscal 2012, compared to $207,000 for fiscal 2011.

Total interest expense decreased $3.4 million to $4.6 million for the year ended June 30, 2012, compared to $8.0 million for the year ended June 30, 2011. The average volume of interest-bearing liabilities decreased $70.8 million, to $429.6 million while the average rate paid on interest-bearing liabilities decreased 54 basis points to 1.06% for fiscal 2012. Interest expense on deposits decreased $2.6 million to $3.0 million for 2012 compared to $5.6 million for fiscal 2011 as a result of lower interest rates combined with a lower average balance of deposits. The average rate paid on deposits decreased 53 basis points to 0.77% for the year ended June 30, 2012. Interest expense on FHLB advances was $1.3 million for fiscal 2012 compared to $2.1 million for fiscal 2011. The average balance of FHLB advances decreased $22.6 million to $37.9 million, as excess liquidity was used to repay FHLB advances during fiscal 2011. The average rate paid on FHLB advances decreased 13 basis points to 3.35% for fiscal 2012 compared to 3.48% for fiscal 2011.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table nonaccrual loan balances and related accrued interest income have been included.

	Year Ended June 30,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans(1)	$363,154	$20,271	5.57%	$415,966	$24,251	5.83%	$468,232	$27,038	5.77%
Investment securities	83,276	1,900	2.36	55,013	1,696	3.23	52,771	2,730	5.32
Daily interest deposits	29,996	62	0.21	72,804	180	0.25	49,710	56	0.11
Other earning assets	4,735	199	4.19	4,735	207	4.37	4,735	219	4.63
Total interest-earning assets	481,161	22,432	4.66	548,518	26,334	4.82	575,448	30,043	5.23

Noninterest-earning assets	57,864	—	—	59,553	—	—	81,293	—	—

Total assets	$539,025	—		$608,071	—		$656,741	—

Interest-bearing liabilities:
Passbook accounts	$97,167	485	0.50	86,581	651	0.75	$84,063	943	1.12%
NOW accounts	48,312	77	0.16	49,609	145	0.29	52,364	220	0.42
Money market accounts	53,797	311	0.58	56,113	521	0.93	52,292	705	1.35
Certificates of deposit	184,352	2,092	1.13	239,551	4,284	1.79	242,793	6,184	2.55
Total interest-bearing deposits	383,628	2,965	0.77	431,854	5,601	1.30	431,512	8,052	1.87

Borrowings	37,906	1,272	3.35	60,459	2,105	3.48	89,241	3,208	3.59
Repurchase agreements	912	6	0.66	1,053	6	0.57	1,378	9	0.65
Subordinated debentures	7,186	327	4.54	7,073	318	4.50	6,962	324	4.65
Total interest-bearing liabilities	$429,632	4,570	1.06	500,439	8,030	1.60	529,093	11,593	2.19

Noninterest-bearing deposits	54,090	—	—	49,503	—	—	45,431	—	—
Other noninterest-bearing liabilities	1,014	—	—	1,284	—	—	1,266	—	—
Total liabilities	484,736			551,226			575,791

Stockholders’ equity	54,289			56,845			80,951
Total liabilities and stockholders’ equity	$539,025			$608,071			$656,741
Net interest income		$17,862			$18,304			$18,450
Interest rate spread			3.60%			3.21%			3.04%
Net interest margin			3.72%			3.35%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.99%			109.61%			108.76%

(1) Average loan balances include nonaccrual loans.

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

	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$(2,981)	$(999)	$(3,980)	$(3,111)	$324	$(2,787)
Investment securities	950	(746)	204	(51)	(983)	(1,034)
Daily interest-bearing deposits and other interest-earning assets	(92)	(34)	(126)	35	77	112
Total interest-earning assets	(2,123)	(1,779)	(3,902)	(3,127)	(582)	(3,709)

Interest expense:
Deposits	(571)	(2,065)	(2,636)	6	(2,457)	(2,451)
Borrowings	(760)	(73)	(833)	(1,007)	(99)	(1,106)
Subordinated debentures	5	4	9	5	(11)	(6)
Total interest-bearing liabilities	(1,326)	(2,134)	(3,460)	(996)	(2,567)	(3,563)
Net change in interest income	$(797)	$355	$(442)	$(2,131)	$1,984	$(147)

Provision for Loan Losses.

The provision for loan losses for fiscal 2012 was $9.9 million compared to a provision of $4.4 million for fiscal 2011. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. Net charge-offs for the year ended June 30, 2012 amounted to $12.2 million compared to $5.9 million for the year ended June 30, 2011. A significant portion of the loan charge-offs during fiscal 2012 were against specific reserves and did not require replenishment of the allowance for loan losses.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2012 to 2011.

	2012	2011	% Change 2012/2011
	(Dollars in Thousands)
Mortgage origination fees	$306	$481	(36.4%)
Service charges and fees	1,106	1,288	(14.1)
Gain on investment securities	50	2,057	(97.6)
Impairment on investment securities	(29)	(835)	(96.5)
Loss on sale of fixed assets	(12)	—	—
Loss on foreclosed real estate	(169)	(681)	(75.2)
BOLI increase in cash value	236	235	0.4
Other	692	688	0.6
Total noninterest income	$2,180	$3,233	(32.6%)

For the year ended June 30, 2012, noninterest income decreased $1.1 million to $2.2 million compared to $3.2 million for fiscal 2011. Gain on investment securities totaled $50,000 for fiscal 2012 compared to $2.1 million for fiscal 2011. Impairment of investment securities totaled $29,000 for fiscal 2012 compared to $835,000 for fiscal 2011. The impairment charge for fiscal 2011 relates to the Company’s holdings in three collateralized debt obligations that were acquired in connection with the acquisition of State of Franklin Bancshares where the decline in value was deemed to be other-than-temporary. Loss on sale of foreclosed property decreased $512,000 to $169,000 for fiscal 2012 compared to $681,000 for fiscal 2011. Service charges and fees decreased $182,000, or 14.1%, to $1.1 million for fiscal 2012 primarily due to lower NSF fees.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2012 to 2011.

	2012	2011	% Change 2012/2011
	(Dollars in Thousands)
Compensation and benefits	$6,209	$6,687	(7.1%)
Occupancy	1,379	1,374	0.4
Equipment and data processing	2,376	2,498	(4.9)
Deposit insurance premiums	811	664	22.1
Advertising	359	376	(4.5)
Professional services	442	449	(1.6)
Valuation adjustment and expenses on OREO	2,374	1,841	29.0
Loss on early extinguishment of debt	—	775	(100.0)
Amortization of intangible assets	441	497	(11.3)
Other	2,302	2,250	2.3
Total noninterest expense	$16,693	$17,411	(4.1%)

For the year ended June 30, 2012, noninterest expense decreased $718,000 to $16.7 million compared to $17.4 million for fiscal 2011. Noninterest expense for the fiscal year ended June 30, 2011 included prepayment penalties of $775,000 incurred on the early payoff of FHLB advances. Compensation expense decreased $478,000, or 7.1%, to $6.2 million for fiscal 2012 compared to fiscal 2011 due to employee attrition. Valuation adjustments and expenses on other real estate owned increased $533,000 to $2.4 million for fiscal 2012 compared to $1.8 million for fiscal 2011.

Income Taxes.

For the year ended June 30, 2012, income tax benefit was $2.5 million compared to a tax benefit of $351,000 for the year ended June 30, 2011.

Balance Sheet Analysis

Loans. Net loans decreased $56.1 million, or 14.8%, to $322.5 million at June 30, 2012 compared to $378.6 million at June 30, 2011. Loan payments and payoffs exceeded loan originations during fiscal 2012 as the downturn in the economy has resulted in weakened loan demand. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2012, real estate loans totaled $290.8 million, or 88.5% of our total loans, compared to $320.9 million, or 82.9% of total loans, at June 30, 2011. Real estate loans decreased $30.1 million, or 9.4%, in fiscal 2012.

        The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$97,182	29.6%	$110,046	28.4%	$136,430	30.7%	$144,659	28.7%	$63,340	22.3%
Home equity lines of credit	18,395	5.6	20,029	5.2	19,768	4.4	22,467	4.5	5,723	2.0
Commercial	127,185	38.7	144,519	37.3	140,024	31.5	159,608	31.7	90,933	32.0
Multi-family	11,564	3.5	14,062	3.6	16,536	3.7	6,584	1.3	4,219	1.5
Construction	548	0.2	2,171	0.6	21,073	4.7	40,831	8.1	19,553	6.9
Land	27,487	8.4	30,053	7.8	37,135	8.4	46,987	9.3	40,862	14.4
Total real estate loans	282,361	85.9	320,880	82.9	370,966	83.5	421,136	83.7	224,630	78.9

Commercial business loans	42,107	12.8	60,497	15.6	66,699	15.0	73,467	14.6	52,037	18.3

Non-real estate loans:
Automobile loans	833	0.3	1,237	0.3	1,848	0.4	2,754	0.5	3,973	1.4
Mobile home loans	3	0.0	13	0.0	23	0.0	43	0.0	60	0.0
Loans secured by deposits	381	0.1	1,268	0.3	1,372	0.3	1,322	0.3	930	0.3
Other consumer loans	2,989	0.9	3,235	0.8	3,566	0.8	4,609	0.9	2,961	1.0
Total non-real estate loans	4,206	1.3	5,753	1.5	6,809	1.5	8,728	1.7	7,924	2.8

Total gross loans	328,674	100.0%	387,130	100.0%	444,474	100.0%	503,331	100.00%	284,591	100.00%

Less:
Deferred loan fees, net	(323)		(362)		(447)		(502)		(272)
Allowance for losses	(5,852)		(8,181)		(9,649)		(4,722)		(1,836)
Total loans receivable, net	$322,499		$378,587		$434,378		$498,107		$282,483

       The following table sets forth certain information at June 30, 2012 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
Amounts due in:	(In thousands)
One year or less	$64,760	$23,003	$2,982	$90,745
More than one to three years	63,081	10,217	1,024	74,322
More than three to five years	52,791	6,201	193	59,185
More than five to 15 years	39,554	2,686	7	42,247
More than 15 years	62,175	—	—	62,175
Total	$282,361	$42,107	$4,206	$328,674

The following table sets forth the dollar amount of all loans at June 30, 2012 that are due after June 30, 2013 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$895	$16,926	$17,821
Home equity lines of credit	18,753	68,623	87,376
Commercial	51,820	33,650	85,470
Multi-family	5,794	4,740	10,534
Construction	10,850	4,582	15,432
Land	769	199	968
Commercial business loans	6,221	12,883	19,104
Consumer loans	1,203	21	1,224
Total	$96,305	$141,624	$237,929

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2012	2011	2010
	(In thousands)

Total loans at beginning of period	$387,130	$444,474	$503,331
Loans originated:
Real estate	21,219	25,706	27,420
Commercial business	6,386	14,051	23,210
Consumer	1,011	1,387	2,008
Total loans originated	28,616	41,144	52,638
Loan principal repayments	(87,072)	(98,488)	(111,495)
Net loan activity	(58,456)	(57,344)	(58,857)
Total gross loans at end of period	$328,674	$387,130	$444,474

Investments. Our investment portfolio consists of U.S. agency securities, mortgage-backed securities, corporate securities, and municipal securities. Investment securities increased $8.7 million to $83.5 million at June 30, 2012 compared to $74.8 million at June 30, 2011 as the result of excess liquidity deployed into the investment portfolio. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.8 million, or $1.1 million net of taxes. The increase in the investment portfolio reflects security purchases totaling $58.3 million, partially offset by sales, paydowns and calls of securities totaling approximately $50.1 million.

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Federal agency securities	$24,033	$24,296	$43,721	$43,949	$31,975	$32,107
Mortgage-backed securities	52,822	54,415	24,551	25,356	5,650	24,313
Municipal securities	4,245	4,563	5,150	5,237	21,812	5,764
Other securities	609	209	613	238	1,597	805
Total	$81,709	$83,483	$74,035	$74,780	$61,034	$62,989

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2012.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Federal agency securities	$12,385	1.42%	$3,018	2.27%	$8,893	2.62%	$24,296	1.97%
Mortgage-backed securities	53	3.76	9,192	1.24	45,051	2.42	54,296	2.22
Municipal securities	350	3.54	1,579	3.26	2,466	3.78	4,395	3.58
Other securities	—	0.00	—	0.00	207	0.00	207	0.00
Total	$12,788	1.49%	$13,789	1.69%	$56,617	2.48%	$83,194	2.20%

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Total deposits decreased $30.4 million, to $423.9 million at June 30, 2012 primarily due to the planned runoff of higher cost certificates of deposit. Certificates of deposit decreased $40.5 million, or 19.2%, to $170.4 million while transaction accounts increased $10.1 million to $253.5 million at June 30, 2012 compared to $243.4 million at June 30, 2011. Management monitors the deposit mix and deposit pricing on a regular basis and has focused on growth in lower cost transaction accounts. Our deposit pricing strategy is to offer competitive rates, but not to offer the highest deposit rates in our markets.

	At June 30,
	2012	2011	2010
	(In thousands)
Noninterest-bearing accounts	$52,436	$54,340	$41,653
NOW accounts	52,958	46,134	58,257
Passbook accounts	96,588	91,637	82,830
Money market deposit accounts	51,492	51,252	56,247
Certificates of deposit	170,408	210,899	240,196
Total	$423,882	$454,262	$479,183

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2012. Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates of Deposit
Maturity Period	(In thousands)

Three months or less	$12,450
Over three through six months	16,707
Over six through twelve months	12,818
Over twelve months	25,527
Total	$67,502

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2012	2011	2010
	(In thousands)
0.01 – 1.00%	$129,619	$82,706	$—
1.01 – 2.00%	36,538	108,257	183,723
2.01 – 3.00%	2,313	8,046	22,211
3.01 – 4.00%	64	4,963	22,273
4.01 – 5.00%	1,874	6,927	11,989
Total	$170,408	$210,899	$240,196

The following table sets forth the amount and maturities of time deposits at June 30, 2012.

	At June 30, 2012
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4 or More Years	Total	Percent of Total Certificate Accounts
	(In Thousands)
0.01 – 1.00%	$115,080	$9,328	$4,217	$786	$208	$129,619	76.1%
1.01 – 2.00%	6,930	17,866	10,013	213	1,516	36,538	21.4
2.01 – 3.00%	1,764	463	86	—	—	2,313	1.4
3.01 – 4.00%	30	34	—	—	—	64	0.0
4.01 – 5.00%	1,227	647	—	—	—	1,874	1.1
Total	$125,031	$28,338	$14,316	$999	$1,724	$170,408	100.0%

Borrowings. We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances remained relatively stable at $37.9 million at June 30, 2012 compared to June 30, 2011. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end	$37,936	$85,104	$90,269
Average advances outstanding	$37,906	$60,459	$89,241
Weighted average interest rate during the period	2.77%	3.48%	3.59%
Balance outstanding at end of period	$37,863	$37,942	$84,834
Weighted average interest rate at end of period	2.77%	2.77%	4.08%

Stockholders’ Equity. Stockholders’ equity was $52.6 million at June 30, 2012 compared to $55.9 million at June 30, 2011. The Bank’s total risk-based capital ratio was 13.42% at June 30, 2012, compared to 13.00% at June 30, 2011. During the year ended June 30, 2012, there were 2,534 shares of Company common stock purchased through the Company’s stock repurchase program at a cost of $7,000. At June 30, 2012, an additional 437,752 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2012, the adjustment to stockholders’ equity was a net unrealized gain of $1.1 million compared to a net unrealized gain of $459,000 at June 30, 2011.

Allowance for Loan Losses and Asset Quality

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish reserves against losses on loans on a monthly basis. When additional reserves are necessary, a provision for loan losses is charged to earnings.

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses. The methodology segments loans with similar risk characteristics. Management performs a monthly assessment of the allowance for loan losses based on the nature and volume of the loan portfolio, the amount of impaired and classified loans and historical loan loss experience. In addition, management considers other qualitative factors, including delinquency trends, economic conditions and loan considerations.

The Tennessee Department of Financial Institutions and the FDIC, as an integral part of their examination process, periodically review our allowance for loan losses. The Tennessee Department of Financial Institutions and FDIC may require us to make additional provisions for loan losses based on judgments different from ours.

The allowance for loan losses decreased $2.3 million to $5.9 million at June 30, 2012. Primarily as a result of management’s evaluation of credit quality and current economic conditions, the provision for loan losses was $9.9 million for fiscal 2012, compared to a provision of $4.4 million for fiscal 2011. Net charge-offs were $12.2 million for fiscal 2012 compared to $5.9 million for fiscal 2011. Net charge-offs for the fiscal year ended June 30, 2012 were primarily attributable to commercial business loans. At June 30, 2012, our allowance for loan losses represented 1.78% of total gross loans and 31.53% of nonperforming loans, compared to 2.11% of total gross loans and 99.2% of nonperforming loans at June 30, 2011. A significant portion of the loan charge-offs during fiscal 2012 were against specific reserves and did not require replenishment of the allowance for loan losses.

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

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Allowance at beginning of period	$8,181	$9,649	$4,722	$1,836	$1,955
Provision for loan losses	9,873	4,447	8,809	910	451
Reserve for acquired bank	—	—	—	2,577	—
Recoveries:
Real estate loans	12	110	7	22	28
Commercial business loans	897	91	3	29	12
Consumer loans	25	18	51	63	75
Total recoveries	934	219	61	114	115
Charge offs:
Real estate loans	(4,363)	(3,853)	(1,955)	(220)	(497)
Commercial business loans	(8,673)	(2,150)	(1,869)	(327)	(30)
Consumer loans	(100)	(131)	(119)	(168)	(158)
Total charge-offs	(13,136)	(6,134)	(3,943)	(715)	(685)
Net charge-offs	(12,202)	(5,915)	(3,882)	(601)	(570)

Allowance at end of period	$5,852	$8,181	$9,649	$4,722	$1,836

Allowance to nonperforming loans	31.53%	99.19%	51.38%	78.30%	609.97%
Allowance to total gross loans outstanding at the end of the period	1.78%	2.11%	2.17%	0.94%	0.65%
Net charge-offs to average loans outstanding during the period	3.36%	1.42%	0.83%	0.14%	0.20%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate	$3,700	63.2%	85.9%	$6,941	84.8%	80.8%
Commercial business	2,130	36.4	12.8	1,197	14.6	17.7
Consumer	22	0.4	1.3	43	0.5	1.5
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$5,852	100.0%	100.0%	$8,181	100.0%	100.0%

	At June 30,
	2010			2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate	$7,857	81.4%	83.5%	$3,819	80.9%	83.7%	$1,448	78.9%	78.9%
Commercial business	1,675	17.4	15.0	755	16.0	14.6	235	12.8	18.3
Consumer	117	1.2	1.5	148	3.1	1.7	153	8.3	2.8
Unallocated	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$9,649	100.0%	100.0%	$4,722	100.0%	100.0%	$1,836	100.0%	100.0%

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

Nonperforming assets increased to $25.2 million, or 4.82% of total assets, at June 30, 2012, compared to $18.2 million, or 3.25% at June 30, 2011 as a result of an increase in nonaccrual loans. Nonaccrual loans totaled $18.6 million at June 30, 2012 compared to $8.2 million at June 30, 2011. The increase in nonaccrual loans is primarily driven by the real estate segments of the portfolio. Nonaccrual loans with a current payment status were approximately 62% of the balance at June 30, 2012. Foreclosed real estate decreased $3.4 million to $6.1 million at June 30, 2012. At June 30, 2012, foreclosed real estate consisted of 934,000 of single family homes, $1.1 million of vacant land, subdivision developments totaling $3.0 and commercial real estate totaling $1.1 million.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2012, impaired loans totaled $24.4 million.

Troubled debt restructuring (“TDR”) loans were $10.8 million at June 30, 2012. A TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. Troubled debt restructurings are considered to be nonperforming, except for those that have established a sufficient performance history (generally at a minimum of six consecutive months of performance under the restructured terms) under the terms for the restructured loan. The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date. The majority of loans in this category are in compliance with their modified loan terms as of June 30, 2012. The amount of accruing TDR loans totaled $2.3 million at June 30, 2012. Additional information on all of our troubled debt restructurings appears in the troubled debt restructurings table below.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$9,040	$5,401	$17,367	$5,724	$139
Commercial business	1,034	848	1,309	252	162
Consumer	33	41	103	55	—
Total nonaccrual loans	10,107	6,290	18,779	6,031	301

Nonaccrual restructured loans:
Real estate	8,140	1,531	—	—	—
Commercial business	315	427	—	—	—
Consumer	—	—	—	—	—
Total nonaccrual restructured loans	8,455	1,958	—	—	—
Total nonperforming loans	18,562	8,248	18,779	6,031	301

Nonaccrual investments	207	464	731	—	—
Real estate owned	6,075	9,498	6,865	3,328	462
Other nonperforming assets(1)	348	1	—	106	5
Total nonperforming assets	$25,192	$18,211	$26,375	$9,465	$768

Accruing restructured loans	$2,304	$13,821	$—	$—	$—

Accruing restructured loans and nonperforming loans	$20,866	$22,069	$18,779	$6,031	$301

Total nonperforming loans to total loans	5.65%	2.13%	4.22%	1.20%	0.11%

Total nonperforming loans to total assets	3.55%	1.47%	2.98%	0.91%	0.09%

Total nonperforming assets to total assets	4.82%	3.25%	4.18%	1.43%	0.23%

(1) Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the years ended June 30, 2012, and 2011 had nonaccruing loans and accruing restructured loans been current according to their original terms was $1.2 million and $1.1 million, respectively. Interest related to nonaccrual loans or accruing restructured loans totaling $162,000 and $169,000 was included in interest income for the years ended June 30, 2012 and 2011, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2012	2011	2010
	(In thousands)

Substandard assets	$28,886	$35,153	$30,747
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$28,886	$35,153	$30,747

At each of the dates in the above table, substandard assets consisted of nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $11.8 million, $27.4 million and $13.3 million at June 30, 2012, 2011 and 2010, respectively. At June 30, 2012, we also had $30.4 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2012		2011		2010
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Real estate loans	$1,381	$372	$3,006	$449	$2,665	$1,612
Commercial business loans	133	—	137	808	647	207
Consumer loans	17	—	24	—	104	7
Total	$1,531	$372	$3,167	$1,257	$3,416	$1,826

At June 30, 2012, 2011 and 2010, delinquent loans consisted primarily of loans secured by commercial and residential real estate.

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

        Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $3.0 million and interest-bearing deposits totaled $53.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $83.5 million at June 30, 2012. At June 30, 2012, approximately $13.0 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Atlanta, and other correspondent banks. At June 30, 2012, borrowing capacity with the FHLB totaled $52.7 million based on pledged collateral, of which $15.0 million was unused. For the year ended June 30, 2012, FHLB advances remained relatively unchanged at $37.9 million compared to June 30, 2011. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At June 30, 2012, the Company had approximately $16.1 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains unsecured federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

At June 30, 2012, we had 8.5 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2012 totaled $125.0 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2012.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Federal Home Loan Bank advances	$37,863	$—	$32,075	$—	$5,788
Subordinated debentures	10,001	—	—	—	10,001
Capital lease obligations	—	—	—	—	—
Operating lease obligations	28	19	9	—	—
Purchase obligations	2,784	1,062	1,710	12	—
Total	$50,676	$1,081	$33,794	$12	$15,789

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2012, we originated $28.6 million of loans. In fiscal 2011, we originated $41.1 million of loans and in fiscal 2010 we originated $52.6 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $30.4 million in the year ended June 30, 2012, a net decrease in total deposits of $24.9 million for the year ended June 30, 2011 and a net decrease in total deposits of $3.0 million for the year ended June 30, 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advance activity reflected a decrease of $79,000 at June 30, 2012 and a decrease of $46.9 million and $5.5 million at June 30, 2011 and 2010, respectively.

We are subject to various regulatory capital requirements administered by the federal prompt corrective action regulations, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation of the Bank—Capital Requirements.”

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

For the three months and year ended June 30, 2012, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of New Accounting Pronouncements

The impact of new accounting pronouncements is discussed in Note 4 to the Company’s Audited Consolidated Financial Statements beginning on page F-1 and incorporated herein by reference.

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

Qualitative Aspects of Market Risk. Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, we actively originate adjustable-rate mortgage loans for retention in our loan portfolio. These loans generally reprice beginning after five years and annually thereafter. Most of our residential adjustable-rate mortgage loans may not adjust downward below their initial interest rate. Although historically we have been successful in originating adjustable-rate mortgage loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers’ preferences. This product enables us to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. In recent years, we have used investment securities with terms of seven years or less and mortgage-backed securities to help manage interest rate risk. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

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

Quantitative Aspects of Market Risk. We monitor the impact of changes in interest rates on our net interest income and present value of equity using rate shock analysis. The present value of equity is defined as the present value of assets minus the present value of liabilities. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

The following table presents the estimated impact on net interest income and equity due to immediate changes in interest rates at the specified levels at June 30, 2012:

	Change In:
Change in Interest Rates (In Basis Points)	Net Interest Income		Economic Value of Equity
	$ Change	% Change	Market Value	Change
400	$19,492	15.3%	$67,495	(4.4)%
300	18,403	8.9	67,331	(4.7)
200	17,391	2.9	68,105	(3.6)
100	16,895	(0.1)	69,607	(1.4)
No change	16,904	0.0	70,617	0.0
(100)	16,292	(3.6)%	69,689	(1.3)%

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 49.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business—Executive Officers of the Registrant.” The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

      The following table provides information as of June 30, 2012 for compensation plans under which equity securities may be issued. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	340,638	$13.69	358,112
Equity compensation plans not approved by security holders	––		––
Total	340,638		$358,112

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	The exhibits and financial statement schedules filed as a part of this report are as follows:

		•	Report of Independent Registered Public Accounting Firm.

		•	Consolidated Balance Sheets for the Years Ended June 30, 2012 and 2011.

		•	Consolidated Statements of Earnings for the Years Ended June 30, 2012 and 2011.

		•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2012 and 2011.

		•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011.

		•	Notes to Consolidated Financial Statements.

	(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

	(3)	Exhibits

3.1	Charter of Jefferson Bancshares, Inc. (1)
3.2	Bylaws of Jefferson Bancshares, Inc. (2)
4.1	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)
4.2
No long-term debt instrument issued by Jefferson Bancshares, Inc. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Jefferson Bancshares, Inc. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (3)
10.2	Employment Agreement between John W. Beard, Jr., Jefferson Bancshares, Inc. and Jefferson Federal Bank*
10.3	Employment Agreement between Gary L. Keys, Jefferson Bancshares, Inc. and Jefferson Federal Bank*
10.4	Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (4)
10.5	Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan* (1)
10.6	1995 Jefferson Federal Savings and Loan Association Stock Option Plan* (1)
10.7	Jefferson Federal Bank Supplemental Executive Retirement Plan* (1)
10.8	Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan* (5)
11.0	Statement re: computation of per share earnings (6)
21.0	List of Subsidiaries
23.0	Consent of Craine, Thompson & Jones, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan, contract or arrangement.
**	To be furnished by amendment.
(1)	Incorporated herein by reference from the Exhibits to Registration Statement on Form S-1 and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K, filed on October 26, 2007.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(4)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(5)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(6)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements beginning on page F-11.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 21, 2012	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith	President, Chief Executive	September 21, 2012
Anderson L. Smith	Officer and Director
(principal executive officer)

/s/ Jane P. Hutton	Chief Financial Officer,	September 21, 2012
Jane P. Hutton	Treasurer and Secretary
(principal financial and accounting officer)

/s/ H. Scott Reams	Director	September 21, 2012
H. Scott Reams

/s/ Dr. Jack E. Campbell	Director	September 21, 2012
Dr. Jack E. Campbell

/s/ Dr. Terry M. Brimer	Director	September 21, 2012
Dr. Terry M. Brimer

/s/ William T. Hale	Director	September 21, 2012
William T. Hale

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2012 based on the specified criteria. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Jefferson Bancshares, Inc. and Subsidiaries
Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Craine, Thompson & Jones, P.C.

Morristown, Tennessee
September 7, 2012

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,
	2012	2011

Assets

Cash and cash equivalents	$3,043	$5,327
Interest-earning deposits	53,650	35,221
Investment securities classified as available for sale, net	83,483	74,780
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,861	6,625
Loans receivable, net of allowance for loan losses of $5,852 and $8,181	322,499	378,587
Loans held-for-sale	381	—
Premises and equipment, net	26,361	26,617
Foreclosed real estate, net	6,075	9,498
Accrued interest receivable:
Investments	383	311
Loans receivable	1,192	1,521
Deferred tax asset	10,676	9,009
Core deposit intangible	1,537	1,978
Other assets	2,054	6,980

Total Assets	$522,930	$561,189

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$52,436	$54,340
Interest-bearing	371,446	399,922
Repurchase agreements	398	945
Federal Home Loan Bank advances	37,863	37,942
Subordinated debentures	7,245	7,133
Other liabilities	913	4,988
Accrued income taxes	—	—
Total liabilities	470,301	505,270

Commitments and contingent liabilities	—	—

Stockholders’ equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,631,989 and 6,634,523 shares outstanding at June 30, 2012 and 2011, respectively	92	92
Additional paid-in capital	78,571	78,895
Unearned ESOP shares	(2,809)	(3,241)
Unearned compensation	(1,046)	(1,019)
Accumulated other comprehensive income	1,095	459
Retained earnings	8,067	12,067
Treasury stock, at cost (2,550,383 and 2,547,849 shares)	(31,341)	(31,334)
Total stockholders’ equity	52,629	55,919

Total liabilities and stockholders’ equity	$522,930	$561,189

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in Thousands Except Per Share Amounts)

	Year Ended June 30,
	2012	2011

Interest income:
Interest on loans receivable	$20,271	$24,251
Interest on investment securities	1,900	1,696
Other interest	261	387
Total interest income	22,432	26,334

Interest expense:
Deposits	2,965	5,601
Securities sold under repurchase agreements	6	6
Advances from FHLB	1,272	2,105
Subordinated debentures	327	318
Total interest expense	4,570	8,030

Net interest income	17,862	18,304
Provision for loan losses	9,873	4,447
Net interest income after provision for loan losses	7,989	13,857

Noninterest income:
Mortgage origination income	306	481
Service charges and fees	1,106	1,288
Loss on sale of fixed assets	(12)	—
Gain on investment securities, net	50	2,057
Impairment of investment securities	(29)	(835)
Loss on sale of foreclosed real estate, net	(169)	(681)
BOLI increase in cash value	236	235
Other	692	688
Total noninterest income	2,180	3,233

Noninterest expense:
Compensation and benefits	6,209	6,687
Occupancy expense	1,379	1,374
Equipment and data processing expense	2,376	2,498
DIF deposit insurance premiums	811	664
Advertising	359	376
Professional services	442	449
Valuation adjustment and expenses on other real estate owned	2,374	1,841
Amortization of intangible assets	441	497
Loss on early extinguishment of debt	—	775
Other	2,302	2,250
Total noninterest expense	16,693	17,411

Earnings (loss) before income taxes	(6,524)	(321)

Income taxes:
Current	—	(14)
Deferred	(2,524)	(337)
Total income taxes	(2,524)	(351)

Net earnings (loss)	$(4,000)	$30

Net earnings (loss) per share, basic	$(0.64)	$—
Net earnings (loss) per share, diluted	$(0.64)	$—

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2010	$92	$79,175	$(3,673)	$(1,053)	$1,206	$12,023	$(31,247)	$56,523

Comprehensive income:
Net earnings	—	—	—	—	—	30	—	30
Investment securities, available for sale:
Unrealized losses during period, net of taxes of ($692)	—	—	—	—	(1,115)	—	—	(1,115)
Reclassification for realized losses included in net income, net of taxes of $228	—	—	—	—	368	—	—	368
Total comprehensive income	—	—	—	—	—	—	—	(717)

Dividends used for ESOP payment	—	—	—	—	—	14	—	14
Dividends used for MRP and ESOP expenses	—	—	—	—	—	—	—	—
Shares committed to be released by the ESOP	—	(280)	432	—	—	—	—	152
Earned portion of stock grants	—	—	—	34	—	—	—	34
Purchase of common stock (24,689 shares)	—	—	—	—	—	—	(87)	(87)

Balance at June 30, 2011	92	78,895	(3,241)	(1,019)	459	12,067	(31,334)	55,919

Comprehensive income:
Net loss	—	—	—	—	—	(4,000)	—	(4,000)
Investment securities, available for sale:
Unrealized gains during period, net of taxes of $501					808
Reclassification for realized gains included in net income, net of taxes of ($107)	—	—	—	—	(172)	—	—	—
Total comprehensive loss	—	—	—	—	—	—	—	(4,000)
Dividends used for ESOP payment
Shares committed to be released by the ESOP	—	(324)	432	—	—	—	—	108
Earned portion of stock grants	—	—	—	(27)	—	—	—	(27)
Purchase of common stock (2,534 shares)	—	—	—	—	—	—	(7)	(7)

Balance at June 30, 2012	$92	$78,571	$(2,809)	$(1,046)	$1,095	$8,067	$(31,341)	$52,629

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(4,000)	$30
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	109	152
Depreciation and amortization expense	1,854	1,236
Amortization of premiums (discounts), net on investment securities	572	97
Provision for loan losses	9,873	4,447
(Gain) loss on sale of fixed assets	12	(1)
(Gain) on sale of investment securities and mortgage-backed securities, net	(21)	(395)
Amortization of deferred loan fees, net	(169)	(271)
Loss on sale of foreclosed real estate, net	169	680
Deferred tax benefit	(2,524)	(338)
Originations of mortgage loans held for sale	(13,759)	(18,393)
Proceeds from sale of mortgage loans	13,378	19,546
Increase in cash value of life insurance	(236)	(235)
Earned portion of MRP	(27)	35
Decrease (increase) in:
Accrued interest receivable	257	168
Other assets	4,925	(2,562)
Increase (decrease) in other liabilities and accrued income taxes	(4,074)	2,722
Net cash provided by (used for) operating activities	6,339	6,918

Cash flows used for investing activities:
Loan originations, net of principal collections	45,910	43,588
Investment securities classified as available for sale:
Purchased	(58,320)	(82,500)
Proceeds from sale	3,619	12,406
Proceeds from maturities, calls and prepayments	46,479	57,390
Purchase of premises and equipment	(825)	(201)
Proceeds from the sale of fixed assets	14	23
Proceeds from sale of (additions to) foreclosed real estate, net	3,845	4,901
Net cash provided by (used for) investing activities	40,722	35,607

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Continued)

Cash flows from financing activities:
Net increase (decrease) in deposits	(30,337)	(24,871)
Net increase (decrease) in repurchase agreements	(547)	1
Proceeds from advances from FHLB	—	309
Repayment of FHLB advances	(25)	(46,632)
Purchase of treasury stock	(7)	(87)
Net cash provided by (used for) financing activities	(30,916)	(71,280)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	16,145	(28,755)
Cash, cash equivalents and interest-earning deposits at beginning of period	40,548	69,303

Cash, cash equivalents and interest-earning deposits at end of period	$56,693	$40,548

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$3,067	$5,555
Interest on borrowed funds	$1,050	$2,372
Interest on subordinated debentures	$215	$206
Income taxes	$—	$206
Real estate acquired in settlement of loans	$2,936	$12,269

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012 and 2011
 (Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Jefferson Bancshares, Inc. (the Company), is the holding company for Jefferson Federal Bank (the “Bank”).  The Company’s common stock is listed on the NASDAQ Global Market under the symbol JFBI.

The Company provides a variety of financial services to individuals and small businesses through its offices in Tennessee.  Its primary deposit products are transaction accounts and term certificate accounts and its lending products are commercial and residential mortgages and, to a lesser extent, consumer loans.

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

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.
For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions, interest-bearing deposits in other depository institutions and fed funds sold with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $53,650 and $35,221 at June 30, 2012 and 2011, respectively.

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

The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent.  All interest accrued but not collected for loans placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method until the loan is returned to accrual status. Loans are returned to accrual status when future payments are reasonably assured.

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

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses. Loans are grouped into pools based on loan type. Loan pools include residential mortgage loans, multi-family loans, construction and land development loans, non-residential real estate loans (owner occupied and non-owner occupied), commercial loans, consumer loans, HELOC and junior liens. Commercial business loans and loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans. In addition, loans secured by commercial real estate are more likely to be negatively impacted by adverse conditions in the real estate market or the economy. Management utilizes a loan grading system and assigns a loan grade of “Pass”, “Watch”, “Special

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mention”, “Substandard”, “Doubtful” or “Loss” based on risk characteristics of loans.  Lending staff reviews the loan grades of customers on a regular basis and makes changes as needed given that the creditworthiness of customers may change over time.

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

Specific valuation allowances are established for impaired loans.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  A specific reserve represents the difference between the recorded value of the loan and either its estimated fair value less estimated disposition costs, or the net present value as determined by a discounted cash flow analysis.  On a quarterly basis, management evaluates individual loans which have an outstanding principal balance of $250,000 or more and which are classified as either substandard, doubtful or loss according to the loan grading policy for impairment.  Troubled debt restructurings (“TDRs”) are also considered to be impaired, except for those that have been performing under the new terms for at least six consecutive months.

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02  in determining if a borrower is experiencing financial difficulties and if a concession has been granted.  The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances.  A TDR may be non-accruing or it may accrue interest.  A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months.  The Bank’s TDRs totaled $10.8 million and $15.8 million at June 30, 2012 and 2011, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent. All interest accrued but not collected for loans placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method until the loan is returned to accrual status. Loans are returned to accrual status when future payments are reasonably assured. Payments received on non-accrual loans are applied to the remaining principal balance of the loans.

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

The Company has expensed all outstanding options in prior years.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Core Deposit Intangible – The core deposit intangible (CDI) is an asset arising from the acquisition of State of Franklin Bank. The CDI was initially measured at fair value and then amortized using an accelerated method over 10 years. The core deposit intangible asset is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Segment Reporting – The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.  The Company operates primarily in Tennessee.  Management makes operating decisions and assesses performance based on an ongoing review of the Company’s financial results.  Therefore, the Company has a single operating segment for financial reporting purposes.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Home Loan Bank and Federal Reserve Bank.  At June 30, 2012 and 2011, these reserve balances amounted to $4,408 and $4,133, respectively.

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

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011

Weighted average number of common shares used in computing basic earnings per common share	6,243,347	6,216,249

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,243,347	6,216,249

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-02 – In April 2011, the FASB issued Accounting Standard Update 2011-02, A Creditor’s Determination for Determining Whether a Restructuring is a Troubled Debt Restructuring. This Update applies to both public and non-public companies. Clarification is provided regarding the guidance as to whether a creditor has granted a concession that constitutes a troubled debt restructuring and the creditor’s evaluation of whether a debtor is experiencing financial difficulties, especially when there is no default on payments. For public entities, the Update is effective for the first interim or annual period beginning on or after June 30, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. Effective date for non-public entities is for periods beginning on or after December 15, 2011, including interim periods within those annual periods. Early adoption is permitted for both public and non-public entities.

In the third quarter of 2010, the SEC amended its rules and forms to reflect the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permanently exempts non-accelerated filers from the requirement of Section 404 (b) of the Sarbanes-Oxley Act to include in annual reports filed with the SEC the auditor’s attestation report on management’s assessment of internal control over financial reporting. This rule was effective September 21, 2010, and the Company’s 2012 annual reporting is subject to the exemption.

ASU 2011-04 – In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The objective of this update is to provide guidance to ensure that fair value has the same meaning in U.S Generally Accepted Accounting Principles and International Financial Reporting Standards and their respective fair value measurement and disclosure requirements are the same. This Update explains how to measure fair value and does not require additional fair value measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is not permitted. The ASU is not expected to have a material impact on the Company’s financial statements.

ASU 2011-05 – In June 2011, The FASB issued Accounting Standard Update 2011-05, Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The ASU is not expected to have a material impact on the Company’s financial statements.

ASU 2011-12 – In December 2011, the FASB issue. Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this Update is to defer the effective date of the provision in ASU 2011-05 related to the reclassification of items out of accumulated other comprehensive income. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The effective date of these amendments is the same as the effective date of ASU 2011-05 above. All other requirements of ASU 2011-05 are not affected by this Update. The ASU is not expected to have a material impact on the Company’s financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$24,033	$263	$—	$24,296
Mortgage-backed securities	52,822	1,658	(65)	54,415
Municipal securities	4,245	318		4,563
Other securities	609	—	(400)	209
Total securities available-for-sale	$81,709	$2,239	$(465)	$83,483

Weighted-average rate	2.20%

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$43,721	$228	$—	$43,949
Mortgage-backed securities	24,551	861	(56)	25,356
Municipal securities	5,150	112	(25)	5,237
Other securities	613	—	(375)	238
Total securities available-for-sale	$74,035	$1,201	$(456)	$74,780

Weighted-average rate	2.35%

Investment securities with a carrying value of $13,021 and $19,389 were pledged to secure public funds, repurchase agreements and/or advances from the Federal Home Loan Bank at June 30, 2012 and 2011, respectively.

At June 30, 2012, the Company held no securities of any single issue (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Federal agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	2,100	(9)	569	(56)	2,669	(65)
Municipal securities			—	—	—	—
Other securities	—	—	207	(400)	207	(400)
	$2,100	$(9)	$776	$(456)	$2,876	$(465)

June 30, 2011
Federal agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,412	(15)	727	(41)	2,139	(56)
Municipal securities	1,457	(25)	—	—	1,457	(25)
Other securities	—	—	233	(375)	233	(375)
	$2,869	$(40)	$960	$(416)	$3,829	$(456)

The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The Company has recognized all of the foregoing unrealized losses in other comprehensive income. Other-than-temporary impairment charges for the year ending June 30, 2012 totaled $29. The charge off is due to a calculated credit loss. Unrealized losses on all securities as shown above are considered to be temporary in nature.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $9 for these four GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Private-Label Residential Mortgage-Backed Securities - The unrealized loss of $56 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Other Securities – The unrealized loss of $400 on this CDO was a result of updated variables and inputs that comprise the model used in the annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REIT’s, real estate operating companies and homebuilding companies. The CDO security is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012.

Maturities of debt securities at June 30, 2012 are summarized as follows:

			Weighted
		Fair	Average
	Cost	Value	Yield

Within 1 year	$283	$287	2.68%
Over 1 year through 5 years	12,615	12,788	1.49%
After 5 years through 10 years	13,480	13,789	1.69%
Over 10 years	55,331	56,619	2.48%

	$81,709	$83,483	2.20%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Years Ended June 30,
	2012	2011

Proceeds from sales	$3,619	$13,110

Gross realized gains	$156	$1,269
Gross realized losses	(135)	(40)
Net gains (losses) from sales	$21	$1,229

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2012	2011
Real estate loans:
Residential one-to four-family	$97,182	$110,046
Multi-family	11,564	14,062
Construction	548	2,171
Commercial	127,185	144,519
Land	27,487	30,053
Home equity line of credit	18,395	20,029

Total real estate loans	282,361	320,880

Commercial business loans	42,107	60,497

Consumer Loans:
Loans secured by deposit accounts	381	1,268
Other consumer loans	2,989	3,235
Loans secured by automobiles	833	1,237
Mobile home loans	3	13

Total non-real estate loans	4,206	5,753

Total gross loans	328,674	387,130

Less:
Deferred loan fees, net	(323)	(362)
Allowance for losses	(5,852)	(8,181)
Loans receivable, net	$322,499	$378,587

Weighted average rate	5.82%	6.00%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2012	2011

Impaired loans without a valuation allowance	$12,359	$10,659
Impaired loans with a valution allowance	12,051	20,544
Total impaired loans	$24,410	$31,203

Valuation allowance for impaired loans	$2,861	$5,688

Total non-accrual loans	$18,562	$8,248

Average investment in impaired loans	$30,415	$33,955
Interest income recognized on impaired loans	$825	$1,068

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

The following is a table summarizing the activity in the allowance for loan losses for the year ending June 30, 2012:

	Resid. Mtg.	Multi-Family	Constr. & Land Dev.	Non-resid real estate	Owner Occupied	Comm’l	HELOC / Junior Liens	Cons-umer	Total

Allowance for Credit Losses:
Balance at June 30, 2011	$1,543	$1,858	$803	$1,934	$803	$1,197	$—	$43	$8,181
Charge Offs	(366)	(2,491)	(146)	(1,106)	(224)	(8,673)	(30)	(100)	(13,136)
Recoveries	8	—	4	—	—	897	—	25	934
Provision	(486)	1,229	116	219	(232)	8,709	264	54	9,873
Balance at June 30, 2012	$699	$596	$777	$1,047	$347	$2,130	$234	$22	$5,852

Ending balance, Individually Evaluated	$280	$91	$547	$703	$69	$1,046	$125	$—	$2,861
Ending balance, Collectively Evaluated	$419	$505	$230	$344	$278	$1,084	$109	$22	$2,991

Loans:

Balance at June 30, 2012	$98,596	$11,564	$28,635	$50,854	$73,251	$42,115	$19,462	$4,197	$328,674

Ending balance, Individually Evaluated	$1,659	$629	$1,191	$4,632	$715	$3,053	$172	$—	$12,051
Ending balance, Collectively Evaluated	$96,937	$10,935	$27,444	$46,222	$72,536	$39,062	$19,290	$4,197	$316,623

The following table is an aging analysis of the loan portfolio:

	30-59 days past due	60-89 days past due	90 or more days past due and still accruing	Non-accrual	Total past due	Total Current	Total loans receivable

Residential Mortgage	$464	$173	$—	$5,148	$5,785	$92,811	$98,596
Multi-family	98	—	—	5,232	5,330	6,234	11,564
Construction/land development	378	23	—	2,014	2,415	26,220	28,635
Non-residential real estate	—	176	—	3,208	3,384	47,470	50,854
Owner occupied	330	—	—	1,468	1,798	71,453	73,251
Commercial	133	—	—	1,348	1,481	40,634	42,115
HELOC and Jr. Lien	111	—	—	110	221	19,241	19,462
Consumer	17	—	—	34	51	4,146	4,197

Total	$1,531	$372	$—	$18,562	$20,465	$308,209	$328,674

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

The following table summarizes the credit risk profile by internally assigned grade:

	Resid. Mtg.	Multi-family	Const and land dev.	Non-residential real estate	Owner occupied	Comm’l	HELOC / Junior Liens	Consumer	Total
Grade:
Pass	$87,340	$5,605	$23,915	$29,076	$64,831	$37,164	$17,656	$3,741	$269,328
Watch	2,937	—	2,040	15,559	6,413	1,397	572	420	29,338
Special mention	—	—	—	1,122	—	—	—	—	1,122
Substandard	8,319	5,959	2,680	5,097	2,007	3,554	1,234	36	28,886
Doubtful	—	—	—	—		—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$98,596	$11,564	$28,635	$50,854	$73,251	$42,115	$19,462	$4,197	$328,674

The following table summarizes the composition of impaired loans, the associated specific reserves and interest income recognized on impaired loans:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$1,379	$1,659	$(280)	$49
Multi-family	538	629	(91)	48
Construction and land development	644	1,191	(547)	54
Non-residential real estate	3,929	4,632	(703)	60
Owner occupied	646	715	(69)	—
Commercial	2,007	3,053	(1,046)	161
Heloc and junior lien	47	172	(125)	7
Consumer	—	—	—	—
Total	$9,190	$12,051	$(2,861)	$379

With no related allowance:
Residential Mortgage	$1,583	$1,583	$—	$88
Multi-family	5,258	5,258	—	98
Construction and land development	1,233	1,233	—	44
Non-residential real estate	2,926	2,926	—	182
Owner occupied	601	601	—	10
Commercial	85	85	—	2
Heloc and junior lien	673	673		22
Consumer	—	—	—	—
Total	$12,359	$12,359	$—	$446

Total:
Residential Mortgage	$2,962	$3,242	$(280)	$137
Multi-family	5,796	5,887	(91)	146
Construction and land development	1,877	2,424	(547)	98
Non-residential real estate	6,855	7,558	(703)	242
Owner occupied	1,247	1,316	(69)	10
Commercial	2,092	3,138	(1,046)	163
Heloc and junior lien	720	845	(125)	29
Consumer	—	—	—	—
Total	$21,549	$24,410	$(2,861)	$825

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of June 30, 2012:

	June 30, 2012
	Accrual	Non-accrual	Number	Total
	Status	Status	of Loans	TDRs

Residential Mortgage	$899	$519	6	$1,418
Multi-family	629	5,232	2	5,861
Construction and land development	152	32	2	184
Non-residential real estate	—	1,967	1	1,967
Owner occupied	330	390	3	720
Commercial	122	315	3	437
HELOC and Junior Lien	172	—	1	172
Total	$2,304	$8,455	18	$10,759

The following table presents newly restructured loans with concessions related to loan balances that occurred during the year ended June 30, 2012:

	Year Ended June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Multi-family	2	$7,775	$5,284
Non-residential real estate	1	3,025	2,000
Total	3	$10,800	$7,284

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance at June 30, 2011	$745

Additions	110
Reclassifications	(10)
Repayments	(6)

Balance at June 30, 2012	$839

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2012	2011

Land	$6,772	$6,239
Office building	21,982	21,862
Furniture and equipment	5,704	5,625
	34,458	33,726
Less: accumulated depreciation and amortization	8,097	7,109
	$26,361	$26,617

Depreciation expense for the years ended June 30, 2012 and 2011 was $1,055 and $1,117, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2012, pertaining to real property, future minimum payments are as follows:

For the Year Ended

2013	$19
2014	9

$28

Lease expense for June 30, 2012 and 2011 was $49 and $59, respectively.

The Company has also entered into a service contract for data processing services.  Future minimum payments under this agreement are as follows:

For the Year Ended
2013	$1,062
2014	1,058
2015	652
2016	12

$2,784

Data processing service expense for June 30, 2012 and 2011 was $1,075 and $1,113, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 8 - DEPOSITS

Deposits are summarized as follows:

	June 30,
	2012	2011

Non-interest bearing accounts	$52,436	$54,340
NOW accounts, 0.12% and 0.26%, respectively	52,958	46,134
Savings accounts, 0.23% and 0.67%, respectively	96,588	91,637
Money market accounts, 0.23% and 0.79%, respectively	51,492	51,252
Total transaction accounts	$253,474	$243,363
Certificates:
0.00 - 1.00%	$129,619	$82,706
1.01 - 2.00%	36,538	108,257
2.01 - 3.00%	2,313	8,046
3.01 - 4.00%	64	4,963
4.01 - 5.00%	1,874	6,927
Total Certificates, 0.91% and 1.46%, respectively	170,408	210,899

Total Deposits	$423,882	$454,262

Weighted-average rate - deposits	0.46%	0.92%

The aggregate amount of time deposits in denominations of $100 or more was $67,502 and $89,659, respectively, at June 30, 2012 and 2011.

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits. Deposit amounts in excess of $250,000 are generally not federally insured.

The total amount of overdrafts reclassified as loans was $75 and $200, respectively, at June 30, 2012 and 2011.

At June 30, 2012, the scheduled maturities of time deposits are as follows:

2013	$125,031
2014	28,338
2015	14,316
2016	999
2017	1,724

Total	$170,408

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 8 – DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	June 30,
	2012	2011

NOW	$77	$145
Savings	485	651
MMA	311	521
Certificates	2,092	4,284
	2,965	5,601
Less: penalties	—	—

Total	$2,965	$5,601

NOTE 9 - FHLB ADVANCES

At June 30, 2012, the Company’s fixed-rate FHLB advances had interest rates that ranged from 1.66% to 3.93% with a weighted average rate of 2.77% and 2.77% at June 30, 2012 and 2011, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by a Blanket Mortgage Collateral Agreement. The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $52,687 and an additional borrowing capacity of $15,032 at June 30, 2012. Outstanding advances were $37,863 and $37,942 at June 30, 2012 and 2011, respectively. Advances are payable at the maturity dates and prepayment penalties are required if paid before maturity.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 9 - FHLB ADVANCES (CONTINUED)

Maturities and weighted average rates of fixed rate FHLB advances at June 30, 2012 and 2011 are as follows:

	Amount		Weighted Avg Rate
	2012	2011	2012	2011

Fixed Rate Advances Maturing:

Less than 1 year	$—	$—	0.00%	0.00%
1 to 2 years	26,993	—	2.34%	0.00%
2 to 3 years	5,082	26,989	3.93%	2.34%
3 to 4 years	—	5,115	0.00%	3.93%
4 to 5 years	—	—	0.00%	0.00%
5 to 10 years	5,134	5,159	3.90%	3.90%
After 10 years	654	679	2.66%	2.66%

Total FHLB Advances	$37,863	$37,942	2.77%	2.77%

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances. For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction. The Company qualifies as a small bank and is using the experience method. As of June 30, 2012, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates.

Income taxes are summarized as follows:

	Years Ending June 30,
	2012	2011
Current taxes:
Federal income	$—	$(14)
State excise	—	—
	—	(14)
Deferred taxes
Federal income	(2,229)	(299)
State excise	(295)	(38)
	(2,524)	(337)

	$(2,524)	$(351)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings
	Before Income Taxes
	Years Ending June 30,
	2012	2011

Tax at statutory rate	(34.0%)	(34.0%)
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	(4.3)	—
Increase in BOLI cash value	(1.4)	(24.9)
Additional ESOP compensation	(2.0)	(46.0)
Other, net	3.0	(4.6)
		—
Effective tax rate	(38.7%)	(109.5%)

The provisions of GAAP related to income taxes require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts. There were no excess reserves at June 30, 2012 and 2011. The Company’s base year tax bad debt reserve is $1,312. The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements. The deferred tax valuation allowance is related to a capital loss carryforward that can only be used to offset capital gains.

The Company acquired a tax net operating loss (NOL) carryforward from its acquisition of State of Franklin. A deferred tax benefit was recorded for the portion deemed usable over its statutory remaining life (initially 20 years). The expiration date of the remaining NOL carryforward of $10,560 is June 30, 2029.

A deferred tax benefit of $14 was recorded for the remaining 2010 NOL of $36. This NOL’s remaining life is eighteen years and management believes it will be utilized in full prior to expiration. A deferred tax benefit of $2,305 has been recorded for the prior year NOL of $6,021. The NOL’s remaining life is nineteen years and management believes it will be utilized in full prior to expiration.

For the current year, a deferred tax benefit of $3,018 has been recorded for the NOL of $7,883. The NOL’s remaining life is twenty years and management believes it will be utilized in full prior to expiration.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are summarized as follows:

	June 30,
	2012	2011
Deferred tax liabilities:
FHLB stock dividends	$(959)	$(960)
Depreciation	(27)	(94)
FHLB advance restructuring penalty	(181)	(289)
Allowance for “available-for-sale” securities	(679)	(285)
	(1,846)	(1,628)

Deferred tax assets:
Fair value adjustment from acquisition,net	533	672
Subsequent writedowns on foreclosed property	831	168
Nonaccrual interest on securities	48	55
NOL carryforward	8,023	5,848
Deferred loan fees, net	124	138
MRP compensation	—	21
Stock options	—	169
Deferred compensation	55	50
Allowance for losses on loans	2,908	3,472
Capital loss on Silverton Bank Stock	141	141
Charge-offs not recognized for tax purposes	—	44
Gross deferred tax asets	12,663	10,778
Valuation allowance	(141)	(141)
Deferred tax asset	12,522	10,637

Net deferred tax asset	$10,676	$9,009

NOTE 11 – EMPLOYEE BENEFIT PLANS

401 (K) RETIREMENT PLAN. The Company has a defined contribution pension plan covering all employees having attained the age of 20 and one-half and completing six months of service. Normal retirement date is the participant’s sixty-fifth birthday.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN. The Bank maintains an Employee Stock Ownership Plan (ESOP). On July 1, 2003, the ESOP purchased 670,089 shares of Jefferson Bancshares, Inc. from proceeds provided by the Company in the form of a loan. Thus, the ESOP is considered a leveraged plan. Employees are eligible for participation in the plan upon attaining 20 and one-half years of age and completing six consecutive calendar months during which they have performed at least 500 hours of service. Each plan year, the Bank may, in its discretion, make a contribution to the plan; however, at a minimum, the Bank has agreed to make as a contribution the amount necessary to service the debt incurred to acquire the stock.

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

ESOP compensation expense was $109 and $152 for the years ended June 30, 2012 and 2011. The original number of shares committed was 670,089 and 43,207 were released during the years ended June 30, 2012 and 2011, respectively. The 302,446 remaining unearned shares had an approximate fair market value of $744 at June 30, 2012.

The Bank has also established a SERP to provide for supplemental retirement benefits with respect to the ESOP. The plan provides certain executives with benefits that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP but for such limitations. The Plan was amended in 2007 to change the first allocation period to December 31, 2007. Compensation expense under the SERP was $(2) and $0 for the years ended June 30, 2012 and 2011, respectively.

STOCK COMPENSATION PLANS. The Company maintains stock-based benefit plans under which certain employees and directors are eligible to receive restricted stock grants or options. Under the 2005 Stock-Based Benefit Plan, the maximum number of shares that may be granted as restricted stock is 279,500, and a maximum of 698,750 shares may be issued through the exercise of non-statutory or incentive stock options. The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006. Restrictions on the grants lapse in annual increments over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2012 and 2011 was $(27) and $35, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2012		2011
		Weighted-		Weighted-
		average		average
	Shares	exercise price	Shares	exercise price

Outstanding at beginning of period	525,287	$12.69	551,490	$12.74
Granted during the twelve-month period	—	—	—	—
Options exercised	—		—
Options forfeited	(184,649)	10.85	(26,203)	13.69
Outstanding at end of year	340,638	$13.69	525,287	$12.69
Options exercisable at end of year	340,638	$13.69	525,287	$12.69

Information pertaining to options outstanding at June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$13.01 - $14.00	$340,638	$1.58	$13.69	$340,638	$13.69

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2012 and 2011, that the Bank met all capital adequacy requirements to which it was subject.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2012 and 2011 are also presented in the table.

						Minimum To Be Well
			Minmimum Required			Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
At June 30, 2012

Total Risk-Based Capital
(To Risk Weighted Assets)	$46,815	13.42%	$27,900	≥	8.0%	$34,875	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	42,437	12.17%	13,950	≥	4.0%	20,925	≥	6.0%

Tier 1 Capital
(To Average Assets)	42,437	8.23%	20,634	≥	4.0%	25,792	≥	5.0%

At June 30, 2011

Total Risk-Based Capital
(To Risk Weighted Assets)	$52,254	13.00%	$32,168	≥	8.0%	$40,210	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	47,189	11.74%	16,084	≥	4.0%	24,126	≥	6.0%

Tier 1 Capital
(To Average Assets)	47,189	8.50%	22,208	≥	4.0%	27,760	≥	5.0%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2012	2011

GAAP Capital	$56,290	$59,337
Adjustments:
Deferred Taxes	(11,221)	(9,711)
Unrealized gains	(1,095)	(459)
Disallowed intangibles	(1,537)	(1,978)

Core, Tangible and Tier 1 Capital	42,437	47,189

Adjustments:
Allowance for losses	4,378	5,065

Total Capital	$46,815	$52,254

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

At June 30, 2012, the Bank’s retained earnings available for the payment of dividends was $0. Accordingly, $57,232 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2012. Funds available for loans or advances by the Bank to the Company amounted to $5,629.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company’s customers and generally expire in ninety days or less. There were no commitments at June 30, 2012 to originate adjustable-rate mortgage loans or to originate fixed-rate mortgage loans with a term of twenty years or less. The Company has $4,454 in unfunded letters of credit and $31,409 in unfunded lines of credit at June 30, 2012. The Company also has $8,452 in commitments to fund residential construction, commercial real estate construction and land development loans at June 30, 2012.

The Company has entered into an employment agreements with its President and CEO Anderson L. Smith and two other officers. Agreement stipulations are terms, duties, compensation and performance bonuses and provides remedies for all parties upon certain events occurring. Mr. Smith’s agreement provides for deferred compensation upon attaining the age of 65.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

Balance Sheet	June 30, 2012

Assets
Cash and due from banks	$659
Investment securities classified as available for sale, net	2
Investment in common stock of Jefferson Federal Bank	56,290
Investment in common stock of State of Franklin Statutory Trust II	1
Loan receivable from ESOP	3,529
Other assets	88
Total assets	$60,569

Liabilities and Stockholders’ Equity
Accrued expenses	$148
Other liabilities	546
Subordinated debentures	7,246
Stockholders’ equity	52,629
Total liabilities and stockholders’ equity	$60,569

Year Ended
Statement of Income	June 30, 2012

Dividends from Jefferson Federal Bank	$—
Interest income	150
Other income	3
Total income	153

Interest expense	330
Other operating expenses	214

Loss before income taxes and equity in undistributed net income of Jefferson Federal Bank	(391)

Income tax	(156)
(235)

Equity in undistributed earnings (loss) of subsidiaries	(3,765)

Net loss	$(4,000)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended
Statement of Cash Flows	June 30, 2012

Cash flows from operating activities:
Net loss	$(4,000)

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed (earnings) loss of subsidiaries	3,765
Deferred tax expense	(156)
Amortization/accretion of intangibles	112
Increase in other assets	8
Increase in other liabilities	115

Net cash used in operations	(156)
Cash flows from investing activities:
Return of principal on loan to ESOP	430

Net cash provided by investing activities	430

Cash flows from financing activities:
Purchase of treasury stock	(7)

Net cash used in financing activities	(7)

Net increase in cash and cash equivalents	267
Cash and cash equivalents at beginning of year	392

Cash and cash equivalents at end of year	$659

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 18 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012

Interest income	$6,120	$5,775	$5,302	$5,235
Interest expense	1,355	1,203	1,073	939
Net interest income	4,765	4,572	4,229	4,296

Provision for loan losses	2,986	5,687	600	600
Net interest income after provision for loan losses	1,779	(1,115)	3,629	3,696
Noninterest income	603	578	508	491
Noninterest expense	4,020	5,095	3,772	3,806
Earnings (loss) before income taxes	(1,638)	(5,632)	365	381
Income taxes	(680)	(1,965)	31	90
Net earnings (loss)	$(958)	$(3,667)	$334	$291

Earnings (loss) per share, basic	$(0.15)	$(0.59)	$0.05	$0.05
Earnings (loss) per share, diluted	$(0.15)	$(0.59)	$0.05	$0.05

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011

Interest income	$6,856	$6,630	$6,565	$6,283
Interest expense	2,508	2,198	1,818	1,506
Net interest income	4,348	4,432	4,747	4,777

Provision for loan losses	—	950	1,400	2,097
Net interest income after provision for loan losses	4,348	3,482	3,347	2,680
Noninterest income	390	1,444	1,697	(298)
Noninterest expense	4,353	4,387	4,635	4,036
Earnings (loss) before income taxes	385	539	409	(1,654)
Income taxes	126	180	149	(806)
Net earnings (loss)	$259	$359	$260	$(848)

Earnings (loss) per share, basic	$0.04	$0.06	$0.04	$(0.14)
Earnings (loss) per share, diluted	$0.04	$0.06	$0.04	$(0.14)

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

June 30, 2012
Total Carrying
				Amount in	Assets/Liabilities
	Fair Value Measurement Using			Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Securities available for sale	$—	$82,738	$745	$83,483	$83,483

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 20 – FAIR VALUE DISCLOSURES (CONTINUED)

The following table below presents, for the year ending June 30, 2012, the changes in level 3 assets that are measured at fair value on a recurring basis:

			Other		Transfers
	Balance at	Net	Comprehensive		In or Out	Balance at
	June 30 2011	Income	Income	Sales	of Level 3	June 30, 2012

Securities available for sale	$3,248	$(29)	$(174)	$(2,300)	$—	$745

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2012 are included in the table below.

	June 30, 2012
				Total Gains
	Fair Value Measurement Using			(Losses)
Description	Level 1	Level 2	Level 3

Impaired Loans	$—	$—	$21,549	$(1,509)

Individual loans with a carrying amount of $24,410 were written down to their fair value of $21,549 resulting in an impairment charge of $2,861 of which $1,509 was charged to earnings for the period. Loans applicable to write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 20 – FAIR VALUE DISCLOSURES (CONTINUED)

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	June 30, 2012		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$56,693	$56,693	$40,548	$40,548
Available-for-sale securities	83,483	83,483	74,780	74,780
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable	322,499	330,664	378,587	379,787
Accrued interest receivable	1,575	1,575	1,832	1,832
Loans held-for-sale	381	381	—	—

Financial liabilities:
Deposits	(423,882)	(424,523)	(454,262)	(455,106)
Borrowed funds	(38,261)	(40,064)	(38,887)	(40,718)
Subordinated debentures	(7,245)	(4,200)	(7,133)	(6,277)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	8,452	—	11,932
Unused letters of credit	—	4,454	—	4,809
Unused lines of credit	—	31,409	—	34,362

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks and interest-earning deposits with banks - The carrying amounts for these assets approximates fair value.

Investment securities – See the discussion presented on Page 36 concerning assets measured at fair value on a recurring basis.

Federal Home Loan Bank stock - The fair value for FHLB stock is the carrying value due to restrictions placed on transferability.

Loans held-for-sale – The fair value of loans held-for-sale is the carrying value since these loans have a commitment to be purchased by a third party.

Loans receivable, net - the fair value is based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and for similar maturities. The estimated fair value of loans is adjusted for the allowance for loan losses.

Accrued interest receivable - The carrying amounts of accrued interest receivable approximate fair value.
.
Bank-owned life insurance - The carrying value of this asset is the cash surrender value, which approximates fair value.

Deposits - The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair value of time deposits is estimated using discounted cash flow analyses. The discount rate is estimated using rates currently offered for deposits of similar remaining maturities.

Borrowed Money - The estimated fair value of debt is based on current rates for similar financing.

Subordinated debt - The fair value for subordinated debt is estimated based on a third party indication of fair value at the respective dates.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 21 – CORE DEPOSIT INTANGIBLE (CDI)

CDI is composed of the following:

	June 30,
	2012	2011

Beginning balance of core deposit intangible	$1,978	$2,475
Less: Accumulated amortization	(441)	(497)

Core deposit intangible, net	$1,537	$1,978

CDI is amortized using an accelerated method over 10 years.

Future amortization of CDI is as follows:

Year Ending June 30,

2013	$386
2014	330
2015	275
2016	219
2017	163
Thereafter	164

Amortization expense related to CDI is $411 and $497 for the years ending June 30, 2012 and 2011, respectively.

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 7, 2012 for potential recognition and disclosure for the year ended June 30, 2012. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.