Form 10-K/A
period 2012-06-30
JEFFERSON BANCSHARES INC
filed 2012-10-16
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, initially filed with the U.S. Securities and Exchange Commission on September 21, 2012 (the “Form 10-K”), is to furnish Exhibit 101.0 to the Form 10-K as required by Rule 405 of Regulation S-T.  Exhibit 101.0 to this Amendment No. 1 to the Form 10-K provides the following items from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in any way the disclosures included in the Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(3)	Exhibits

3.1	Charter of Jefferson Bancshares, Inc. (1)
3.2	Bylaws of Jefferson Bancshares, Inc. (2)
4.1	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)
4.2
No long-term debt instrument issued by Jefferson Bancshares, Inc. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Jefferson Bancshares, Inc. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (3)
10.2	Employment Agreement between John W. Beard, Jr., Jefferson Bancshares, Inc. and Jefferson Federal Bank*^
10.3	Employment Agreement between Gary L. Keys, Jefferson Bancshares, Inc. and Jefferson Federal Bank*^
10.4	Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (4)
10.5	Jefferson Federal Savings and Loan Association of Morristown Employee Severance Compensation Plan* (1)
10.6	1995 Jefferson Federal Savings and Loan Association Stock Option Plan* (1)
10.7	Jefferson Federal Bank Supplemental Executive Retirement Plan* (1)
10.8	Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan* (5)
11.0	Statement re: computation of per share earnings (6)
21.0	List of Subsidiaries^
23.0	Consent of Craine, Thompson & Jones, P.C.^
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer^
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer^
32.0	Section 1350 Certifications^
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

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
^	Previously filed.
(1)	Incorporated herein by reference from the Exhibits to Registration Statement on Form S-1 and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K, filed on October 26, 2007.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(4)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(5)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(6)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: October 16, 2012	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director