Form 10-Q
period 2012-09-30
JEFFERSON BANCSHARES INC
filed 2012-11-14
CIK 1222915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

At November 14, 2012, the registrant had 6,629,753 shares of common stock, $0.01 par value per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Jefferson Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	June 30,
	2012	2012
Assets	(Unaudited)

Cash and cash equivalents	$4,200	$3,043
Interest-earning deposits	43,477	53,650
Investment securities classified as available for sale, net	86,089	83,483
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,921	6,861
Loans receivable, net of allowance for loan losses of $5,761 and $5,852	313,205	322,499
Loans held-for-sale	804	381
Premises and equipment, net	26,150	26,361
Foreclosed real estate, net	6,753	6,075
Accrued interest receivable:
Investments	325	383
Loans receivable	1,180	1,192
Deferred tax asset	10,468	10,676
Core deposit intangible	1,431	1,537
Other assets	1,529	2,054

Total Assets	$507,267	$522,930

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$53,968	$52,436
Interest-bearing	353,386	371,446
Repurchase agreements	664	398
Federal Home Loan Bank advances	37,682	37,863
Subordinated debentures	7,273	7,245
Other liabilities	1,093	913
Accrued income taxes	34	—
Total liabilities	454,100	470,301

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,629,753 shares outstanding at September 30, 2012 and 6,631,989 shares outstanding at June 30, 2012	92	92
Additional paid-in capital	78,489	78,571
Unearned ESOP shares	(2,701)	(2,809)
Unearned compensation	(1,046)	(1,046)
Accumulated other comprehensive income	1,319	1,095
Retained earnings	8,361	8,067
Treasury stock, at cost (2,552,619 and 2,550,383 shares)	(31,347)	(31,341)
Total stockholders’ equity	53,167	52,629

Total liabilities and stockholders’ equity	$507,267	$522,930

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended
	September 30,
	2012	2011

Interest income:
Interest on loans receivable	$4,485	$5,572
Interest on investment securities	410	484
Other interest	74	64
Total interest income	4,969	6,120

Interest expense:
Deposits	444	956
Repurchase agreements	1	2
Advances from FHLB	319	320
Subordinated debentures	82	77
Total interest expense	846	1,355

Net interest income	4,123	4,765
Provision for loan losses	300	2,986
Net interest income after provision for loan losses	3,823	1,779

Noninterest income:
Mortgage origination fee income	146	95
Service charges and fees	253	292
Gain on investments	4	26
Gain (loss) on sale of fixed assets	1	(19)
Loss on sale of foreclosed real estate, net	(156)	(16)
BOLI increase in cash value	60	59
Other	148	166
Total noninterest income	456	603

Noninterest expense:
Compensation and benefits	1,680	1,606
Occupancy expense	362	362
Equipment and data processing expense	599	602
DIF premiums	207	202
Advertising	50	20
Legal and professional services	106	171
Valuation adjustment and expenses on OREO	211	404
Amortization of intangible assets	106	120
Other	585	533
Total noninterest expense	3,906	4,020

Earnings (loss) before income taxes	373	(1,638)

Income taxes:
Current	8	—
Deferred	70	(680)
Total income taxes	78	(680)

Net earnings (loss)	$295	$(958)

Net earnings (loss) per share, basic	$0.05	$(0.15)
Net earnings (loss) per share, diluted	$0.05	$(0.15)

Net earnings (loss)	$295	$(958)

Other comprehensive income, net of income taxes:
Unrealized holding gain during the period, net of deferred income tax provision of $139 and $353, respectively	224	569

Comprehensive income (loss)	$519	$(389)

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2012 and 2011
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2012	$92	$78,571	$(2,809)	$(1,046)	$1,095	$8,067	$(31,341)	$52,629

Net earnings	—	—	—	—	—	294	—	294
Other comprehensive income	—	—	—	—	224	—	—	224
Shares committed to be released by the ESOP	—	(84)	108	—	—	—	—	24
Stock options expensed	—	2	—	—	—	—	—	2
Purchase of common stock (2,236 shares)	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2012	$92	$78,489	$(2,701)	$(1,046)	$1,319	$8,361	$(31,347)	$53,167

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

Net earnings	—	—	—	—	—	(958)	—	(958)
Other comprehensive income	—	—	—	—	569	—	—	569
Shares committed to be released by the ESOP	—	(76)	108	—	—	—	—	32
Purchase of common stock (2,133 shares)	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2011	$92	$78,819	$(3,133)	$(1,019)	$1,028	$11,109	$(31,340)	$55,556

Jefferson Bancshares, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$295	$(958)
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	24	32
Depreciation and amortization expense	459	485
Amortization of premiums (discounts), net on investment securities	141	(71)
Provision for loan losses	300	2,986
Amortization of deferred loan fees, net	(52)	(43)
(Gain) loss on sale of investment securities	(4)	(26)
(Gain) loss on sale of foreclosed real estate, net	156	16
(Gain) loss on sale of fixed assets, net	(1)	19
Deferred tax benefit	70	(680)
Stock options expensed	1	—
Originations of mortgage loans held for sale	(6,436)	(5,661)
Proceeds from sale of mortgage loans	6,013	3,973
Increase in cash value of life insurance	(60)	(59)
Decrease (increase) in:
Accrued interest receivable	70	(3)
Other assets	525	1,304
Increase (decrease) in other liabilities and accrued income taxes	214	(988)
Net cash provided by (used for) operating activities	1,715	326

Cash flows used for investing activities:
Loan originations, net of principal collections	7,254	5,632
Investment securities classifed as available-for-sale:
Proceeds from maturities, calls and prepayments	11,468	30,216
Proceeds from sale	—	—
Purchase of securities	(13,849)	(34,331)
Proceeds from sale of premises and equipment	—	19
Purchase of premises and equipment	(48)	(25)
Proceeds from sale of (additions to) foreclosed real estate, net	877	230
Net cash provided by (used for) investing activities	5,702	1,741

Cash flows from financing activities:
Net decrease in deposits	(16,526)	(10,132)
Net increase (decrease) in repurchase agreements	266	(170)
Repayment of FHLB advances	(167)	(6)
Purchase of treasury stock	(6)	(6)
Net cash provided by (used for) financing activities	(16,433)	(10,314)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(9,016)	(8,247)
Cash, cash equivalents and interest-earning deposits at beginning of period	56,693	40,548

Cash, cash equivalents and interest-earning deposits at end of period	$47,677	$32,301

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$452	$982
Interest on borrowed funds	$263	$263
Interest on subordinated debentures	$54	$49
Income taxes	—	—
Real estate acquired in settlement of loans	$2,112	$1,467

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation
The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 21, 2012 and amended on October 16, 2012. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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
Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the three months ended September 30, 2012, stock options to purchase 360,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares
	Outstanding for the
	Three Months Ended
	September 30,
	2012	2011

Weighted average number of common shares used in computing basic earnings per common share	6,261,233	6,230,266
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,261,233	6,230,266

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

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02 in determining if a borrower is experiencing financial difficulties and if a concession has been granted. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. A TDR may be non-accruing or it may accrue interest. A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months. The Bank’s TDRs totaled $10.1 million at September 30, 2012 compared to $10.8 million at June 30, 2012.

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of September 30, 2012:

	September 30, 2012
	Accrual	Non-accrual	Total
	Status	Status	TDRs

Residential Mortgage	$896	$170	$1,066
Multi-family	628	5,155	5,783
Construction and land development	—	32	32
Non-residential real estate	—	1,933	1,933
Owner occupied	327	388	715
Commercial	122	306	428
HELOC and Junior Lien	171	—	171
Total	$2,144	$7,984	$10,128

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

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2012:

	Resid. Mtg	Multi-family	Constr and land dev.	Non-residential real estate	Owner occupied	Comm’l	HELOC and junior lien	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2012	$699	$596	$777	$1,047	$347	$2,130	$234	$22	$5,852
Charge Offs	(465)	—	—	—	—	(312)	—	(6)	(783)
Recoveries	—	—	2	—	5	382	—	3	392
Provision	457	72	229	(207)	(30)	(322)	98	3	300
Balance at September 30, 2012	$691	$668	$1,008	$840	$322	$1,878	$332	$22	$5,761

Ending balance, Individually Evaluated	$287	$429	$446	$513	$68	$854	$238	$—	$2,835
Ending balance, Collectively Evaluated	$404	$239	$562	$327	$254	$1,024	$94	$22	$2,926

Loans:
Balance at September 30, 2012	$91,244	$11,310	$29,751	$48,836	$71,408	$43,983	$18,215	$4,512	$319,259

Ending balance, Individually Evaluated	$1,944	$5,783	$880	$3,356	$708	$2,739	$281	$—	$15,691
Ending balance, Collectively Evaluated	$89,300	$5,527	$28,871	$45,480	$70,700	$41,244	$17,934	$4,512	$303,568

The following table is an aging analysis of the loan portfolio at September 30, 2012:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$292	$—	$3,724	$4,016	$87,228	$91,244
Multi-family	92	4	5,155	5,251	6,059	11,310
Construction/land development	457	43	2,118	2,618	27,133	29,751
Non-residential real estate	2,465	—	3,327	5,792	43,044	48,836
Owner occupied	444	—	1,439	1,883	69,525	71,408
Commercial	114	90	1,254	1,458	42,525	43,983
HELOC and Junior Lien	75	—	231	306	17,909	18,215
Consumer	35	—	5	40	4,472	4,512

Total	$3,974	$137	$17,253	$21,364	$297,895	$319,259

The following table summarizes the credit risk profile by internally assigned grade at September 30, 2012:

	Residential Mortgage	Multi-family	Constr and land dev.	Non- residential real estate	Owner occupied	Comm’l	HELOC and Junior Lien	Consumer	Total

Grade:
Pass	$82,333	$5,431	$25,507	$29,116	$63,073	$39,312	$16,713	$4,086	$265,571
Watch	2,269	—	1,444	13,564	6,361	1,319	89	414	25,460
Special mention	—	—	—	—	—	—	—	—	—
Substandard	6,642	5,879	2,800	6,156	1,974	3,352	1,413	12	28,228
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$91,244	$11,310	$29,751	$48,836	$71,408	$43,983	$18,215	$4,512	$319,259

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at September 30, 2012:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$1,657	$1,944	$287	$10
Multi-family	5,353	5,783	429	15
Construction and land development	434	880	446	5
Non-residential real estate	2,843	3,356	513	3
Owner occupied	640	708	68	—
Commercial	1,885	2,739	854	57
HELOC and Junior Lien	44	281	238	2
Consumer	—	—	—	—
Total	$12,856	$15,691	$2,835	$92

With no related allowance:
Residential Mortgage	$1,476	$1,476	$—	$22
Multi-family	—	—	—	—
Construction and land development	1,758	1,758	—	6
Non-residential real estate	3,390	3,390	—	41
Owner occupied	585	585	—	—
Commercial	816	816	—	—
HELOC and Junior Lien	673	673		5
Consumer	—	—	—	—
Total	$8,698	$8,698	$—	$74

Total:
Residential Mortgage	$3,133	$3,420	$287	$32
Multi-family	5,353	5,783	429	15
Construction and land development	2,192	2,638	446	11
Non-residential real estate	6,233	6,746	513	44
Owner occupied	1,225	1,293	68	—
Commercial	2,701	3,555	854	57
HELOC and Jr Lien	717	954	238	7
Consumer	—	—	—	—
Total	$21,554	$24,389	$2,835	$166

Average impaired loans for the three months ended September 30, 2012	$24,625

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

At September 30, 2012, we had approximately $10.4 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $4.5 million in unused letters of credit and approximately $30.5 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of September 30, 2012.

	Three Months Ended
	September 30, 2012

		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	340,638	$13.69
Granted during the three-month period	20,000	$1.97
Options forfeited	—	—
Options exercised	—	—
Outstanding at September 30, 2012	360,638	$13.04

Options exercisable at September 30, 2012	340,638	$13.69

The following information applies to options outstanding at September 30, 2012:

Number outstanding	360,638
Range of exercise prices	$1.97 - $13.69
Weighted-average exercise price	$13.04
Weighted-average remaining contractual life	1.8
Number of options remaining for future issuance	338,112

During the three months ended September 30, 2012, the Company granted 20,000 stock options. The fair value of stock options granted is amortized as compensation expense on a straight-line basis over the five year vesting period of the grant. Compensation expense related to stock options was approximately $1,300 for the three months ended September 30, 2012. The estimated fair value of stock options was determined using the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on a U.S. Government obligation, with a term equal to the expected life of the options at the grant date. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

(10)	Investment Securities

Investment securities are summarized as follows:

At September 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$17,016	$253	$—	$17,269
Mortgage-backed	59,720	2,018	(42)	61,696
Municipals	6,607	345	(38)	6,914
Other Securities	609	—	(399)	210
Total securities available-for-sale	$83,952	$2,616	$(479)	$86,089

Weighted-average rate	2.00%

Pledged at September 30, 2012	$12,917

At June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$24,033	$263	$—	$24,296
Mortgage-backed	52,822	1,658	(65)	54,415
Municipals	4,245	318	—	4,563
Other Securities	609	—	(400)	209
Total securities available-for-sale	$81,709	$2,239	$(465)	$83,483

Weighted-average rate	2.20%

Pledged at June 30, 2012	$13,021

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
September 30, 2012
Federal agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	3,575	(8)	460	(34)	4,035	(42)
Municipal securities	1,965	(38)	—	—	1,965	(38)
Other securities	—	—	210	(399)	210	(399)
	$5,540	$(46)	$670	$(433)	$6,210	$(479)

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

GSE Residential Mortgage-Backed Securities – The unrealized losses of $8,000 for these four GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Private-Label Residential Mortgage-Backed Securities – The unrealized loss of $34,000 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the semi-annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the security would not be settled at a price less than the amortized bases of the Company’s investment. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Municipal Securities – The unrealized losses of $38,000 for these four investments in municipal securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by municipal agencies themselves. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Other Securities – The unrealized loss of $399,000 on this collateralized debt obligation (“CDO”) was a result of updated variables and inputs that comprise the model used in the semi-annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REITs, real estate operating companies and homebuilding companies. The CDO is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012.

Maturities of debt securities at September 30, 2012, are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$285	$288	2.99%
Over 1 year through 5 years	11,373	11,535	1.43%
After 5 years through 10 years	12,792	13,166	1.70%
Over 10 years	59,502	61,100	2.17%
	$83,952	$86,089	2.00%

(11)	Fair Value Disclosures

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

Investment Securities Available for Sale

Level 2 investment securities classified as “available-for-sale” are recorded at fair value on a recurring basis. Fair value measurements are based upon independent pricing models or other model-based valuation techniques with inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities issued by government-sponsored entities, municipal bonds, bonds issued by government agencies, and corporate debt securities. Level 3 investment securities classified as “available-for-sale” are recorded at fair value on at least a semi-annual basis. Fair value measurements are based upon independent pricing models based upon unobservable inputs which require significant management judgment or estimation. Level 3 securities include certain mortgage-backed securities and other debt securities.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	September 30, 2012
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$85,337	$752	$86,089	$86,089

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

	September 30, 2012

Description	Level 1	Level 2	Level 3	Total Gains (Losses)

Impaired Loans	—	—	$21,554	(300)

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2012		June 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$47,677	$47,677	$56,693	$56,693
Available-for-sale securities	86,089	86,089	83,483	83,483
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable, net	313,205	320,424	322,499	330,664
Accrued interest receivable	1,505	1,505	1,575	1,575
Loans held-for-sale	804	804	381	381

Financial liabilities:
Deposits	(407,354)	(401,757)	(423,882)	(424,523)
Borrowed funds	(38,346)	(39,995)	(38,261)	(40,064)
Subordinated debentures	(7,273)	(4,400)	(7,245)	(4,200)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	10,361	—	8,452
Unused letters of credit	—	4,450	—	4,454
Unused lines of credit	—	30,472	—	31,409

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks and interest-earning deposits with banks - The carrying amounts for these assets approximates fair value.

Investment securities – See the discussion presented on Page 19 concerning assets measured at fair value on a recurring basis.

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

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended September 30, 2012. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 21, 2012 and amended on October 16, 2012.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in the reports we file with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2012 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Net Income
For the three months ended September 30, 2012, the Company reported net income of $295,000, or $0.05 per diluted share, compared to a net loss of $958,000, or $0.15 per diluted share, for the quarter ended September 30, 2011. The improvement in net income is primarily due to a decrease in the provision for loan losses more than offsetting a decrease in net interest income.

	Three Months Ended
	September 30,
	2012	2011
	(Dollars in thousands, except per share data)

Net earnings (loss)	$295	$(958)
Net earnings (loss) per share, basic	$0.05	$(0.15)
Net earnings (loss) per share, diluted	$0.05	$(0.15)
Return on average assets (annualized)	0.23%	(0.69%)
Return on average equity (annualized)	2.21%	(6.77%)

Net Interest Income

Net interest income decreased $642,000, or 13.5%, to $4.1 million for the quarter ended September 30, 2012 compared to $4.8 million for the same period in 2011. The interest rate spread and net interest margin for the quarter ended September 30, 2012 were 3.48% and 3.57%, respectively, compared to 3.70% and 3.83%, respectively, for the same period in 2011.

The following table summarizes changes in interest income and expense for the three month periods ended September 30, 2012 and 2011:

	Three Months
	Ended
	September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$4,485	$5,572	$(1,087)	(19.5%)
Investment securities	410	484	(74)	(15.3%)
Interest-earning deposits	24	17	7	41.2%
FHLB stock	50	47	3	6.4%
Total interest income	4,969	6,120	(1,151)	(18.8%)

Interest expense:
Deposits	444	956	(512)	(53.6%)
Repurchase Agreements	1	2	(1)	(50.0%)
Borrowings	319	320	(1)	(0.3%)
Subordinated Notes & Debentures	82	77	5	6.5%
Total interest expense	846	1,355	(509)	(37.6%)

Net interest income	$4,123	$4,765	$(642)	(13.5%)

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Loans	$327,245	5.44%	$381,474	5.79%
Investment securities	83,961	2.01%	81,570	2.44%
Interest-earning deposits	43,283	0.22%	27,819	0.24%
FHLB stock	4,735	4.19%	4,735	3.94%
Deposits	361,490	0.49%	395,917	0.96%
FHLB advances	37,831	3.35%	37,936	3.35%
Repurchase agreements	833	0.48%	1,009	0.79%
Subordinated debentures	7,256	4.48%	7,143	4.28%

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

	Three Months
	Ended September 30,
	2012 Compared to 2011
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(758)	$(329)	$(1,087)
Investment securities	37	(111)	(74)
Daily interest-earning deposits and other interest-earning assets	9	1	10
Total interest-earning assets	(712)	(439)	(1,151)

Interest expense:
Deposits	(77)	(435)	(512)
FHLB advances	(1)	—	(1)
Repurchase agreements	—	(1)	(1)
Subordinatd debentures	1	4	5
Total interest-bearing liabilities	(77)	(432)	(509)
Net change in interest income	$(635)	$(7)	$(642)

Total interest income decreased $1.2 million, or 18.8%, to $5.0 million for the three months ended September 30, 2012 primarily due to a lower volume of interest-earning assets and a lower average yield. The average balance of interest-earning assets declined $36.4 million, or 7.3%, to $459.2 million for the three months ended September 30, 2012 compared to $495.6 million for the same period in 2011, due primarily to declines in average loan balances.

The average yield on interest-earning assets was 4.31% for the three months ended September 30, 2012 compared to 4.91% for the same period in 2011.

Interest on loans decreased $1.1 million, or 19.5%, to $4.5 million for the three months ended September 30, 2012 due to a lower average balance of loans and a lower average yield. The average balance of loans decreased $54.2 million, or 14.2%, to $327.2 million for the three months ended September 30, 2012, due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 5.44% for the three months ended September 30, 2012 compared to 5.79% for the same period in 2011.

Interest on investment securities was $410,000 for the three months ended September 30, 2012 compared to $484,000 for the same period in 2011. The average balance of investment securities increased $2.4 million to $84.0 million for the three months ended September 30, 2012 compared to $81.6 million for the corresponding period in 2011. The average yield on investment securities decreased to 2.01% for the three months ended September 30, 2012 compared to 2.44% for the same period in 2011 due to lower interest rates.

Total interest expense decreased $509,000 to $846,000 for the three months ended September 30, 2012 compared to $1.4 million for the corresponding period in 2011 primarily due to lower interest rates and a lower average balance on deposits. The average rate paid on deposits was 0.49% for the three months ended September 30, 2012, compared to 0.96% for the same period in 2011 due to downward repricing of interest bearing deposits in the current low interest rate environment.

Provision for Loan Losses
The provision for loan losses for the three months ended September 30, 2012 was $300,000, compared to a provision of $3.0 million for the comparable period in 2011. Net charge-offs for the three months ended September 30, 2012 were $391,000 compared to $963,000 for the comparable period in 2011. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income
Noninterest income decreased $147,000, or 24.4%, to $456,000 for the three months ended September 30, 2012 compared to $603,000 for the same period in 2011, due primarily to a $140,000 increase in loss on sale of foreclosed real estate. Mortgage origination fee income increased $51,000, or 53.7%, to $146,000 due to higher demand for residential mortgage refinancing.

The following table summarizes the dollar amounts for each category of noninterest income, and the dollar and percent changes for the three months ended September 30, 2012 compared to the same period in 2011.

	Three Months Ended
	September 30,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$146	$95	$51	53.7%
Service charges and fees	253	292	(39)	(13.4%)
Gain (loss) on sale of fixed assets	1	(19)	20	(105.3%)
Gain on investment securities	4	26	(22)	(84.6%)
Loss on sale of foreclosed real estate, net	(156)	(16)	(140)	875.0%
BOLI increase in cash value	60	59	1	1.7%
Other	148	166	(18)	(10.8%)
Total noninterest income	$456	$603	$(147)	(24.4%)

Noninterest Expense
Total noninterest expense decreased $114,000, or 2.8%, to $3.9 million for the three months ended September 30, 2012 compared to $4.0 million for the corresponding period in 2011 due primarily to a decrease in valuation adjustments and expenses on other real estate owned of $193,000, or 47.8%. Compensation and benefits increased $74,000, or 4.6%, to $1.7 million due to increases in commissions, salary expense, bonus accruals, and health insurance costs.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2012 compared to the same period in 2011.

	Three Months Ended
	September 30,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,680	$1,606	$74	4.6%
Occupancy expense	362	362	—	0.0%
Equipment and data processing expense	599	602	(3)	(0.5%)
Deposit insurance premiums	207	202	5	2.5%
Advertising	50	20	30	150.0%
Professional services	106	171	(65)	(38.0%)
Valuation adjustment and expenses on OREO	211	404	(193)	(47.8%)
Amortization of intangible assets	106	120	(14)	(11.7%)
Other	585	533	52	9.8%
Total noninterest expense	$3,906	$4,020	$(114)	(2.8%)

Income Taxes
Income tax expense for the three months ended September 30, 2012 was $78,000 compared to a tax benefit of $680,000 for the same period in 2011 due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits
Cash, cash equivalents, and interest-earning deposits decreased $9.0 million to $47.7 million at September 30, 2012 compared to $56.7 million at June 30, 2012.

Investments
The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities increased to $86.1 million at September 30, 2012 compared to $83.5 million at June 30, 2012. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $2.1 million, or $1.3 million net of taxes, at September 30, 2012.

Loans
Net loans decreased $9.3 million, or 2.9%, to $313.2 million at September 30, 2012, compared to $322.5 million at June 30, 2012, primarily due to reduced loan demand combined with normal paydowns on existing loans. Reduced loan demand is primarily the result of continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At		At
	September 30,		June 30,
	2012		2012
		Percent		Percent	$	%
	Amount	of Portfolio	Amount	of Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$93,446	29.3%	$97,182	29.6%	$(3,736)	(3.8%)
Home equity line of credit	17,226	5.4%	18,395	5.6%	(1,169)	(6.4%)
Commercial	120,539	37.8%	127,185	38.7%	(6,646)	(5.2%)
Multi-family	11,310	3.5%	11,564	3.5%	(254)	(2.2%)
Construction	1,320	0.4%	548	0.2%	772	140.9%
Land	26,923	8.4%	27,487	8.4%	(564)	(2.1%)

Total real estate loans	270,764	84.8%	282,361	85.9%	(11,597)	(4.1%)

Commercial business loans	44,074	13.8%	42,107	12.8%	1,967	4.7%

Consumer loans:
Automobile loans	747	0.2%	833	0.3%	(86)	(10.3%)
Mobile home loans	2	0.0%	3	0.0%	(1)	(33.3%)
Loans secured by deposits	379	0.1%	381	0.1%	(2)	(0.5%)
Other consumer loans	3,293	1.0%	2,989	0.9%	304	10.2%

Total consumer loans	4,421	1.4%	4,206	1.3%	215	5.1%

Total gross loans	319,259	100.0%	328,674	100.0%	(9,415)	(2.9%)

Less:
Deferred loan fees, net	(293)		(323)		30	(9.3%)
Allowance for losses	(5,761)		(5,852)		91	(1.6%)
Loans receivable, net	$313,205		$322,499		$(9,294)	(2.9%)

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

The allowance for loan losses was $5.8 million at September 30, 2012 compared to $5.9 million at June 30, 2012. Our allowance for loan losses represented 1.80% of total loans and 33.39% of nonperforming loans at September 30, 2012 compared to 1.78% of total loans and 31.53% of nonperforming loans at June 30, 2012.

	Three Months Ended
	September 30,
	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$5,852	$8,181
Provision for loan losses	300	2,986
Recoveries	392	40
Charge-offs	(783)	(1,003)
Net charge-offs	(391)	(963)
Allowance at end of period	$5,761	$10,204

Net charge-offs to average outstanding loans during the period, annualized	0.48%	1.01%

Nonperforming Assets
We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets totaled $24.7 million, or 4.87% of total assets, at September 30, 2012, compared to $25.2 million, or 4.82% of total assets, at June 30, 2012. Nonaccrual loans totaled $17.3 million at September 30, 2012 compared to $18.6 million at June 30, 2012. Nonaccrual loans with a current payment status represented approximately 64% of total nonaccrual loans at September 30, 2012. Troubled debt restructuring (“TDR”) loans were $10.1 million at September 30, 2012 compared to $10.8 million at June 30, 2012. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The amount of accruing TDR loans totaled $2.1 million at September 30, 2012 as compared to $2.3 million at June 30, 2012. Foreclosed real estate amounted to $6.8 million at September 30, 2012 compared to $6.1 million at June 30, 2012. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at September 30, 2012 consisted of vacant land totaling $1.1 million, residential property totaling $2.1 million, subdivision developments totaling $3.0 million and commercial real estate totaling $519,000.

	September 30,	June 30,
	2012	2012
	(Dollars in thousands
Nonaccrual loans:
Real estate	$8,315	$9,040
Commercial business	948	1,034
Consumer	5	33
Total nonaccrual loans	9,268	10,107

Nonaccrual restructured loans:
Real estate	7,678	8,140
Commercial business	306	315
Consumer	—	—
Total nonaccrual restructured loans	7,984	8,455
Total nonperforming loans	17,252	18,562

Nonaccrual investments	668	207
Real estate owned	6,753	6,075
Other nonperforming assets	31	348

Total nonperforming assets	$24,704	$25,192

Accruing restructured loans	$2,144	$2,304

Accruing restructured loans and nonperforming loans	$19,396	$20,866

Total nonperforming loans to total loans	5.40%	5.65%
Total nonperforming loans to total assets	3.40%	3.55%
Total nonperforming assets to total assets	4.87%	4.82%

The following table summarizes activity in OREO during the three months ended September 30, 2012:

OREO balance at beginning of period	$6,075
OREO acquired	2,111
OREO sold	(860)
Initial valuation adjustments	(462)
Subsequent valuation adjustments	(111)
OREO ending balance	$6,753

Bank Owned Life Insurance
We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at September 30, 2012 was $6.9 million.

Deposits
Total deposits decreased $16.5 million to $407.4 million at September 30, 2012 compared to $423.9 million at June 30, 2012. Certificates of deposit decreased $6.9 million, or 4.1%, to $163.5 million at September 30, 2012 as a result of the managed decline of higher rate certificates of deposit. Transaction accounts decreased $9.6 million, or 3.8%, to $243.9 million at September 30, 2012.

	September 30,	June 30,
	2012	2012	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$53,968	$52,436	$1,532	2.9%
NOW accounts	47,751	52,958	(5,207)	(9.8%)
Savings accounts	93,188	96,588	(3,400)	(3.5%)
Money market accounts	48,961	51,492	(2,531)	(4.9%)
Certificates of deposit	163,486	170,408	(6,922)	(4.1%)
Total	$407,354	$423,882	$(16,528)	(3.9%)

Advances
FHLB advances remained relatively unchanged at $37.7 million at September 30, 2012 compared to June 30, 2012. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity
Stockholders’ equity was $53.2 million at September 30, 2012 compared to $52.6 million at June 30, 2012. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At September 30, 2012, the adjustment to stockholders’ equity was a net unrealized gain of $1.3 million compared to a net unrealized gain of $1.1 million at June 30, 2012. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At September 30, 2012, 435,566 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $47.7 million compared to $56.7 million at June 30, 2012. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $86.1 million at September 30, 2012 compared to $83.5 million at June 30, 2012. At September 30, 2012, approximately $12.9 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. FHLB advances remained relatively unchanged at $37.7 million at September 30, 2012 compared to June 30, 2012. At September 30, 2012, borrowing capacity with the FHLB totaled $51.2 million based on pledged collateral, of which $13.7 million was unused. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity.

The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At September 30, 2012, the Company had approximately $15.3 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2012, we had approximately $10.4 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $4.5 million in unused letters of credit and approximately $30.5 million in unused lines of credit. At September 30, 2012, we had approximately $102.0 million in certificates of deposit due within one year and $243.9 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $16.5 million during the three-month period ended September 30, 2012.

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

For the three months ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2012, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at September 30, 2012 and June 30, 2012:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At September 30, 2012

Total Risk-Based Capital (To Risk Weighted Assets)	$48,077	14.00%	$27,475	≥	8.0%	$34,344	≥	10.0%

Tier 1 Capital (To Risk Weighted Assets)	43,766	12.74%	13,737	≥	4.0%	20,606	≥	6.0%

Tier 1 Capital (To Average Assets)	43,766	8.68%	20,166	≥	4.0%	25,207	≥	5.0%

At June 30, 2012

Total Risk-Based Capital (To Risk Weighted Assets)	$46,815	13.42%	$27,900	≥	8.0%	$34,875	≥	10.0%

Tier 1 Capital (To Risk Weighted Assets)	42,437	12.17%	13,950	≥	4.0%	20,925	≥	6.0%

Tier 1 Capital (To Average Assets)	42,437	8.23%	20,634	≥	4.0%	25,792	≥	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At September 30, 2012, Jefferson Federal’s leverage capital ratio was 8.68%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At September 30, 2012, Jefferson Federal had a ratio of total capital to risk-weighted assets of 14.00%. At September 30, 2012, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2012.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
July 1, 2012	—	$—	—	437,802	(1)
through
July 31, 2012

Month #2
August 1, 2012	—	$—	—	437,802	(1)
through
August 31, 2012

Month #3
September 1, 2012	2,236	$2.54	2,236	435,566	(1)
through			—
September 30, 2012

Total	2,236	$2.54	2,236	435,566

(1)
On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer
32.0	Section 1350 certification
101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

November 14, 2012	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

November 14, 2012	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary