Form 10-Q
period 2012-12-30
JEFFERSON BANCSHARES INC
filed 2013-02-14
CIK 1222915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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
At February 14, 2012, the registrant had 6,629,753 shares of common stock, $0.01 par value per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	June 30,
	2012	2012
Assets	(Unaudited)

Cash and cash equivalents	$12,439	$3,043
Interest-earning deposits	34,826	53,650
Investment securities classified as available for sale, net	95,976	83,483
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	6,981	6,861
Loans receivable, net of allowance for loan losses of $5,702 and $5,852	315,828	322,499
Loans held-for-sale	1,320	381
Premises and equipment, net	26,056	26,361
Foreclosed real estate, net	7,019	6,075
Accrued interest receivable:
Investments	350	383
Loans receivable	1,056	1,192
Deferred tax asset	10,431	10,676
Core deposit intangible	1,334	1,537
Other assets	1,264	2,054

Total Assets	$519,615	$522,930

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$56,795	$52,436
Interest-bearing	362,425	371,446
Repurchase agreements	843	398
Federal Home Loan Bank advances	37,663	37,863
Subordinated debentures	7,302	7,245
Other liabilities	1,063	913
Accrued income taxes	78	—
Total liabilities	466,169	470,301

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,629,753 shares outstanding at December 31, 2012 and 6,631,989 shares outstanding at June 30, 2012	92	92
Additional paid-in capital	78,410	78,571
Unearned ESOP shares	(2,592)	(2,809)
Unearned compensation	(1,046)	(1,046)
Accumulated other comprehensive income	1,219	1,095
Retained earnings	8,710	8,067
Treasury stock, at cost (2,552,619 and 2,550,383 shares)	(31,347)	(31,341)
Total stockholders’ equity	53,446	52,629

Total liabilities and stockholders’ equity	$519,615	$522,930

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Interest income:
Interest on loans receivable	$4,435	$5,265	$8,920	$10,837
Interest on investment securities	419	450	829	934
Other interest	77	60	151	124
Total interest income	4,931	5,775	9,900	11,895

Interest expense:
Deposits	388	800	832	1,756
Repurchase agreements	2	1	3	3
Advances from FHLB	318	320	637	640
Subordinated debentures	81	82	163	159
Total interest expense	789	1,203	1,635	2,558

Net interest income	4,142	4,572	8,265	9,337
Provision for loan losses	300	5,687	600	8,673
Net interest income after provision for loan losses	3,842	(1,115)	7,665	664

Noninterest income:
Mortgage origination fee income	131	101	277	196
Service charges and fees	276	284	529	576
Gain on investments	8	13	12	39
Gain (loss) on sale of fixed assets	—	—	1	(19)
Loss on sale of foreclosed real estate, net	(53)	(63)	(209)	(79)
BOLI increase in cash value	60	60	120	119
Other	159	183	307	349
Total noninterest income	581	578	1,037	1,181

Noninterest expense:
Compensation and benefits	1,767	1,525	3,447	3,131
Occupancy expense	341	351	703	713
Equipment and data processing expense	617	605	1,216	1,207
DIF premiums	210	201	417	403
Advertising	39	115	89	135
Legal and professional services	139	140	245	311
Valuation adjustment and expenses on OREO	232	1,467	479	1,871
Amortization of intangible assets	96	110	202	230
Other	520	581	1,069	1,114
Total noninterest expense	3,961	5,095	7,867	9,115

Earnings (loss) before income taxes	462	(5,632)	835	(7,270)

Income taxes:
Current	15	—	23	—
Deferred	99	(1,965)	169	(2,645)
Total income taxes	114	(1,965)	192	(2,645)

Net earnings (loss)	$348	$(3,667)	$643	$(4,625)

Net earnings (loss) per share, basic	$0.05	$(0.59)	$0.10	$(0.74)
Net earnings (loss) per share, diluted	$0.05	$(0.59)	$0.10	$(0.74)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net earnings (loss)	$348	$(3,667)	$643	$(4,625)

Other comprehensive income:
Unrealized holding gain (loss)	(162)	(462)	201	460
Income tax benefit (expense)	62	177	(77)	(176)

Comprehensive income (loss)	$248	$(3,952)	$767	$(4,341)

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended December 31, 2012 and 2011
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2012	$92	$78,571	$(2,809)	$(1,046)	$1,095	$8,067	$(31,341)	$52,629

Net earnings	—	—	—	—	—	643	—	643
Other comprehensive income	—	—	—	—	124	—	—	124
Shares committed to be released by the ESOP	—	(163)	217	—	—	—	—	54
Stock options expensed	—	2	—	—	—	—	—	2
Purchase of common stock (2,236 shares)	—	—	—	—	—	—	(6)	(6)
Balance at December 31, 2012	$92	$78,410	$(2,592)	$(1,046)	$1,219	$8,710	$(31,347)	$53,446

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

Net earnings	—	—	—	—	—	(4,625)	—	(4,625)
Other comprehensive income	—	—	—	—	284	—	—	284
Shares committed to be released by the ESOP	—	(155)	216	—	—	—	—	61
Unearned portion of stock grants	—	—	—	(27)	—	—	—	(27)
Purchase of common stock (2,484 shares)	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2011	$92	$78,740	$(3,025)	$(1,046)	$743	$7,442	$(31,341)	$51,605

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$643	$(4,625)
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	53	61
Depreciation and amortization expense	908	950
Amortization of premiums (discounts), net on investment securities	301	35
Provision for loan losses	600	8,673
Amortization of deferred loan fees, net	(92)	(78)
(Gain) loss on sale of investment securities	(12)	(39)
(Gain) loss on sale of foreclosed real estate, net	209	79
(Gain) loss on sale of fixed assets, net	(1)	19
Deferred tax benefit	168	(2,646)
Stock options expensed	2	—
Originations of mortgage loans held for sale	(12,371)	(9,494)
Proceeds from sale of mortgage loans	11,432	8,578
Increase in cash value of life insurance	(120)	(119)
Earned portion of MRP	—	(27)
Decrease (increase) in:		—
Accrued interest receivable	169	(20)
Other assets	790	4,622
Increase (decrease) in other liabilities and accrued income taxes	702	(4,051)
Net cash provided by (used for) operating activities	3,381	1,918

Cash flows used for investing activities:
Loan originations, net of principal collections	3,441	17,545
Investment securities classifed as available-for-sale:
Proceeds from maturities, calls and prepayments	16,352	38,341
Proceeds from sale	80	501
Purchase of securities	(29,133)	(41,726)
Proceeds from sale of premises and equipment	—	26
Purchase of premises and equipment	(214)	(46)
Proceeds from sale of (additions to) foreclosed real estate, net	1,058	1,079
Net cash provided by (used for) investing activities	(8,416)	15,720

Cash flows from financing activities:
Net decrease in deposits	(4,659)	(22,294)
Net increase (decrease) in repurchase agreements	445	(125)
Repayment of FHLB advances	(173)	(13)
Purchase of treasury stock	(6)	(7)
Net cash provided by (used for) financing activities	(4,393)	(22,439)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(9,428)	(4,801)
Cash, cash equivalents and interest-earning deposits at beginning of period	56,693	40,548

Cash, cash equivalents and interest-earning deposits at end of period	$47,265	$35,747

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$841	$1,806
Interest on borrowed funds	$523	$526
Interest on subordinated debentures	$107	$103
Income taxes	—	—
Real estate acquired in settlement of loans	$3,308	$2,229

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation
The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 21, 2012 and amended on October 16, 2012. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the three and six months ended December 31, 2012, stock options to purchase 360,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares		Weighted-Average Shares
	Outstanding for the		Outstanding for the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Weighted average number of common shares used in computing basic earnings per common share	6,260,122	6,219,673	6,260,677	6,224,970
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,260,122	6,219,673	6,260,677	6,224,970

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

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02 in determining if a borrower is experiencing financial difficulties and if a concession has been granted. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. A TDR may be non-accruing or it may accrue interest. A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months. The Bank’s TDRs totaled $10.0 million at December 31, 2012 compared to $10.8 million at June 30, 2012.

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of December 31, 2012:

	December 31, 2012
	Accrual	Non-accrual	Total
	Status	Status	TDRs

Residential Mortgage	$893	$165	$1,058
Multi-family	626	5,078	5,704
Construction and land development	149	—	149
Non-residential real estate	—	2,091	2,091
Owner occupied	324	63	387
Commercial	122	288	410
HELOC and Junior Lien	171	—	171
Total	$2,285	$7,685	$9,970

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

The evaluation of the allowance for loan and lease losses is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company and the Bank are subject to periodic examination by regulatory agencies, which may require the Bank to record increases in the allowances based on the regulator’s evaluation of available information. There can be no assurance that the Company’s or the Bank’s regulators will not require further increases to the allowances.

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2012:

	Resid. Mtg	Multi-family	Constr and land dev.	Non-residential real estate	Owner occupied	Comm’l	HELOC and junior lien	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2012	$699	$596	$777	$1,047	$347	$2,130	$234	$22	$5,852
Charge Offs	(621)	—	(33)	(31)	(7)	(325)	(109)	(24)	(1,150)
Recoveries	—	—	4	—	7	382	—	7	400
Provision	671	169	(96)	13	(15)	(182)	13	27	600
Balance at December 31, 2012	$749	$765	$652	$1,029	$332	$2,005	$138	$32	$5,702

Ending balance, Individually Evaluated	$157	$420	$436	$590	$2	$804	$—	$—	$2,409
Ending balance, Collectively Evaluated	$592	$345	$216	$439	$330	$1,201	$138	$32	$3,293

Loans:
Balance at December 31, 2012	$88,895	$13,321	$30,901	$49,188	$69,792	$48,048	$17,209	$4,490	$321,844

Ending balance, Individually Evaluated	$1,076	$5,704	$840	$3,055	$383	$2,577	$—	$—	$13,635
Ending balance, Collectively Evaluated	$87,819	$7,617	$30,061	$46,133	$69,409	$45,471	$17,209	$4,490	$308,209

The following table is an aging analysis of the loan portfolio at December 31, 2012:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$2,153	$202	$2,697	$5,052	$83,843	$88,895
Multi-family	—	—	5,082	5,082	8,239	13,321
Construction/land development	108	—	1,309	1,417	29,484	30,901
Non-residential real estate	107	—	3,270	3,377	45,811	49,188
Owner occupied	58	—	1,091	1,149	68,644	69,793
Commercial	265	236	916	1,417	46,630	48,047
HELOC and Junior Lien	67	24	48	139	17,070	17,209
Consumer	14	9	3	26	4,464	4,490

Total	$2,772	$471	$14,416	$17,659	$304,185	$321,844

The following table summarizes the credit risk profile by internally assigned grade at December 31, 2012:

	Residential Mortgage	Multi-family	Constr and land dev.	Non-residential real estate	Owner occupied	Comm’l	HELOC and Junior Lien	Consumer	Total

Grade:
Pass	$80,896	$7,522	$27,283	$31,660	$65,560	$43,597	$16,035	$4,066	$276,619
Watch	2,242	—	1,693	12,940	2,459	1,543	85	412	21,374
Special mention	—	—	—	—	—	—	—	—	—
Substandard	5,757	5,799	1,925	4,588	1,774	2,907	1,089	12	23,851
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$88,895	$13,321	$30,901	$49,188	$69,793	$48,047	$17,209	$4,490	$321,844

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at December 31, 2012:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$919	$1,076	$157	$32
Multi-family	5,284	5,704	420	24
Construction and land development	404	840	436	4
Non-residential real estate	2,465	3,055	590	44
Owner occupied	381	383	2	—
Commercial	1,773	2,577	804	114
HELOC and Junior Lien	—	—	—	—
Consumer	—	—	—	—
Total	$11,226	$13,635	$2,409	$218

With no related allowance:
Residential Mortgage	$1,020	$1,020	$—	$31
Multi-family	—	—	—	—
Construction and land development	434	434	—	7
Non-residential real estate	2,331	2,331	—	32
Owner occupied	565	565	—	—
Commercial	537	537	—	—
HELOC and Junior Lien	780	780		15
Consumer	—	—	—	—
Total	$5,667	$5,667	$—	$85

Total:
Residential Mortgage	$1,939	$2,096	$157	$63
Multi-family	5,284	5,704	420	24
Construction and land development	838	1,274	436	11
Non-residential real estate	4,796	5,386	590	76
Owner occupied	946	948	2	—
Commercial	2,310	3,114	804	114
HELOC and Jr Lien	780	780	—	15
Consumer	—	—	—	—
Total	$16,893	$19,302	$2,409	$303

Average impaired loans for the six months ended December 31, 2012	$22,850

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

At December 31, 2012, we had approximately $11.5 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $3.6 million in unused letters of credit and approximately $28.4 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of December 31, 2012:

	Three Months Ended
	December 31, 2012

		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	360,638	$13.04
Granted during the three-month period	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at December 31, 2012	360,638	$13.04

Options exercisable at December 31, 2012	340,638	$13.69

The following information applies to options outstanding at December 31, 2012:

Number outstanding	360,638
Range of exercise prices	$1.97 - $13.69
Weighted-average exercise price	$13.04
Weighted-average remaining contractual life	1.55
Number of options remaining for future issuance	338,112

During the six months ended December 31, 2012, the Company granted 20,000 stock options. The fair value of stock options granted is amortized as compensation expense on a straight-line basis over the five year vesting period of the grant. Compensation expense related to stock options was approximately $2,500 for the six months ended December 31, 2012. The estimated fair value of stock options was determined using the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on a U.S. Government obligation, with a term equal to the expected life of the options at the grant date. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

(10)	Investment Securities

Investment securities are summarized as follows:

At December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$22,009	$231	$(25)	$22,215
Mortgage-backed	63,190	1,850	(31)	65,009
Municipals	8,195	342	(57)	8,480
Other Securities	607	—	(335)	272
Total securities available-for-sale	$94,001	$2,423	$(448)	$95,976

Weighted-average rate	1.91%

Pledged at December 31, 2012	$12,658

At June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$24,033	$263	$—	$24,296
Mortgage-backed	52,822	1,658	(65)	54,415
Municipals	4,245	318	—	4,563
Other Securities	609	—	(400)	209
Total securities available-for-sale	$81,709	$2,239	$(465)	$83,483

Weighted-average rate	2.20%

Pledged at June 30, 2012	$13,021

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
December 31, 2012
Federal agency securities	$4,972	$(25)	$—	$—	$4,972	$(25)
Mortgage-backed securities	7,470	(24)	448	(7)	7,918	(31)
Municipal securities	3,431	(57)	—	—	3,431	(57)
Other securities	—	—	273	(335)	273	(335)
	$15,873	$(106)	$721	$(342)	$16,594	$(448)

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

Federal Agency Securities – The unrealized losses of $25,000 for these five federal agency securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $24,000 for these nine GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Private-Label Residential Mortgage-Backed Securities - The unrealized loss of $7,000 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the semi-annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the security would not be settled at a price less than the amortized bases of the Company’s investment. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Municipal Securities – The unrealized losses of $57,000 for these seven investments in municipal securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by municipal agencies themselves. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Other Securities – The unrealized loss of $335,000 on this collateralized debt obligation (“CDO”) was a result of updated variables and inputs that comprise the model used in the semi-annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REITs, real estate operating companies and homebuilding companies. The CDO is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

Maturities of debt securities at December 31, 2012, are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$2,198	$2,212	1.30%
Over 1 year through 5 years	9,346	9,474	1.48%
After 5 years through 10 years	20,941	21,256	1.50%
Over 10 years	61,516	63,034	2.02%
	$94,001	$95,976	1.91%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$95,255	$721	$95,976	$95,976

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

	December 31, 2012

				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	$—	$16,893	(618)

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2012		June 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$47,265	$47,265	$56,693	$56,693
Available-for-sale securities	95,976	95,976	83,483	83,483
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Loans receivable, net	315,828	324,478	322,499	330,664
Accrued interest receivable	1,406	1,406	1,575	1,575
Loans held-for-sale	1,320	1,320	381	381

Financial liabilities:
Deposits	(419,220)	(414,531)	(423,882)	(424,523)
Borrowed funds	(38,506)	(40,026)	(38,261)	(40,064)
Subordinated debentures	(7,302)	(4,700)	(7,245)	(4,200)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	11,504	—	8,452
Unused letters of credit	—	3,614	—	4,454
Unused lines of credit	—	28,403	—	31,409

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks and interest-earning deposits with banks - The carrying amounts for these assets approximates fair value.

Investment securities - See the discussion presented on Page 18 concerning assets measured at fair value on a recurring basis.

Federal Home Loan Bank stock - The fair value for FHLB stock is the carrying value due to restrictions placed on transferability.

Loans held-for-sale - The fair value of loans held-for-sale is the carrying value since these loans have a commitment to be purchased by a third party.

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

The company has evaluated subsequent events for potential recognition and disclosure for the three months ended December 31, 2012. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

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

Results of Operations for the Three and Six Months Ended December 31, 2012 and 2011

Net Income
For the three months ended December 31, 2012, net income totaled $348,000, or $0.05 per diluted share, compared to a net loss of $3.7 million, or $0.59 per diluted share, for the quarter ended December 31, 2011. The improvement in net income was primarily due to a decrease in the provision for loan losses and a decrease in valuation adjustments and expenses on other real estate owned (“OREO”).

For the six months ended December 31, 2012, net income totaled $643,000, or $0.10 per diluted share, compared to a net loss of $4.6 million, or $0.74 per diluted share, for the six months ended December 31, 2011. The improvement in net income was primarily due to a decrease in the provision for loan losses, which totaled $600,000 for the six months ended December 31, 2012 compared to $8.7 million for the comparable period in 2011.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Net earnings (loss)	$348	$(3,667)	$643	$(4,625)
Net earnings (loss) per share, basic	$0.05	$(0.59)	$0.10	$(0.74)
Net earnings (loss) per share, diluted	$0.05	$(0.59)	$0.10	$(0.74)
Return on average assets (annualized)	0.28%	(2.71%)	0.25%	(1.69%)
Return on average equity (annualized)	2.60%	(26.37%)	2.41%	(16.48%)

Net Interest Income

Net interest income decreased $430,000, or 9.4%, to $4.1 million for the quarter ended December 31, 2012 compared to $4.6 million for the same period in 2011. The interest rate spread and net interest margin for the quarter ended December 31, 2012 were 3.60% and 3.69%, respectively, compared to 3.64% and 3.77%, respectively, for the same period in 2011.

The following table summarizes changes in interest income and expense for the three month periods ended December 31, 2012 and 2011:

	Three Months
	Ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$4,435	$5,265	$(830)	(15.8%)
Investment securities	419	450	(31)	(6.9%)
Interest-earning deposits	20	12	8	66.7%
FHLB stock	57	48	9	18.8%
Total interest income	4,931	5,775	(844)	(14.6%)

Interest expense:
Deposits	388	800	(412)	(51.5%)
Repurchase Agreements	2	1	1	100.0%
Borrowings	318	320	(2)	(0.6%)
Subordinated Notes & Debentures	81	82	(1)	(1.2%)
Total interest expense	789	1,203	(414)	(34.4%)

Net interest income	$4,142	$4,572	$(430)	(9.4%)

For the six months ended December 31, 2012, net interest income decreased $1.1 million, or 11.5%, to $8.3 million compared to $9.3 million for the same period in 2011. The interest rate spread and net interest margin for the six months ended December 31, 2012 were 3.54% and 3.63%, respectively, compared to 3.67% and 3.80%, respectively, for the same period in 2011.

The following table summarizes changes in interest income and expense for the six month periods ended December 31, 2012 and 2011:

	Six Months
	Ended
	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$8,920	$10,837	$(1,917)	(17.7%)
Investment securities	829	934	(105)	(11.2%)
Interest-earning deposits	44	29	15	51.7%
FHLB stock	107	95	12	12.6%
Total interest income	9,900	11,895	(1,995)	(16.8%)

Interest expense:
Deposits	832	1,756	(924)	(52.6%)
Repurchase Agreements	3	3	—	0.0%
Borrowings	637	640	(3)	(0.5%)
Subordinated Notes & Debentures	163	159	4	2.5%
Total interest expense	1,635	2,558	(923)	(36.1%)

Net interest income	$8,265	$9,337	$(1,072)	(11.5%)

The following table summarizes average balances and average yields and costs for the three and six months ended December 31, 2012 and 2011.

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)

Loans	$321,716	5.47%	$374,931	5.57%	$324,480	5.45%	$378,202	5.68%
Investment securities	90,888	1.90%	79,761	2.32%	87,424	1.95%	80,666	2.38%
Interest-earning deposits	29,812	0.27%	23,770	0.20%	36,548	0.24%	25,795	0.22%
FHLB stock	4,735	4.78%	4,735	4.02%	4,735	4.48%	4,735	3.98%
Deposits	352,098	0.44%	383,132	0.83%	356,794	0.46%	389,525	0.89%
FHLB advances	37,676	3.35%	37,916	3.35%	37,753	3.35%	37,926	3.35%
Repurchase agreements	1,072	0.74%	981	0.40%	952	0.63%	995	0.60%
Subordinated debentures	7,283	4.41%	7,171	4.54%	7,270	4.45%	7,157	4.41%

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

	Three Months			Six Months
	Ended December 31,			Ended December 31,
	2012 Compared to 2011			2012 Compared to 2011
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$(735)	$(95)	$(830)	$(1,491)	$(426)	$(1,917)
Investment securities	66	(97)	(31)	104	(209)	(105)
Daily interest-earning deposits and other interest-earning assets	4	14	17	13	14	27
Total interest-earning assets	(665)	(179)	(844)	(1,374)	(621)	(1,995)

Interest expense:
Deposits	(60)	(352)	(412)	(137)	(787)	(924)
FHLB advances	(2)	0	(2)	(3)	(0)	(3)
Repurchase agreements	0	1	1	(0)	0	—
Subordinatd debentures	1	(2)	(1)	3	2	4
Total interest-bearing liabilities	(61)	(353)	(414)	(138)	(785)	(923)
Net change in interest income	$(604)	$174	$(430)	$(1,236)	$164	$(1,072)

Total interest income decreased $844,000, or 14.6%, to $4.9 million for the three months ended December 31, 2012 and decreased $2.0 million, or 16.8%, to $9.9 million for the six months ended December 31, 2012 compared to the prior year periods. The decrease in interest income was primarily the result of declines in the average balance of loans combined with lower interest rates.

Interest on loans decreased $830,000, or 15.8%, to $4.4 million for the three months ended December 31, 2012 and decreased $1.9 million, or 17.7%, to $8.9 million for the six months ended December 31, 2012 compared to the prior year periods. The average balance of loans decreased $53.2 million, or 14.2%, to $321.7 million for the three months ended December 31, 2012 and decreased $53.7 million, or 14.2%, to $324.5 million for the six months ended December 31, 2012. The decrease in the average balance of loans is due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 5.47% and 5.45% for the three and six months ended December 31, 2012, respectively, compared to 5.57% and 5.68% for the same periods in 2011.

Interest on investment securities decreased $31,000, or 6.9%, to $419,000 for the three months ended December 31, 2012 and decreased $105,000, or 11.2%, to $829,000 for the six months ended December 31, 2012 compared to the prior year periods. The decrease for both periods was the result of a decline in the average yield of investment securities more than offsetting an increase in the average balance. The average yield on investment securities decreased 42 basis points to 1.90% for the three months ended December 31, 2012 and decreased 43 basis points to 1.95% for the six months ended December 31, 2012 compared to the same periods in 2011 due to lower market interest rates.

Total interest expense decreased $414,000, or 34.4%, to $789,000 for the three-month period ended December 31, 2012 and decreased $923,000, or 36.1%, to $1.6 million for the six-month period ended December 31, 2012 compared to the prior year periods. The decrease for both periods was due to a decrease in rates paid on deposits combined with decreases in the average balance of deposits.

The average rate paid on deposits decreased 39 basis points to 0.44% for the three months ended December 31, 2012 and decreased 43 basis points to 0.46% for the six months ended December 31, 2012 compared to the prior year periods due to downward repricing of interest bearing deposits in the current low interest rate environment. The decrease in the average balance of deposits is the result of the managed decline of higher rate certificates of deposit.

Provision for Loan Losses
The provision for loan losses for the three and six month periods ended December 31, 2012 totaled $300,000 and $600,000, respectively, compared to $5.7 million and $8.7 million for the prior year periods. The decrease in the provision for loan losses is the result of improvements in asset quality. Net charge-offs for the three and six month periods ended December 31, 2012 amounted to $359,000 and $750,000, respectively, compared to $5.0 million and $6.0 million for the comparable periods in 2011. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income
Noninterest income remained relatively stable at $581,000 for the quarter ended December 31, 2012 compared to the same period in 2011. Mortgage origination fee income increased $30,000, or 29.7%, to $131,000 compared to the prior year due to higher demand for residential mortgage refinancing.

The following table summarizes changes in noninterest income for the three month periods ended December 31, 2012 and 2011:

	Three Months Ended
	December 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$131	$101	$30	29.7%
Service charges and fees	276	284	(8)	(2.8%)
Gain on investment securities	8	13	(5)	(38.5%)
Loss on sale of foreclosed real estate, net	(53)	(63)	10	(15.9%)
BOLI increase in cash value	60	60	—	0.0%
Other	159	183	(24)	(13.1%)
Total noninterest income	$581	$578	$3	0.5%

For the six months ended December 31, 2012, noninterest income decreased $144,000, or 12.2%, to $1.0 million compared to $1.2 million for the same period in 2011, due primarily to a $130,000 increase in loss on sale of foreclosed real estate. Mortgage origination fee income increased $81,000, or 41.3%, to $277,000 compared to the prior year due to higher demand for residential mortgage refinancing.

The following table summarizes changes in noninterest income for the six month periods ended December 31, 2012 and 2011:

	Six Months Ended
	December 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$277	$196	$81	41.3%
Service charges and fees	529	576	(47)	(8.2%)
Gain (loss) on sale of fixed assets	1	(19)	20	(105.3%)
Gain on investment securities	12	39	(27)	(69.2%)
Loss on sale of foreclosed real estate, net	(209)	(79)	(130)	164.6%
BOLI increase in cash value	120	119	1	0.8%
Other	307	349	(42)	(12.0%)
Total noninterest income	$1,037	$1,181	$(144)	(12.2%)

Noninterest Expense
Total noninterest expense decreased $1.1 million, or 22.3%, to $4.0 million for the three months ended December 31, 2012 compared to $5.1 million for the corresponding period in 2011 due primarily to a decrease in valuation adjustments and expenses on other real estate owned totaling $1.2 million. Compensation and benefits increased $242,000, or 15.9%, to $1.8 million due to increases in commissions, salary expense, bonus accruals, and health insurance costs.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2012 compared to the same period in 2011.

	Three Months Ended
	December 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,767	$1,525	$242	15.9%
Occupancy expense	341	351	(10)	(2.8%)
Equipment and data processing expense	617	605	12	2.0%
Deposit insurance premiums	210	201	9	4.5%
Advertising	39	115	(76)	(66.1%)
Professional services	139	140	(1)	(0.7%)
Valuation adjustment and expenses on OREO	232	1,467	(1,235)	(84.2%)
Amortization of intangible assets	96	110	(14)	(12.7%)
Other	520	581	(61)	(10.5%)
Total noninterest expense	$3,961	$5,095	$(1,134)	(22.3%)

Total noninterest expense decreased $1.2 million, or 13.7%, to $7.9 million for the six months ended December 31, 2012 compared to $9.1 million for the corresponding period in 2011 due primarily to a decrease in valuation adjustments and expenses on other real estate owned totaling $1.4 million. Compensation and benefits increased $316,000, or 10.1%, to $3.4 million due to increases in commissions, salary expense, bonus accruals, and health insurance costs.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2012 compared to the same period in 2011.

	Six Months Ended
	December 31,		$	%
	2012	2011	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$3,447	$3,131	$316	10.1%
Occupancy expense	703	713	(10)	(1.4%)
Equipment and data processing expense	1,216	1,207	9	0.7%
Deposit insurance premiums	417	403	14	3.5%
Advertising	89	135	(46)	(34.1%)
Professional services	245	311	(66)	(21.2%)
Valuation adjustment and expenses on OREO	479	1,871	(1,392)	(74.4%)
Amortization of intangible assets	202	230	(28)	(12.2%)
Other	1,069	1,114	(45)	(4.0%)
Total noninterest expense	$7,867	$9,115	$(1,248)	(13.7%)

Income Taxes
Income tax expense for the three and six months ended December 31, 2012 increased to $114,000 and $192,000, respectively, compared to a tax benefit of $2.0 million and $2.6 million for the same periods in 2011 due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits
Cash, cash equivalents, and interest-earning deposits decreased $9.4 million to $47.3 million at December 31, 2012 compared to $56.7 million at June 30, 2012.

Investments
The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities increased to $96.0 million at December 31, 2012 compared to $83.5 million at June 30, 2012. The increase in the investment portfolio reflects security purchases totaling $29.1 million, partially offset by sales, paydowns and calls of securities totaling approximately $16.4 million. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $2.0 million, or $1.2 million net of taxes, at December 31, 2012.

Loans
Net loans decreased $6.7 million, or 2.1%, to $315.8 million at December 31, 2012, compared to $322.5 million at June 30, 2012, due to a combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand is primarily the result of continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At		At
	December 31,		June 30,
	2012		2012
		Percent of		Percent of	$	%
	Amount	Portfolio	Amount	Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$91,036	28.3%	$97,182	29.6%	$(6,146)	(6.3%)
Home equity line of credit	16,278	5.1%	18,395	5.6%	(2,117)	(11.5%)
Commercial	119,426	37.1%	127,185	38.7%	(7,759)	(6.1%)
Multi-family	13,321	4.1%	11,564	3.5%	1,757	15.2%
Construction	4,371	1.4%	548	0.2%	3,823	697.6%
Land	24,875	7.7%	27,487	8.4%	(2,612)	(9.5%)

Total real estate loans	269,307	83.7%	282,361	85.9%	(13,054)	(4.6%)

Commercial business loans	48,261	15.0%	42,107	12.8%	6,154	14.6%

Consumer loans:
Automobile loans	681	0.2%	833	0.3%	(152)	(18.2%)
Mobile home loans	1	0.0%	3	0.0%	(2)	(66.7%)
Loans secured by deposits	369	0.1%	381	0.1%	(12)	(3.1%)
Other consumer loans	3,225	1.0%	2,989	0.9%	236	7.9%

Total consumer loans	4,276	1.3%	4,206	1.3%	70	1.7%

Total gross loans	321,844	100.0%	328,674	100.0%	(6,830)	(2.1%)

Less:
Deferred loan fees, net	(314)		(323)		9	(2.8%)
Allowance for losses	(5,702)		(5,852)		150	(2.6%)
Loans receivable, net	$315,828		$322,499		$(6,671)	(2.1%)

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

The allowance for loan losses was $5.7 million at December 31, 2012 compared to $5.9 million at June 30, 2012. Our allowance for loan losses represented 1.77% of total loans and 39.55% of nonperforming loans at December 31, 2012 compared to 1.78% of total loans and 31.53% of nonperforming loans at June 30, 2012.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$5,761	$10,204	$5,852	$8,181
Provision for loan losses	300	5,687	600	8,673
Recoveries	8	42	400	82
Charge-offs	(367)	(5,053)	(1,150)	(6,056)
Net charge-offs	(359)	(5,011)	(750)	(5,974)
Allowance at end of period	$5,702	$10,880	$5,702	$10,880

Net charge-offs to average outstanding loans during the period, annualized	0.45%	5.35%	0.46%	3.16%

Nonperforming Assets
We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets totaled $22.2 million, or 4.26% of total assets, at December 31, 2012, compared to $25.2 million, or 4.82% of total assets, at June 30, 2012. Nonaccrual loans totaled $14.4 million at December 31, 2012 compared to $18.6 million at June 30, 2012. TDRs were $10.0 million at December 31, 2012 compared to $10.8 million at June 30, 2012. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The amount of accruing TDRs totaled $2.3 million at both December 31, 2012 and June 30, 2012. Foreclosed real estate amounted to $7.0 million at December 31, 2012 compared to $6.1 million at June 30, 2012. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at December 31, 2012 consisted of vacant land totaling $743,000, residential property totaling $2.6 million, subdivision developments totaling $3.0 million and commercial real estate totaling $732,000.

	December 31,	June 30,
	2012	2012
	(Dollars in thousands
Nonaccrual loans:
Real estate	$6,100	$9,040
Commercial business	628	1,034
Consumer	3	33
Total nonaccrual loans	6,731	10,107

Nonaccrual restructured loans:
Real estate	7,397	8,140
Commercial business	288	315
Consumer	—	—
Total nonaccrual restructured loans	7,685	8,455
Total nonperforming loans	14,416	18,562

Nonaccrual investments	721	207
Real estate owned	7,018	6,075
Other nonperforming assets	19	348

Total nonperforming assets	$22,174	$25,192

Accruing restructured loans	$2,285	$2,304

Accruing restructured loans and nonperforming loans	$16,701	$20,866

Total nonperforming loans to total loans	4.48%	5.65%
Total nonperforming loans to total assets	2.77%	3.55%
Total nonperforming assets to total assets	4.26%	4.82%

The following table summarizes activity in OREO during the six months ended December 31, 2012:

OREO balance at beginning of period	$6,075
OREO acquired	3,308
OREO sold	(1,391)
Initial valuation adjustments	(731)
Subsequent valuation adjustments	(243)
OREO ending balance	$7,018

Bank Owned Life Insurance
We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2012 was $7.0 million.

Deposits
Total deposits decreased $4.7 million, or 1.1%, to $419.2 million at December 31, 2012 compared to $423.9 million at June 30, 2012. Certificates of deposit decreased $17.0 million, or 10.0%, to $153.4 million while transaction accounts increased $12.3 million, or 4.9%, to $265.8 million at December 31, 2012. The increase in transaction account balances was primarily attributable to fluctuations in existing customer balances. Certificates of deposit comprised 36.6% of total deposits at December 31, 2012 compared to 40.2% of total deposits at June 30, 2012.

	December 31,	June 30,
	2012	2012	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$55,701	$52,436	$3,265	6.2%
NOW accounts	57,322	52,958	4,364	8.2%
Savings accounts	91,628	96,588	(4,960)	(5.1%)
Money market accounts	61,143	51,492	9,651	18.7%
Certificates of deposit	153,426	170,408	(16,982)	(10.0%)
Total	$419,220	$423,882	$(4,662)	(1.1%)

Advances
FHLB advances remained relatively unchanged at $37.7 million at December 31, 2012 compared to June 30, 2012. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity
Stockholders’ equity was $53.4 million at December 31, 2012 compared to $52.6 million at June 30, 2012. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At December 31, 2012, the adjustment to stockholders’ equity was a net unrealized gain of $1.2 million compared to a net unrealized gain of $1.1 million at June 30, 2012. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At December 31, 2012, 435,566 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $47.3 million compared to $56.7 million at June 30, 2012. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $96.0 million at December 31, 2012 compared to $83.5 million at June 30, 2012. At December 31, 2012, approximately $12.7 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. FHLB advances remained relatively unchanged at $37.7 million at December 31, 2012 compared to June 30, 2012.

At December 31, 2012, borrowing capacity with the FHLB totaled $38.8 million based on pledged collateral, of which $1.3 million was unused. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At December 31, 2012, the Company had approximately $16.3 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2012, we had approximately $11.5 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $3.6 million in unused letters of credit and approximately $28.4 million in unused lines of credit. At December 31, 2012, we had approximately $92.2 million in certificates of deposit due within one year and $265.8 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $4.7 million during the six-month period ended December 31, 2012.

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

For the three months ended December 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of December 31, 2012, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at December 31, 2012 and June 30, 2012:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At December 31, 2012

Total Risk-Based Capital
(To Risk Weighted Assets)	$48,917	14.10%	$27,747	≥	8.0%	$34,684	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	44,565	12.85%	13,874	≥	4.0%	20,810	≥	6.0%

Tier 1 Capital
(To Average Assets)	44,565	9.01%	19,782	≥	4.0%	24,728	≥	5.0%

At June 30, 2012

Total Risk-Based Capital
(To Risk Weighted Assets)	$46,815	13.42%	$27,900	≥	8.0%	$34,875	≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)	42,437	12.17%	13,950	≥	4.0%	20,925	≥	6.0%

Tier 1 Capital
(To Average Assets)	42,437	8.23%	20,634	≥	4.0%	25,792	≥	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At December 31, 2012, Jefferson Federal’s leverage capital ratio was 9.01%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At December 31, 2012, Jefferson Federal had a ratio of total capital to risk-weighted assets of 14.10%. At December 31, 2012, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

				( d )
				Maximum Number
			( c )	(or Approximate
			Total Number of	Dollar Value)
	(a)	(b)	Shares (or Units)	of Shares (or
	Total Number	Average	Purchased as	Units) That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
	(or units)	per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Progams	or Programs

Month #1
October 1, 2012	—	—	—	435,566	(1)
through
October 31, 2012

Month #2
November 1, 2012	—	—	—	435,566	(1)
through
November 30, 2012

Month #3
December 1, 2012	—	—	—	435,566	(1)
through			—
December 31, 2012

Total	—	—	—	435,566

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
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 14, 2013	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

February 14, 2013	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary