Form 10-Q
period 2013-03-31
JEFFERSON BANCSHARES INC
filed 2013-05-15
CIK 1222915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________ to________

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

At May 14, 2013, the registrant had 6,602,017 shares of common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	June 30,
	2013	2012
Assets	(Unaudited)

Cash and cash equivalents	$7,187	$3,043
Interest-earning deposits	28,278	53,650
Investment securities classified as available for sale, net	99,383	83,483
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	7,042	6,861
Loans receivable, net of allowance for loan losses of $5,670 and $5,852	311,628	322,499
Loans held-for-sale	475	381
Premises and equipment, net	25,861	26,361
Foreclosed real estate, net	6,489	6,075
Accrued interest receivable:
Investments	355	383
Loans receivable	1,080	1,192
Deferred tax asset	10,386	10,676
Core deposit intangible	1,243	1,537
Other assets	1,872	2,054

Total Assets	$506,014	$522,930

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$52,844	$52,436
Interest-bearing	352,517	371,446
Repurchase agreements	607	398
Federal Home Loan Bank advances	37,644	37,863
Subordinated debentures	7,330	7,245
Other liabilities	1,493	913
Accrued income taxes	—	—
Total liabilities	452,435	470,301

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,604,585 shares outstanding at March 31, 2013 and 6,631,989 shares outstanding at June 30, 2012	92	92
Additional paid-in capital	78,349	78,571
Unearned ESOP shares	(2,484)	(2,809)
Unearned compensation	(1,046)	(1,046)
Accumulated other comprehensive income	1,051	1,095
Retained earnings	9,095	8,067
Treasury stock, at cost (2,577,786 and 2,550,383 shares)	(31,478)	(31,341)
Total stockholders’ equity	53,579	52,629

Total liabilities and stockholders’ equity	$506,014	$522,930

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Interest income:
Interest on loans receivable	$4,277	$4,758	$13,197	$15,595
Interest on investment securities	437	478	1,266	1,412
Other interest	67	66	218	190
Total interest income	4,781	5,302	14,681	17,197

Interest expense:
Deposits	358	671	1,190	2,427
Repurchase agreements	1	2	4	5
Advances from FHLB	313	316	950	956
Subordinated debentures	79	84	242	243
Total interest expense	751	1,073	2,386	3,631

Net interest income	4,030	4,229	12,295	13,566
Provision for loan losses	200	600	800	9,273
Net interest income after provision for loan losses	3,830	3,629	11,495	4,293

Noninterest income:
Mortgage origination fee income	97	68	374	264
Service charges and fees	251	265	780	841
Gain on investments	—	—	12	39
Gain (loss) on sale of fixed assets	—	—	1	(19)
Gain (loss) on sale of foreclosed real estate, net	28	(61)	(181)	(140)
BOLI increase in cash value	61	58	181	177
Other	145	178	452	527
Total noninterest income	582	508	1,619	1,689

Noninterest expense:
Compensation and benefits	1,712	1,494	5,159	4,625
Occupancy expense	322	334	1,025	1,047
Equipment and data processing expense	589	591	1,805	1,798
DIF premiums	278	203	695	606
Advertising	82	155	171	290
Legal and professional services	123	72	368	383
Valuation adjustment and expenses on OREO	128	273	607	2,144
Amortization of intangible assets	92	106	294	336
Other	547	544	1,616	1,658
Total noninterest expense	3,873	3,772	11,740	12,887

Earnings (loss) before income taxes	539	365	1,374	(6,905)

Income taxes:
Current	4	—	27	—
Deferred	149	31	318	(2,614)
Total income taxes	153	31	345	(2,614)

Net earnings (loss)	$386	$334	$1,029	$(4,291)

Net earnings (loss) per share, basic	$0.06	$0.05	$0.16	$(0.69)
Net earnings (loss) per share, diluted	$0.06	$0.05	$0.16	$(0.69)

Net earnings (loss)	$386	$334	$1,029	$(4,291)

Other comprehensive income:
Unrealized holding gain (loss)	(272)	110	(71)	570
Income tax benefit (expense)	104	(42)	27	(218)

Comprehensive income (loss)	$218	$402	$985	$(3,939)

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended March 31, 2013 and 2012
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2012	$92	$78,571	$(2,809)	$(1,046)	$1,095	$8,067	$(31,341)	$52,629

Net earnings	—	—	—	—	—	1,028	—	1,028
Other comprehensive income	—	—	—	—	(44)	—	—	(44)
Shares committed to be released by the ESOP	—	(226)	325	—	—	—	—	99
Stock options expensed	—	4	—	—	—	—	—	4
Purchase of common stock (27,403 shares)	—	—	—	—	—	—	(137)	(137)
Balance at March 31, 2013	$92	$78,349	$(2,484)	$(1,046)	$1,051	$9,095	$(31,478)	$53,579

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

Net earnings	—	—	—	—	—	(4,291)	—	(4,291)
Other comprehensive income	—	—	—	—	352	—	—	352
Shares committed to be released by the ESOP	—	(238)	325	(27)	—	—	—	60
Purchase of common stock (2,484 shares)	—	—	—	—	—	—	(7)	(7)
Balance at March 31, 2012	$92	$78,657	$(2,916)	$(1,046)	$811	$7,776	$(31,341)	$52,033

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,029	$(4,291)
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	98	87
Depreciation and amortization expense	1,352	1,404
Amortization of premiums (discounts), net on investment securities	474	228
Provision for loan losses	800	9,273
Amortization of deferred loan fees, net	(132)	(112)
(Gain) loss on sale of investment securities	(12)	(39)
(Gain) loss on sale of foreclosed real estate, net	181	140
(Gain) loss on sale of fixed assets, net	(1)	19
Deferred tax expense (benefit)	318	(2,614)
Stock options expensed	4	—
Originations of mortgage loans held for sale	(15,004)	(11,391)
Proceeds from sale of mortgage loans	14,910	11,148
Increase in cash value of life insurance	(181)	(177)
Earned portion of MRP	—	(27)
Decrease (increase) in:
Accrued interest receivable	140	149
Other assets	182	3,185
Increase (decrease) in other liabilities and accrued income taxes	580	(2,803)
Net cash provided by (used for) operating activities	4,738	4,179

Cash flows used for investing activities:
Loan originations, net of principal collections	7,934	27,235
Investment securities classified as available-for-sale:
Proceeds from maturities, calls and prepayments	23,373	42,132
Proceeds from sale	80	501
Purchase of securities	(39,889)	(56,771)
Proceeds from sale of premises and equipment	—	26
Purchase of premises and equipment	(281)	(707)
Proceeds from sale of (additions to) foreclosed real estate, net	1,440	1,962
Net cash provided by (used for) investing activities	(7,343)	14,378

Cash flows from financing activities:
Net decrease in deposits	(18,517)	(20,407)
Net increase (decrease) in repurchase agreements	209	(55)
Repayment of FHLB advances	(178)	(19)
Purchase of treasury stock	(137)	(7)
Net cash provided by (used for) financing activities	(18,623)	(20,488)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(21,228)	(1,931)
Cash, cash equivalents and interest-earning deposits at beginning of period	56,693	40,548

Cash, cash equivalents and interest-earning deposits at end of period	$35,465	$38,617

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$1,201	$2,361
Interest on borrowed funds	$782	$786
Interest on subordinated debentures	$158	$159
Income taxes	45	—
Real estate acquired in settlement of loans	$3,689	$2,495

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation
The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 21, 2012 and amended on October 16, 2012. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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
Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the three and nine months ended March 31, 2013, stock options to purchase 360,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended March 31,		Weighted-Average Shares Outstanding for the Nine Months Ended March 31,
	2013	2012	2013	2012

Weighted average number of common shares used in computing basic earnings per common share	6,292,214	6,261,939	6,271,036	6,237,203
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,292,214	6,261,939	6,271,036	6,237,203

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

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02 in determining if a borrower is experiencing financial difficulties and if a concession has been granted. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. A TDR may be non-accruing or it may accrue interest. A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months. The Bank’s TDRs totaled $9.3 million at March 31, 2013 compared to $10.8 million at June 30, 2012.

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of March 31, 2013:

	March 31, 2013
	Accrual	Non-accrual	Total
	Status	Status	TDRs

Residential Mortgage	$670	$—	$670
Multi-family	623	5,001	5,624
Construction and land development	148	—	148
Non-residential real estate	—	2,051	2,051
Owner occupied	—	382	382
Commercial	122	262	384
HELOC and Junior Lien	—	—	—
Total	$1,563	$7,696	$9,259

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

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2013:

	Resid. Mtg	Multi-family	Constr and land dev.	Non- residential real estate	Owner occupied	Comm’l	HELOC and junior lien	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2012	$699	$596	$777	$1,047	$347	$2,130	$234	$22	$5,852
Charge Offs	(648)	—	(138)	(31)	(7)	(441)	(109)	(35)	(1,409)
Recoveries	—	—	20	—	10	386	—	11	427
Provision	498	415	(122)	50	(12)	(61)	—	32	800
Balance at March 31, 2013	$549	$1,011	$537	$1,066	$338	$2,014	$125	$30	$5,670

Ending balance, Individually Evaluated	$11	$501	$315	$539	$—	$777	$—	$—	$2,143
Ending balance, Collectively Evaluated	$538	$510	$222	$527	$338	$1,237	$125	$30	$3,527

Loans:
Balance at March 31, 2013	$85,132	$13,297	$30,254	$50,121	$70,283	$47,509	$16,916	$4,105	$317,617

Ending balance, Individually Evaluated	$195	$5,001	$550	$2,948	$—	$2,542	$—	$—	$11,236
Ending balance, Collectively Evaluated	$84,937	$8,296	$29,704	$47,173	$70,283	$44,967	$16,916	$4,105	$306,381

The following table is an aging analysis of the loan portfolio at March 31, 2013:

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total Current	Total loans receivable

Residential Mortgage	$998	$—	$2,392	$3,390	$81,742	$85,132
Multi-family	—	—	5,004	5,004	8,293	13,297
Construction/land development	22	—	879	901	29,353	30,254
Non-residential real estate	74	—	3,191	3,265	46,856	50,121
Owner occupied	126	—	1,110	1,236	69,047	70,283
Commercial	461	200	303	964	46,545	47,509
HELOC and Junior Lien	—	—	47	47	16,869	16,916
Consumer	13	1	11	25	4,080	4,105

Total	$1,694	$201	$12,937	$14,832	$302,785	$317,617

The following table summarizes the credit risk profile by internally assigned grade at March 31, 2013:

	Residential Mortgage	Multi-family	Constr and land dev.	Non- residential real estate	Owner occupied	Comm’l	HELOC and Junior Lien	Consumer	Total

Grade:
Pass	$77,906	$7,579	$26,979	$33,033	$66,369	$43,242	$15,887	$3,685	$274,680
Watch	2,576	—	1,683	12,995	2,589	1,538	73	412	21,866
Special mention	—	—	—	—	—	—	—	—	—
Substandard	4,650	5,718	1,592	4,093	1,325	2,729	956	8	21,071
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$85,132	$13,297	$30,254	$50,121	$70,283	$47,509	$16,916	$4,105	$317,617

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at March 31, 2013:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$184	$195	$11	$10
Multi-family	4,500	5,001	501	—
Construction and land development	235	550	315	7
Non-residential real estate	2,409	2,948	539	51
Owner occupied	—	—	—	—
Commercial	1,765	2,542	777	162
HELOC and Junior Lien	—	—	—	—
Consumer	—	—	—	—
Total	$9,093	$11,236	$2,143	$230

With no related allowance:
Residential Mortgage	$1,346	$1,346	$—	$65
Multi-family	623	623	—	31
Construction and land development	523	523	—	12
Non-residential real estate	1,652	1,652	—	—
Owner occupied	545	545	—	—
Commercial	54	54	—	—
HELOC and Junior Lien	609	609	—	15
Consumer	—	—	—	—
Total	$5,352	$5,352	$—	$123

Total:
Residential Mortgage	$1,530	$1,541	$11	$75
Multi-family	5,123	5,624	501	31
Construction and land development	758	1,073	315	19
Non-residential real estate	4,061	4,600	539	51
Owner occupied	545	545	—	—
Commercial	1,819	2,596	777	162
HELOC and Jr Lien	609	609	—	15
Consumer	—	—	—	—
Total	$14,445	$16,588	$2,143	$353

Average impaired loans for the nine months ended March 31, 2013	$17,552

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

At March 31, 2013, we had approximately $12.4 million in commitments to extend credit, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $3.6 million in unused letters of credit and approximately $30.0 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of March 31, 2013:

	Three Months Ended
	March 31, 2013
		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	360,638	$13.04
Granted during the three-month period	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at March 31, 2013	360,638	$13.04

Options exercisable at March 31, 2013	340,638	$13.69

The following information applies to options outstanding at March 31, 2013:

Number outstanding	360,638
Range of exercise prices	$1.97 - $13.69
Weighted-average exercise price	$13.04
Weighted-average remaining contractual life	1.3
Number of options remaining for future issuance	338,112

During the nine months ended March 31, 2013, the Company granted 20,000 stock options. The fair value of stock options granted is amortized as compensation expense on a straight-line basis over the five year vesting period of the grant. Compensation expense related to stock options was approximately $4,000 for the nine months ended March 31, 2013. The estimated fair value of stock options was determined using the Black-Scholes option pricing on the date of the grant award. The Black-Scholes model assumes an expected stock price volatility based on the historical volatility at the date of the grant and an expected term based on the remaining contractual life of the vesting period. The Company bases the estimate of risk-free interest rate on a U.S. Government obligation, with a term equal to the expected life of the options at the grant date. The dividend yield is based on the current quarterly dividend in effect at the time of the grant.

(10)	Investment Securities

Investment securities are summarized as follows:

At March 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$21,006	$191	$(34)	$21,163
Mortgage-backed	67,885	1,798	(189)	69,494
Municipals	8,182	316	(45)	8,453
Other Securities	607	—	(334)	273

Total securities available-for-sale	$97,680	$2,305	$(602)	$99,383

Weighted-average rate	1.78%

Pledged at March 31, 2013	$11,462

At June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$24,033	$263	$—	$24,296
Mortgage-backed	52,822	1,658	(65)	54,415
Municipals	4,245	318	—	4,563
Other Securities	609	—	(400)	209

Total securities available-for-sale	$81,709	$2,239	$(465)	$83,483

Weighted-average rate	2.20%

Pledged at June 30, 2012	$13,021

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2013
Federal agency securities	$7,959	$(34)	$—	$—	$7,959	$(34)
Mortgage-backed securities	18,844	(183)	445	(6)	19,289	(189)
Municipal securities	3,433	(45)	—	—	3,433	(45)
Other securities	—	—	274	(334)	274	(334)
	$30,236	$(262)	$719	$(340)	$30,955	$(602)

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

Federal Agency Securities – The unrealized losses of $34,000 for these eight federal agency securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $183,000 for these twenty GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Private-Label Residential Mortgage-Backed Securities - The unrealized loss of $6,000 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the semi-annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the security would not be settled at a price less than the amortized bases of the Company’s investment. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Municipal Securities – The unrealized losses of $45,000 for these seven investments in municipal securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by municipal agencies themselves. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Other Securities – The unrealized loss of $334,000 on this collateralized debt obligation (“CDO”) was a result of updated variables and inputs that comprise the model used in the semi-annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REITs, real estate operating companies and homebuilding companies. The CDO is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013.

Maturities of debt securities at March 31, 2013 are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$5,692	$5,735	1.19%
Over 1 year through 5 years	5,834	5,910	1.66%
After 5 years through 10 years	20,605	20,901	1.39%
Over 10 years	65,549	66,837	1.96%
	$97,680	$99,383	1.78%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	March 31, 2013
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$98,664	$719	$99,383	$99,383

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

	March 31, 2013
Description	Level 1	Level 2	Level 3	Total Gains (Losses)

Impaired Loans	—	—	$14,445	$(580)

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	March 31, 2013		June 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$35,465	$35,465	$56,693	$56,693
Available-for-sale securities	99,383	99,383	83,483	83,483
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Bank owned life insurance	7,042	7,042	6,861	6,861
Loans receivable, net	311,628	319,401	322,499	330,664
Accrued interest receivable	1,435	1,435	1,575	1,575
Loans held-for-sale	475	475	381	381

Financial liabilities:
Deposits	(405,361)	(400,485)	(423,882)	(424,523)
Borrowed funds	(38,251)	(39,630)	(38,261)	(40,064)
Subordinated debentures	(7,330)	(4,713)	(7,245)	(4,200)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	12,356	—	8,452
Unused letters of credit	—	3,612	—	4,454
Unused lines of credit	—	29,956	—	31,409

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks and interest-earning deposits with banks - The carrying amounts for these assets approximates fair value.

Investment securities – See the discussion presented on Page 18 concerning assets measured at fair value on a recurring basis.

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
The Company has evaluated subsequent events for potential recognition and disclosure for the three months ended March 31, 2013. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

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

Results of Operations for the Three and Nine Months Ended March 31, 2013 and 2012

Net Income
For the three months ended March 31, 2013, net income totaled $386,000, or $0.06 per diluted share, compared to $334,000, or $0.05 per diluted share, for the three months ended March 31, 2012. The increase in net income is primarily the result of a reduced loan loss provision and higher noninterest income, partially offset by a reduction in net interest income and an increase in noninterest expense.

For the nine months ended March 31, 2013, net income totaled $1.0 million, or $0.16 per diluted share, compared to a net loss of $4.3 million, or $0.69 per diluted share, for the nine months ended March 31, 2012. The improvement in net income was primarily due to a decrease in the provision for loan losses, which totaled $800,000 for the nine months ended March 31, 2013 compared to $9.3 million for the comparable period in 2012.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Net earnings (loss)	$386	$334	$1,029	$(4,291)
Net earnings (loss) per share, basic	$0.06	$0.05	$0.16	$(0.69)
Net earnings (loss) per share, diluted	$0.06	$0.05	$0.16	$(0.69)
Return on average assets (annualized)	0.30%	0.25%	0.27%	(1.05%)
Return on average equity (annualized)	2.87%	2.56%	2.56%	(10.44%)

Net Interest Income

Net interest income decreased $199,000, or 4.7%, to $4.0 million for the three months ended March 31, 2013 compared to $4.2 million for the same period in 2012. The interest rate spread and net interest margin for the quarter ended March 31, 2013 were 3.54% and 3.63%, respectively, compared to 3.49% and 3.60%, respectively, for the same period in 2012.

The following table summarizes changes in interest income and expense for the three month periods ended March 31, 2013 and 2012:

	Three Months
	Ended
	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$4,277	$4,758	$(481)	(10.1%)
Investment securities	437	478	(41)	(8.6%)
Interest-earning deposits	16	12	4	33.3%
FHLB stock	51	54	(3)	(5.6%)
Total interest income	4,781	5,302	(521)	(9.8%)

Interest expense:
Deposits	358	671	(313)	(46.6%)
Repurchase Agreements	1	2	(1)	(50.0%)
Borrowings	313	316	(3)	(0.9%)
Subordinated Notes & Debentures	79	84	(5)	(6.0%)
Total interest expense	751	1,073	(322)	(30.0%)

Net interest income	$4,030	$4,229	$(199)	(4.7%)

For the nine months ended March 31, 2013, net interest income decreased $1.3 million, or 9.4%, to $12.3 million compared to $13.6 million for the same period in 2012. The interest rate spread and net interest margin for the nine months ended March 31, 2013 were 3.54% and 3.63%, respectively, compared to 3.61% and 3.75%, respectively, for the same period in 2012.

The following table summarizes changes in interest income and expense for the nine month periods ended March 31, 2013 and 2012:

	Nine Months
	Ended
	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$13,197	$15,595	$(2,398)	(15.4%)
Investment securities	1,266	1,412	(146)	(10.3%)
Interest-earning deposits	60	41	19	46.3%
FHLB stock	158	149	9	6.0%
Total interest income	14,681	17,197	(2,516)	(14.6%)

Interest expense:
Deposits	1,190	2,427	(1,237)	(51.0%)
Repurchase Agreements	4	5	(1)	(20.0%)
Borrowings	950	956	(6)	(0.6%)
Subordinated Notes & Debentures	242	243	(1)	(0.4%)
Total interest expense	2,386	3,631	(1,245)	(34.3%)

Net interest income	$12,295	$13,566	$(1,271)	(9.4%)

The following table summarizes average balances and average yields and costs for the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)

Loans	$318,078	5.45%	$358,261	5.34%	$322,346	5.45%	$371,555	5.59%
Investment securities	98,485	1.86%	83,698	2.38%	91,112	1.92%	81,676	2.38%
Interest-earning deposits	30,526	0.21%	28,202	0.17%	34,540	0.23%	26,597	0.21%
FHLB stock	4,735	4.37%	4,735	4.59%	4,735	4.45%	4,735	4.19%
Deposits	354,076	0.41%	380,949	0.71%	355,887	0.45%	386,666	0.84%
FHLB advances	37,657	3.37%	37,895	3.35%	37,721	3.35%	37,916	3.36%
Repurchase agreements	972	0.42%	858	0.94%	959	0.56%	949	0.70%
Subordinated debentures	7,311	4.38%	7,200	4.69%	7,284	4.43%	7,171	4.51%

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

	Three Months Ended March 31, 2013 Compared to 2012			Nine Months Ended March 31, 2013 Compared to 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$(540)	$59	$(481)	$(2,023)	$(375)	$(2,398)
Investment securities	86	(127)	(41)	190	(336)	(146)
Daily interest-earning deposits and other interest-earning assets	1	(0)	1	13	15	28
Total interest-earning assets	(452)	(69)	(521)	(1,820)	(696)	(2,516)

Interest expense:
Deposits	(45)	(269)	(313)	(180)	(1,057)	(1,237)
FHLB advances	(2)	(1)	(3)	(5)	(1)	(6)
Repurchase agreements	0	(1)	(1)	—	(1)	(1)
Subordinated debentures	1	(6)	(5)	4	(5)	(1)
Total interest-bearing liabilities	(45)	(277)	(322)	(181)	(1,064)	(1,245)
Net change in interest income	$(407)	$208	$(199)	$(1,639)	$368	$(1,271)

Total interest income decreased $521,000, or 9.8%, to $4.8 million for the three months ended March 31, 2013 and decreased $2.5 million, or 14.6%, to $14.7 million for the nine months ended March 31, 2013 compared to the prior year periods. The decrease in interest income was primarily the result of declines in the average balance of interest-earning assets combined with lower interest rates.

Interest on loans decreased $481,000, or 10.1%, to $4.3 million for the three months ended March 31, 2013 and decreased $2.4 million, or 15.4%, to $13.2 million for the nine months ended March 31, 2013 compared to the prior year periods. The average balance of loans decreased $40.2 million, or 11.2%, to $318.1 million for the three months ended March 31, 2013 and decreased $49.2 million, or 13.2%, to $322.3 million for the nine months ended March 31, 2013. The decrease in the average balance of loans is due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to other real estate owned (“OREO”) and charge-offs. Reduced loan demand has resulted from continued economic weakness in the Bank’s market areas. The average yield on loans was 5.45% for both the three and nine months ended March 31, 2013, compared to 5.34% and 5.59%, respectively, for the same periods in 2012.

Interest on investment securities decreased $41,000, or 8.6%, to $437,000 for the three months ended March 31, 2013 and decreased $146,000, or 10.3%, to $1.3 million for the nine months ended March 31, 2013 compared to the prior year periods. The decrease for both periods was the result of a decline in the average yield of investment securities more than offsetting an increase in the average balance. The average yield on investment securities decreased 52 basis points to 1.86% for the three months ended March 31, 2013 and decreased 46 basis points to 1.92% for the nine months ended March 31, 2013 compared to the same periods in 2012 due to lower market interest rates.

Total interest expense decreased $322,000, or 30.0%, to $751,000 for the three-month period ended March 31, 2013 and decreased $1.2 million, or 34.3%, to $2.4 million for the nine-month period ended March 31, 2013 compared to the prior year periods. The decrease for both periods was due to a decrease in rates paid on deposits combined with decreases in the average balance of deposits. The average rate paid on deposits decreased 30 basis points to 0.41% for the three months ended March 31, 2013 and decreased 39 basis points to 0.45% for the nine months ended March 31, 2013 compared to the prior year periods due to downward repricing of interest bearing deposits in the current low interest rate environment. The decrease in the average balance of deposits is the result of the managed decline of higher rate certificates of deposit.

Provision for Loan Losses
The provision for loan losses for the three and nine month periods ended March 31, 2013 totaled $200,000 and $800,000, respectively, compared to $600,000 and $9.3 million, respectively, for the prior year periods. The decrease in the provision for loan losses is the result of improvements in asset quality. Net charge-offs for the three and nine month periods ended March 31, 2013 amounted to $232,000 and $982,000, respectively, compared to $4.7 million and $10.6 million for the comparable periods in 2012. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income
Noninterest income increased $74,000, or 14.6%, to $582,000 for the three months ended March 31, 2013 compared to $508,000 for the same period in 2012 due primarily to an $89,000 increase in net gain on sale of OREO. Mortgage origination fee income increased $29,000, or 42.6%, to $97,000 for the three months ended March 31, 2013 compared to the prior year due to higher demand for residential mortgage refinancing.

The following table summarizes changes in noninterest income for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$97	$68	$29	42.6%
Service charges and fees	251	265	(14)	(5.3%)
Loss on sale of foreclosed real estate, net	28	(61)	89	(145.9%)
BOLI increase in cash value	61	58	3	5.2%
Other	145	178	(33)	(18.5%)
Total noninterest income	$582	$508	$74	14.6%

For the nine months ended March 31, 2013, noninterest income decreased $70,000, or 4.1%, to $1.6 million compared to $1.7 million for the same period in 2012. Service charges and fees decreased $61,000, or 7.3% to $780,000 for the nine months ended March 31, 2013 compared to the prior year period. Net losses on sale of OREO totaled $181,000 compared to $140,000 for the same period in 2012. Mortgage origination fee income increased $110,000, or 41.7%, to $374,000 compared to the prior year due to higher demand for residential mortgage refinancing.

The following table summarizes changes in noninterest income for the nine month periods ended March 31, 2013 and 2012:

	Nine Months Ended
	March 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$374	$264	$110	41.7%
Service charges and fees	780	841	(61)	(7.3%)
Gain (loss) on sale of fixed assets	1	(19)	20	(105.3%)
Gain on investment securities	12	39	(27)	(69.2%)
Loss on sale of foreclosed real estate, net	(181)	(140)	(41)	29.3%
BOLI increase in cash value	181	177	4	2.3%
Other	452	527	(75)	(14.2%)
Total noninterest income	$1,619	$1,689	$(70)	(4.1%)

Noninterest Expense
Total noninterest expense increased $101,000, or 2.7%, to $3.9 million for the three months ended March 31, 2013 compared to $3.8 million for the corresponding period in 2012 due primarily to an increase in compensation and benefits. Compensation and benefits increased $218,000, or 14.6%, to $1.7 million due to increases in commissions, salary expense, bonus accruals, and health insurance costs. Valuation adjustments and expenses on other real estate owned decreased $145,000, or 53.1% to $128,000 for the three months ended March 31, 2013. Advertising expense decreased $73,000, or 47.1%, to $82,000 due primarily to marketing efforts in the prior year period to promote new deposit products.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2013 compared to the same period in 2012.

	Three Months Ended
	March 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,712	$1,494	$218	14.6%
Occupancy expense	322	334	(12)	(3.6%)
Equipment and data processing expense	589	591	(2)	(0.3%)
Deposit insurance premiums	278	203	75	36.9%
Advertising	82	155	(73)	(47.1%)
Professional services	123	72	51	70.8%
Valuation adjustment and expenses on OREO	128	273	(145)	(53.1%)
Amortization of intangible assets	92	106	(14)	(13.2%)
Other	547	544	3	0.6%
Total noninterest expense	$3,873	$3,772	$101	2.7%

Total noninterest expense decreased $1.1 million, or 8.9%, to $11.7 million for the nine months ended March 31, 2013 compared to $12.9 million for the corresponding period in 2012 due primarily to a decrease in valuation adjustments and expenses on OREO totaling $1.5 million. Compensation and benefits increased $534,000, or 11.5%, to $5.2 million due to increases in commissions, salary expense, bonus accruals, and health insurance costs. Advertising expense decreased $119,000, or 41.0%, to $171,000 primarily due to marketing efforts in the prior year period to promote new deposit products.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2013 compared to the same period in 2012.

	Nine Months Ended
	March 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$5,159	$4,625	$534	11.5%
Occupancy expense	1,025	1,047	(22)	(2.1%)
Equipment and data processing expense	1,805	1,798	7	0.4%
Deposit insurance premiums	695	606	89	14.7%
Advertising	171	290	(119)	(41.0%)
Professional services	368	383	(15)	(3.9%)
Valuation adjustment and expenses on OREO	607	2,144	(1,537)	(71.7%)
Amortization of intangible assets	294	336	(42)	(12.5%)
Other	1,616	1,658	(42)	(2.5%)
Total noninterest expense	$11,740	$12,887	$(1,147)	(8.9%)

Income Taxes
Income tax expense for the three and nine months ended March 31, 2013 increased to $153,000 and $345,000, respectively, compared to income tax expense of $31,000 and a tax benefit of $2.6 million, respectively, for the three and nine months ended March 31, 2012. The increase in income tax expense for both periods was due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits
Cash, cash equivalents, and interest-earning deposits decreased $21.2 million to $35.5 million at March 31, 2013 compared to $56.7 million at June 30, 2012. The decrease was primarily the result of purchases of investment securities combined with customer deposit withdrawals.

Investments
The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities increased to $99.4 million at March 31, 2013 compared to $83.5 million at June 30, 2012. The increase in the investment portfolio reflects security purchases totaling $39.9 million, partially offset by sales, paydowns and calls of securities totaling approximately $23.4 million. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized gain of $1.7 million, or $1.1 million net of taxes, at March 31, 2013.

Loans
Net loans decreased $10.9 million, or 3.4%, to $311.6 million at March 31, 2013, compared to $322.5 million at June 30, 2012, due to a combination of reduced loan demand, normal paydowns on existing loans, transfers to OREO and charge-offs. Reduced loan demand is primarily the result of continued economic weakness in the Bank’s market areas.

Loans receivable, net, are summarized as follows:

	At		At
	March 31,		June 30,
	2013		2012
		Percent of		Percent of	$	%
	Amount	Portfolio	Amount	Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$87,797	27.6%	$97,182	29.6%	$(9,385)	(9.7%)
Home equity line of credit	16,041	5.1%	18,395	5.6%	(2,354)	(12.8%)
Commercial	120,132	37.8%	127,185	38.7%	(7,053)	(5.5%)
Multi-family	13,297	4.2%	11,564	3.5%	1,733	15.0%
Construction	5,539	1.7%	548	0.2%	4,991	910.8%
Land	23,117	7.3%	27,487	8.4%	(4,370)	(15.9%)

Total real estate loans	265,923	83.7%	282,361	85.9%	(16,438)	(5.8%)

Commercial business loans	47,730	15.0%	42,107	12.8%	5,623	13.4%

Consumer loans:
Automobile loans	566	0.2%	833	0.3%	(267)	(32.1%)
Mobile home loans	—	0.0%	3	0.0%	(3)	(100.0%)
Loans secured by deposits	343	0.1%	381	0.1%	(38)	(10.0%)
Other consumer loans	3,055	1.0%	2,989	0.9%	66	2.2%

Total consumer loans	3,964	1.2%	4,206	1.3%	(242)	(5.8%)

Total gross loans	317,617	100.0%	328,674	100.0%	(11,057)	(3.4%)

Less:
Deferred loan fees, net	(319)		(323)		4	(1.2%)
Allowance for losses	(5,670)		(5,852)		182	(3.1%)
Loans receivable, net	$311,628		$322,499		$(10,871)	(3.4%)

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

The allowance for loan losses was $5.7 million at March 31, 2013 compared to $5.9 million at June 30, 2012. Our allowance for loan losses represented 1.79% of total loans and 43.83% of nonperforming loans at March 31, 2013 compared to 1.78% of total loans and 31.53% of nonperforming loans at June 30, 2012.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$5,702	$10,880	$5,852	$8,181
Provision for loan losses	200	600	800	9,273
Recoveries	27	175	427	257
Charge-offs	(259)	(4,848)	(1,409)	(10,904)
Net charge-offs	(232)	(4,673)	(982)	(10,647)
Allowance at end of period	$5,670	$6,807	$5,670	$6,807

Net charge-offs to average outstanding loans during the period, annualized	0.29%	5.22%	0.41%	3.82%

Nonperforming Assets
We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets totaled $20.1 million, or 3.98% of total assets, at March 31, 2013, compared to $25.2 million, or 4.82% of total assets, at June 30, 2012. Nonaccrual loans totaled $12.9 million at March 31, 2013 compared to $18.6 million at June 30, 2012. TDRs were $9.3 million at March 31, 2013 compared to $10.8 million at June 30, 2012. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The amount of accruing TDRs totaled $1.6 million at March 31, 2013 compared to $2.3 million at June 30, 2012. Foreclosed real estate amounted to $6.5 million at March 31, 2013 compared to $6.1 million at June 30, 2012. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at March 31, 2013 consisted of vacant land totaling $3.9 million, residential property totaling $1.8 million, and commercial real estate totaling $742,000.

	March 31,	June 30,
	2013	2012
	(Dollars in thousands
Nonaccrual loans:
Real estate	$5,190	$9,040
Commercial business	41	1,034
Consumer	11	33
Total nonaccrual loans	5,242	10,107

Nonaccrual restructured loans:
Real estate	7,433	8,140
Commercial business	262	315
Consumer	—	—
Total nonaccrual restructured loans	7,695	8,455
Total nonperforming loans	12,937	18,562

Nonaccrual investments	719	207
Real estate owned	6,489	6,075
Other nonperforming assets	—	348

Total nonperforming assets	$20,145	$25,192

Accruing restructured loans	$1,563	$2,304

Accruing restructured loans and nonperforming loans	$14,500	$20,866

Total nonperforming loans to total loans	4.07%	5.65%
Total nonperforming loans to total assets	2.56%	3.55%
Total nonperforming assets to total assets	3.98%	4.82%

The following table summarizes activity in OREO during the nine months ended March 31, 2013:

OREO balance at beginning of period	$6,075
OREO acquired	3,689
OREO sold	(2,169)
Initial valuation adjustments	(864)
Subsequent valuation adjustments	(242)
OREO ending balance	$6,489

Bank Owned Life Insurance
We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2013 was $7.0 million.

Deposits
Total deposits decreased $18.5 million, or 4.4%, to $405.4 million at March 31, 2013 compared to $423.9 million at June 30, 2012 primarily due to planned runoff of certificates of deposit through lower interest rates. Certificates of deposit decreased $19.6 million, or 11.5%, to $150.8 million while transaction accounts increased $1.1 million to $254.6 million at March 31, 2013. Certificates of deposit comprised 37.2% of total deposits at March 31, 2013 compared to 40.2% of total deposits at June 30, 2012.

	March 31,	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$51,939	$52,436	$(497)	(0.9%)
NOW accounts	55,997	52,958	3,039	5.7%
Savings accounts	89,573	96,588	(7,015)	(7.3%)
Money market accounts	57,057	51,492	5,565	10.8%
Certificates of deposit	150,795	170,408	(19,613)	(11.5%)
Total	$405,361	$423,882	$(18,521)	(4.4%)

Advances
FHLB advances totaled $37.6 million at March 31, 2013 compared to $37.9 million at June 30, 2012. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity
Stockholders’ equity was $53.6 million at March 31, 2013 compared to $52.6 million at June 30, 2012. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2013, the adjustment to stockholders’ equity remained relatively unchanged with a net unrealized gain of $1.1 million compared to June 30, 2012. Stock repurchases for the three months ended March 31, 2013 totaled 25,167 shares at an average cost of $5.19 per share. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At March 31, 2013, 410,339 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $35.5 million compared to $56.7 million at June 30, 2012. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $99.4 million at March 31, 2013 compared to $83.5 million at June 30, 2012. At March 31, 2013, approximately $11.5 million of the investment portfolio was pledged as collateral for municipal deposits and repurchase agreements. Municipal deposits totaled $5.6 million at March 31, 2013. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. FHLB advances remained relatively unchanged at $37.6 million at March 31, 2013 compared to June 30, 2012. At March 31, 2013, borrowing capacity with the FHLB totaled $38.9 million based on pledged collateral, of which $1.4 million was unused.

Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At March 31, 2013, the Company had approximately $16.9 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2013, we had approximately $12.4 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $3.6 million in unused letters of credit and approximately $30.0 million in unused lines of credit. At March 31, 2013, we had approximately $79.5 million in certificates of deposit due within one year and $254.6 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $18.5 million during the nine-month period ended March 31, 2013.

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

For the three months ended March 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2013, Jefferson Federal met each of its capital requirements. The following table presents our capital position relative to our regulatory capital requirements at March 31, 2013 and June 30, 2012:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At March 31, 2013

Total Risk-Based Capital (To Risk Weighted Assets)	$49,354	14.31%	$27,600	>	8.0%	$34,500	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	45,024	13.05%	13,800	>	4.0%	20,700	>	6.0%

Tier 1 Capital (To Average Assets)	45,024	9.04%	19,923	>	4.0%	24,904	>	5.0%

At June 30, 2012

Total Risk-Based Capital (To Risk Weighted Assets)	$46,815	13.42%	$27,900	>	8.0%	$34,875	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)	42,437	12.17%	13,950	>	4.0%	20,925	>	6.0%

Tier 1 Capital (To Average Assets)	42,437	8.23%	20,634	>	4.0%	25,792	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At March 31, 2013, Jefferson Federal’s leverage capital ratio was 9.04%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At March 31, 2013, Jefferson Federal had a ratio of total capital to risk-weighted assets of 14.31%. At March 31, 2013, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	(d) Maximum Number (or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
January 1, 2013 through January 31, 2013	—	—	—	435,566	(1)

Month #2
February 1, 2013 through February 28, 2013	25,167	5.19	25,167	410,399	(1)

Month #3
March 1, 2013 through March 31, 2013	—	—	—	410,399	(1)

Total	25,167	5.19	25,167	410,399

(1)
On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer
32.0	Section 1350 certification
10.1	Amended and Restated Change in Control Severance Plan of Jefferson Federal Bank**
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
* *	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

May 15, 2013	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 15, 2013	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary