Form 10-K
period 2013-06-30
JEFFERSON BANCSHARES INC
filed 2013-09-30
CIK 1222915

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
Large Accelerated Filer ☐            Accelerated Filer ☐
Non-accelerated Filer ☐              Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 16b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,333,688 million, based upon the closing price ($2.70 per share) as quoted on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2012).

The number of shares outstanding of the registrant’s common stock as of September 13, 2013 was 6,597,739.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders
are incorporated by reference in Part III of this Form 10-K.

INDEX

Part I

  Part II

Part III

Part IV

Item 15.	Exhibits and Financial Statement Schedules	44

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

●
The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets;

●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters;

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System;

●	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector;

●	The inability of the Company to obtain new customers and to retain existing customers;

●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;

●
Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers;

●	The ability of the Company to develop and maintain secure and reliable electronic systems;

●	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner;

●	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely;

●	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected;

●	The costs, effects and outcomes of existing or future litigation;

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board; and

●	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Available Information

We maintain an Internet website at http://www.jeffersonfederal.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K. This annual report on Form 10-K has not been reviewed, or confirmed for accuracy or relevance, by the Securities and Exchange Commission, the Federal Deposit Insurance Corporation or any other governmental authority.

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

We currently operate two full-service branch offices and two limited-service drive-through facilities in Hamblen County, Tennessee. The economy of Hamblen County, which has an estimated population of 62,000, is primarily oriented to manufacturing and agriculture. Morristown and Hamblen County also serve as a hub for retail shopping and medical services for a number of surrounding rural counties. The manufacturing sector is focused on three types of products: automotive and heavy equipment components; plastics, paper and corrugated products; and furniture. According to published statistics, the unemployment rate in Hamblen County was 10.0% as of June 2013, the most recent period for which data is available, which was above the national and state unemployment rates at that time.

We also currently operate two full-service branch offices in Knoxville, Tennessee. Knoxville’s population is approximately 183,000 and its economy is largely fueled by the location of the main campus of the University of Tennessee, the Oak Ridge National Laboratory, the National Transportation Research Center and the Tennessee Valley Authority. Additionally, Knoxville has many warehousing and distribution companies because of its central location in the eastern half of the United States. The unemployment rate for the Knoxville metropolitan statistical area was 7.5% as of June 2013, which was below the national and state unemployment rates at that time.

We also currently operate six full-service branch offices in the Tri-Cities region, which is comprised of of Kingsport, Tennessee, Johnson City, Tennessee and Bristol, Tennessee and the surrounding areas. The population of the Tri-Cities region is approximately 500,000 and its economy is largely fueled by manufacturing and trade services. The unemployment rate for the Tri-Cities region combined statistical area was 8.4% as of June 2013, which was above the national unemployment rate and slightly below the state unemployment rate at that time.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 22.58% of the deposits in Hamblen County, which is the largest market share out of nine financial institutions with offices in the county at that date; (ii) 0.27% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 30th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 4.77% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 22 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.06% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 20th largest market share out of 31 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

In addition to originating loans for our portfolio, we originate loans for the secondary mortgage market. Loans are sold without recourse and on a servicing-released basis. We generally do not make conventional loans with loan-to-value ratios exceeding 85% and generally make loans with a loan-to-value ratio in excess of 85% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 90% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans in excess of $250,000 to be appraised by a board-approved appraiser. We require title insurance on all mortgage loans in excess of $25,000. Borrowers must obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan.

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

At June 30, 2013, loans with principal balances of $500,000 or more secured by commercial real estate totaled $75.3 million, or 62.7% of commercial real estate loans, and loans with principal balances of $500,000 or more secured by multi-family properties totaled $10.8 million, or 80.0% of multi-family loans. At June 30, 2013, 14 commercial real estate loans totaling $3.8 million were nonaccrual loans.

Construction Loans. We originate loans to finance the construction of one- to four-family homes and, to a lesser extent, multi-family and commercial real estate properties. At June 30, 2013, $2.0 million of our construction loans was for the construction of one- to four-family homes and $4.7 million was for the construction of commercial or multi-family real estate. Construction loans are generally made on a “pre-sold” basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom we have had successful relationships. We generally limit loans to contractors for speculative construction to a total of $350,000 per contractor. Construction loans generally provide for interest-only payments at fixed-rates of interest and have terms of six to 12 months. At the end of the construction period, the loan generally converts into a permanent loan. Construction loans to a borrower who will occupy the home, or to a builder who has pre-sold the home, will be considered for loan-to-value ratios of up to 85%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios of up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. We generally use in-house inspectors for construction disbursement purposes; however, we may rely on architect certifications and independent third party inspections for disbursements on larger commercial loans.

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

At June 30, 2013, our largest land loan had an outstanding balance of $3.6 million and was secured by vacant land. At June 30, 2013, loans with principal balances of $500,000 or more secured by unimproved property totaled $9.6 million, or 42.9% of land loans. At June 30, 2013, 14 land loans totaling $1.0 million were nonaccrual loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At June 30, 2013, our regulatory limit on loans to one borrower was $11.3 million. At that date, our largest lending relationship was $5.7 million and consisted of multiple real estate and commercial business loans. These loans were performing according to their original repayment terms at June 30, 2013.

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

At June 30, 2013, our investment portfolio consisted of U.S. agency securities, mortgage-backed securities, municipal securities and corporate securities.

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

Personnel

As of June 30, 2013, we had 135 full-time employees and eight part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Executive Officers

The executive officers of Jefferson Federal are elected annually by the Board of Directors and serve at the Board’s discretion. Ages presented are as of June 30, 2013. The executive officers of Jefferson Federal are:

Name	Age	Position

Anderson L. Smith	65	President and Chief Executive Officer
Douglas H. Rouse	60	Senior Vice President
Jane P. Hutton	54	Senior Vice President and Chief Financial Officer
Eric S. McDaniel	42	Senior Vice President and Chief Information Officer
Janet J. Ketner	60	Executive Vice President of Retail Banking
Anthony J. Carasso	54	President—Knoxville Region
Harvey L. Mitchell	65	President—Tri-Cities Division
John W. Beard, Jr.	60	Executive Vice President and Chief Credit Officer
Gary L. Keys	64	Executive Vice President and Manager, Special Assets

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

Eric S. McDaniel has served as Senior Vice President and Chief Information Officer of Jefferson Federal since July 2009. In January 2013, he added the title of Chief Risk Officer. From July 2002 to July 2009, Mr. McDaniel served as Vice President and Senior Operations Officer of Jefferson Federal. From March 1996 to July 2002, Mr. McDaniel served as Jefferson Federal’s Director of Compliance and Internal Audit.

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

In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

In addition to the leverage ratio (the ratio of Tier 1 capital to total assets), state-chartered nonmember banks must currently maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, certain cumulative preferred stock and subordinated debentures, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by risk weight assigned to that category. The sum of these weighted values equals the Bank’s risk-weighted assets.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Assessment rates range from seven to 77.5 basis points on the institution’s assessment base, which is calculated as total assets minus tangible equity.

Deposit insurance per account owner is currently $250,000. The Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, which was later extended to December 31, 2012. The Bank opted to participate in the unlimited coverage for noninterest bearing transaction accounts.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank is in compliance with these requirements. At June 30, 2013, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Cincinnati, is required to purchase and hold shares of capital stock in the FHLB of Cincinnati. As of June 30, 2013, the Bank held stock in the FHLB of Cincinnati in the amount $4.7 million and was in compliance with the above requirement. The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements, or financial stress caused by economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

The current economic conditions pose significant challenges that could adversely affect our financial condition and results of operations.

Our success depends to a large degree on the general economic conditions in our market areas. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. If economic conditions do not improve or continue to decline, we could experience any of the following consequences, each of which could further adversely affect our business: demand for our products and services could decline; problem assets and foreclosures may increase; and loan losses may increase.

We could experience further adverse consequences in the event of a prolonged economic downturn in our market due to our exposure to commercial loans across various lines of business. A prolonged economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of a prolonged economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

Our nonperforming assets expose us to increased risk of loss.

In recent years, our nonperforming assets have increased from historical levels primarily as a result of the recent economic recession. At June 30, 2013, we had total nonperforming assets of $19.2 million, or 3.8% of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing. Loans are returned to accrual status when future payments are reasonably assured. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held: (i) 22.58% of the deposits in Hamblen County, which is the largest market share out of nine financial institutions with offices in the county at that date; (ii) 0.27% of the deposits in the Knoxville, Tennessee, metropolitan statistical area, which is the 30th largest market share out of 44 financial institutions with offices in the metropolitan statistical area at that date; (iii) 4.77% of the deposits in the Johnson City, Tennessee metropolitan statistical area, which is the ninth largest market share out of 22 financial institutions located in the metropolitan statistical area at that date; and (iv) 1.06% of the deposits in the Kingsport, Tennessee-Bristol, Virginia metropolitan statistical area, which is the 20th largest market share out of 31 financial institutions located in the metropolitan statistical area at that date. Banks owned by SunTrust Banks, Inc., First Tennessee National Corporation and Regions Financial Corporation and other large regional bank holding companies also operate in our primary market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our commercial real estate, commercial business and multi-family real estate loans expose us to increased lending risks.

At June 30, 2013, $191.0 million, or 58.4%, of our loan portfolio consisted of commercial real estate, commercial business and multi-family real estate loans. Commercial real estate and multi-family real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial business loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. All three of these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Because such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans and regulating debit card interchange fees. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, it is likely that the provisions of the Dodd-Frank Act will have an adverse impact on our operations, particularly through increased regulatory burden and compliance costs.

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

We conduct our business through our main office, nine full-service branch offices and two limited-service drive-through facilities located in Hamblen, Knox, Sullivan and Washington Counties, Tennessee. We own all of our offices, except for a drive-through facility located in Morristown, Tennessee, the lease on which expires in December 2013. As of June 30, 2013, the total net book value of our offices was $25.6 million. We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

Market for Common Equity and Related Stockholder Matters

Jefferson Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “JFBI.” As of June 30, 2013, Jefferson Bancshares had approximately 613 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,601,091 shares issued and outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended June 30, 2013 and June 30, 2012 for Jefferson Bancshares’ common stock, and corresponding quarterly dividends period per share.

	High	Low	Dividend Paid Per Share
Year Ended June 30, 2013
Fourth quarter	$5.95	$5.10	$0.00
Third quarter	5.84	2.71	0.00
Second quarter	2.96	2.27	0.00
First quarter	2.63	1.92	0.00

Year Ended June 30, 2012
Fourth quarter	$2.47	$1.84	$0.00
Third quarter	2.75	2.00	0.00
Second quarter	2.90	2.18	0.00
First quarter	3.37	2.50	0.00

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

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2013.

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	—	$—	—	410,399	(1)

May 1, 2013 through May 31, 2013	3,494	5.51	3,494	406,905	(1)

June 1, 2013 through June 30, 2013	—	—	—	406,905	(1)

Total	3,494	$5.51	3,494	406,905

(1)
On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information below is derived from the audited consolidated financial statements of the Company.

	At or For the Year Ended June 30,
	2013	2012	2011	2010	2009

Financial Condition Data:
Total assets	$503,028	$522,930	$561,189	$630,770	$662,655
Loans receivable, net	321,299	322,499	378,587	434,378	498,107
Cash and cash equivalents, interest-bearing deposits	24,514	56,693	40,548	69,303	44,108
Investment securities	96,024	83,483	74,780	62,989	36,544
Borrowings	45,535	45,506	38,887	85,778	91,098
Deposits	399,642	423,882	454,262	479,183	482,167
Stockholders’ equity	53,025	52,629	55,919	56,523	79,505

Operating Data:
Interest income	$19,501	$22,432	$26,334	$30,043	$28,175
Interest expense	3,130	4,570	8,030	11,593	11,619
Net interest income	16,371	17,862	18,304	18,450	16,556
Provision for loan losses	800	9,873	4,447	8,809	910
Net interest income after provision for loan losses	15,571	7,989	13,857	9,641	15,646
Noninterest income	2,113	2,180	3,233	4,034	3,185
Noninterest expense	15,546	16,693	17,411	39,657	14,683
Earnings before income taxes	2,138	(6,524)	(321)	(25,982)	4,148
Total income taxes	544	(2,524)	(351)	(1,982)	1,518
Net earnings	$1,594	$(4,000)	$30	$(24,000)	$2,630

Per Share Data:
Earnings per share, basic	$0.25	$(0.64)	$0.00	$(3.85)	$0.43
Earnings per share, diluted	$0.25	$(0.64)	$0.00	$(3.85)	$0.43
Dividends per share	$0.00	$0.00	$0.00	$0.03	$0.24

	At or For the Year Ended June 30,
	2013	2012	2011	2010	2009

Performance Ratios:
Return on average assets	0.31%	(0.74%)	0.00%	(3.65)%	0.48%

Return on average equity	2.97	(7.37)	0.05	(29.65)	3.40

Interest rate spread (1)	3.55	3.60	3.21	3.04	3.23

Net interest margin (2)	3.64	3.72	3.35	3.22	3.46

Noninterest expense to average assets (5)	3.06	3.10	2.86	2.72	2.67

Efficiency ratio (3) (5)	84.16	83.38	85.71	83.93	76.57

Average interest-earning assets to average interest-bearing liabilities	112.76	111.99	109.61	108.76	110.52

Dividend payout ratio (4)	0.00	0.00	0.00	N/M	55.81

Capital Ratios:
Tangible capital	9.21	8.23	8.50	7.29	7.85

Core capital	12.93	12.17	11.74	10.35	9.57

Risk-based capital	14.18	13.42	13.00	11.61	10.49

Average equity to average assets	10.55	10.07	9.35	12.33	14.09

Asset Quality Ratios:
Allowance for loan losses as a percent of total gross loans	1.73	1.78	2.11	2.17	0.94

Allowance for loan losses as a percent of nonperforming loans	44.23	31.53	99.19	51.38	78.30

Net charge-offs to average outstanding loans during the period	0.31	3.36	1.42	0.83	0.14

Nonperforming loans as a percent of total loans	3.91	5.65	2.13	4.22	1.20

Nonperforming assets as a percent of total assets	3.81	4.82	3.25	4.18	1.43

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Reflects dividends per share declared in the period divided by earnings per share for the period.
(5)	For 2010, ratios exclude a goodwill impairment charge of $21.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Years Ended June 30, 2013 and 2012

Overview.

	2013	2012
	(Dollars in thousands, except per share data)

Net earnings	$1,594	$(4,000)
Net earnings per share, basic	$0.25	$(0.64)
Net earnings per share, diluted	$0.25	$(0.64)
Return on average assets	0.31%	(0.74%)
Return on average equity	2.97%	(7.37%)

For the year ended June 30, 2013, the Company reported net income of $1.6 million, or $0.25 per diluted share, compared to a net loss of $4.0 million, or $0.64 per diluted share, for the year ended June 30, 2012. The improvement in net income was primarily due to a lower provision for loan losses totaling $800,000 for fiscal 2013 compared to $9.9 million for fiscal 2012. The decrease in the provision for loan losses was attributable to improvements in asset quality.

Net Interest Income.

The following table summarizes changes in interest income and expense for the years ended June 30, 2013 and 2012:

	Year Ended June 30,		% Change
	2013	2012	2013/2012

Interest income:
Loans	$17,529	$20,271	(13.5%)
Investment securities	1,689	1,900	(11.1%)
Interest-earning deposits	75	62	21.0%
FHLB stock	208	199	4.5%
Total interest income	19,501	22,432	(13.1%)

Interest expense:
Deposits	1,535	2,965	(48.2%)
Borrowings	1,270	1,278	(0.6%)
Subordinated debentures	325	327	(0.6%)
Total interest expense	3,130	4,570	(31.5%)

Net interest income	$16,371	$17,862	(8.3%)

Net interest income before loan loss provision decreased $1.5 million to $16.4 million for the year ended June 30, 2013. The interest rate spread and net interest margin for the year ended June 30, 2013 were 3.55% and 3.64%, respectively, compared to 3.60% and 3.72%, respectively, for the year ended June 30, 2012.

Total interest income decreased $2.9 million, or 13.1%, to $19.5 million for fiscal 2013 compared to $22.4 million for fiscal 2012 primarily due to a lower volume of interest-earning assets and lower market interest rates. The average volume of earning assets decreased $29.9 million to $451.3 million for fiscal 2013, while the average yield on interest-earning assets decreased 33 basis points to 4.33% compared to fiscal 2012.

Interest on loans decreased $2.7 million, or 13.5%, to $17.5 million for fiscal 2013 as a result of a lower average balance of loans and a lower average yield. The average balance of loans decreased $40.8 million, or 11.2%, to $322.3 million due to the combination of reduced loan demand, normal paydowns on existing loans, transfers to other real estate owned (“OREO”) and charge-offs. The average yield on loans was 5.44% for fiscal 2013 compared to 5.57% for fiscal 2012.

Interest on investment securities decreased to $1.7 million for fiscal 2013 compared to $1.9 million for fiscal 2012. The average balance of investment securities increased $9.4 million to $92.7 million for fiscal 2013 compared to $83.3 million for fiscal 2012 as excess liquidity has been deployed into the investment portfolio. The average yield on investments decreased to 1.89% for fiscal 2013 compared to 2.36% for fiscal 2012 due to lower market interest rates. Dividends on Federal Home Loan Bank (“FHLB”) stock were $208,000 for fiscal 2013, compared to $199,000 for fiscal 2012.

Total interest expense decreased $1.4 million to $3.1 million for the year ended June 30, 2013, compared to $4.6 million for the year ended June 30, 2012. The average volume of interest-bearing liabilities decreased $29.4 million to $400.2 million while the average rate paid on interest-bearing liabilities decreased 28 basis points to 0.78% for fiscal 2013. Interest expense on deposits decreased $1.4 million to $1.5 million for 2013 compared to $3.0 million for fiscal 2012 as a result of lower interest rates combined with a lower average balance of deposits. The average rate paid on deposits decreased 34 basis points to 0.43% for the year ended June 30, 2013. Interest expense on FHLB advances remained level at $1.3 million for fiscal 2013 compared to fiscal 2012. The average balance of FHLB advances decreased $206,000 to $37.7 million for fiscal 2013 while the average rate paid on FHLB advances remained unchanged at 3.36% compared to fiscal 2012.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs.The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table nonaccrual loan balances and related accrued interest income have been included.

	Year Ended June 30,
	2013			2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans(1)	$322,331	$17,529	5.44%	$363,154	$20,271	5.57%	$415,966	$24,251	5.83%
Investment securities	92,721	1,689	1.89	83,276	1,900	2.36	55,013	1,696	3.23
Daily interest deposits	31,466	75	0.24	29,996	62	0.21	72,804	180	0.25
Other earning assets	4,735	208	4.39	4,735	199	4.19	4,735	207	4.37
Total interest-earning assets	451,253	19,501	4.33	481,161	22,432	4.66	548,518	26,334	4.82

Noninterest-earning assets	57,262	—	—	57,864	—	—	59,553	—	—

Total assets	$508,515	—		$539,025	—		$608,071	—

Interest-bearing liabilities:
Passbook accounts	91,745	207	0.23	97,167	485	0.50	86,581	651	0.75
NOW accounts	53,935	59	0.11	48,312	77	0.16	49,609	145	0.29
Money market accounts	51,708	119	0.23	53,797	311	0.58	56,113	521	0.93
Certificates of deposit	156,835	1,150	0.73	184,352	2,092	1.13	239,551	4,284	1.79
Total interest-bearing deposits	354,223	1,535	0.43	383,628	2,965	0.77	431,854	5,601	1.30

Borrowings	37,700	1,266	3.36	37,906	1,272	3.35	60,459	2,105	3.48
Repurchase agreements	985	4	0.41	912	6	0.66	1,053	6	0.57
Subordinated debentures	7,298	325	4.45	7,186	327	4.54	7,073	318	4.50
Total interest-bearing liabilities	400,206	3,130	0.78	429,632	4,570	1.06	500,439	8,030	1.60

Noninterest-bearing deposits	53,680	—		54,090	—	—	49,503	—	—
Other noninterest-bearing liabilities	959	—		1,014	—	—	1,284	—	—
Total liabilities	454,845			484,736			551,226

Stockholders’ equity	53,670			54,289			56,845
Total liabilities and stockholders’ equity	$508,515			$539,025			$608,071
Net interest income		$16,371			$17,862			$18,304
Interest rate spread			3.55%			3.60%			3.21%
Net interest margin			3.64%			3.72%			3.35%
Ratio of average interest-earning assets to average interest- bearing liabilities			112.76%			111.99%			109.61%

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

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$(2,231)	$(511)	$(2,742)	$(2,981)	$(999)	$(3,980)
Investment securities	250	(461)	(211)	950	(746)	204
Daily interest-bearing deposits and other interest-earning assets	3	19	22	(92)	(34)	(126)
Total interest-earning assets	(1,978)	(953)	(2,931)	(2,123)	(1,779)	(3,902)

Interest expense:
Deposits	(212)	(1,218)	(1,430)	(571)	(2,065)	(2,636)
Borrowings	(7)	(1)	(8)	(760)	(73)	(833)
Subordinated debentures	5	(7)	(2)	5	4	9
Total interest-bearing liabilities	(214)	(1,226)	(1,440)	(1,326)	(2,134)	(3,460)
Net change in interest income	$(1,764)	$273	$(1,491)	$(797)	$355	$(442)

Provision for Loan Losses.

The provision for loan losses for fiscal 2013 was $800,000 compared to a provision of $9.9 million for fiscal 2012. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. Net charge-offs for the year ended June 30, 2013 amounted to $992,000 compared to $12.2 million for the year ended June 30, 2012. A significant portion of the loan charge-offs during fiscal 2013 and 2012 were against specific reserves and did not require replenishment of the allowance for loan losses.

An analysis of the changes in the allowance for loan losses is presented under “Allowance for Loan Losses and Asset Quality.”

Noninterest Income. The following table shows the components of noninterest income and the percentage changes from 2013 to 2012.

	2013	2012	% Change 2013/2012
	(Dollars in Thousands)
Mortgage origination fees	$445	$306	45.4%
Service charges and fees	1,036	1,106	(6.3)
Gain on investment securities	12	50	(76.0)
Impairment on investment securities	—	(29)	(100.0)
Loss on sale of fixed assets	1	(12)	(108.3)
Loss on foreclosed real estate	(266)	(169)	57.4
BOLI increase in cash value	239	236	1.3
Other	646	692	(6.6)
Total noninterest income	$2,113	$2,180	(3.1%)

For the year ended June 30, 2013, noninterest income decreased $67,000 to $2.1 million compared to $2.2 million for fiscal 2012. Mortgage origination fee income increased $139,000, or 45.4%, to $445,000 compared to the prior year due to higher demand for residential mortgage refinancing. Net losses on sale of foreclosed property totaled $266,000 for fiscal 2013 compared to $169,000 for fiscal 2012. Service charges and fees decreased $70,000, or 6.3%, to $1.0 million for fiscal 2013 compared to fiscal 2012.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes from 2013 to 2012.

	2013	2012	% Change 2013/2012
	(Dollars in Thousands)
Compensation and benefits	$6,761	$6,209	8.9%
Occupancy	1,343	1,379	(2.6)
Equipment and data processing	2,453	2,376	3.2
Deposit insurance premiums	968	811	19.4
Advertising	383	359	6.7
Professional services	463	442	(13.1)
Valuation adjustment and expenses on OREO	732	2,374	(69.2)
Amortization of intangible assets	386	441	(12.5)
Other	2,057	2,302	(7.0)
Total noninterest expense	$15,546	$16,693	(6.9)

For the year ended June 30, 2013, noninterest expense decreased $1.1 million to $15.5 million compared to $16.7 million for fiscal 2012. Compensation and benefits expense increased $552,000, or 8.9%, to $6.8 million for fiscal 2013 compared to fiscal 2012 due to a higher number of full-time employees combined with increases in commissions, salaries, ESOP expense, and health insurance costs. Valuation adjustments and expenses on other real estate owned decreased $1.6 million to $732,000 for fiscal 2013 compared to $2.4 million for fiscal 2012.

Income Taxes.

For the year ended June 30, 2013, income tax expense was $544,000 compared to a tax benefit of $2.5 million for the year ended June 30, 2012.

Balance Sheet Analysis

Loans. Net loans decreased slightly to $321.3 million at June 30, 2013 compared to $322.5 million at June 30, 2012. Loan principal repayments and payoffs slightly exceeded new loan volume during fiscal year 2013 compared to the year ended June 30, 2012. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family homes, commercial real estate, multi-family real estate and land. We also originate construction loans and home equity loans. At June 30, 2013, real estate loans totaled $266.2 million, or 81.3% of our total loans, compared to $282.4 million, or 85.9% of total loans, at June 30, 2012. Real estate loans decreased $16.2 million, or 5.7%, in fiscal 2013.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential one- to four-family	$87,233	26.7%	$97,182	29.6%	$110,046	28.4%	$136,430	30.7%	$144,659	28.7%
Home equity lines of credit	16,259	5.0	18,395	5.6	20,029	5.2	19,768	4.4	22,467	4.5
Commercial	120,205	36.7	127,185	38.7	144,519	37.3	140,024	31.5	159,608	31.7
Multi-family	13,509	4.1	11,564	3.5	14,062	3.6	16,536	3.7	6,584	1.3
Construction	6,692	2.0	548	0.2	2,171	0.6	21,073	4.7	40,831	8.1
Land	22,296	6.8	27,487	8.4	30,053	7.8	37,135	8.4	46,987	9.3
Total real estate loans	266,194	81.3	282,361	85.9	320,880	82.9	370,966	83.5	421,136	83.7

Commercial business loans	57,288	17.5	42,107	12.8	60,497	15.6	66,699	15.0	73,467	14.6

Non-real estate loans:
Automobile loans	510	0.2	833	0.3	1,237	0.3	1,848	0.4	2,754	0.5
Mobile home loans	—	0.0	3	0.0	13	0.0	23	0.0	43	0.0
Loans secured by deposits	340	0.1	381	0.1	1,268	0.3	1,372	0.3	1,322	0.3
Other consumer loans	2,971	0.9	2,989	0.9	3,235	0.8	3,566	0.8	4,609	0.9
Total non-real estate loans	3,821	1.2	4,206	1.3	5,753	1.5	6,809	1.5	8,728	1.7

Total gross loans	327,303	100.00%	328,674	100.0%	387,130	100.0%	444,474	100.0%	503,331	100.00%

Less:
Deferred loan fees, net	(344)		(323)		(362)		(447)		(502)
Allowance for losses	(5,660)		(5,852)		(8,181)		(9,649)		(4,722)
Total loans receivable, net	$321,299		$322,499		$378,587		$434,378		$498,107

The following table sets forth certain information at June 30, 2013 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate Loans	Commercial Business Loans	Consumer Loans	Total Loans
Amounts due in:	(In thousands)
One year or less	$57,320	$25,726	$2,450	$85,496
More than one to three years	42,694	11,036	841	54,571
More than three to five years	75,075	12,578	522	88,175
More than five to 15 years	37,519	4,986	8	42,513
More than 15 years	53,586	2,962	—	56,548
Total	$266,194	$57,288	$3,821	$327,303

The following table sets forth the dollar amount of all loans at June 30, 2013 that are due after June 30, 2014 and have either fixed interest rates or floating or adjustable interest rates.

	Fixed-Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$19,047	$58,001	$77,048
Home equity lines of credit	86	14,796	14,882
Commercial	55,225	37,631	92,856
Multi-family	7,897	512	8,409
Construction	2,832	2,205	5,037
Land	8,908	1,734	10,642
Commercial business loans	15,526	16,036	31,562
Consumer loans	1,352	19	1,371
Total	$110,873	$130,934	$241,807

The following table shows activity in our loan portfolio, excluding loans held for sale, during the periods indicated.

	Year Ended June 30,
	2013	2012	2011
	(In thousands)

Total loans at beginning of period	$328,674	$387,130	$444,474
Loans originated:
Real estate	48,757	21,219	25,706
Commercial business	24,279	6,386	14,051
Consumer	1,278	1,011	1,387
Total loans originated	74,314	28,616	41,144
Loan principal repayments	(75,685)	(87,072)	(98,488)
Net loan activity	(1,371)	(58,456)	(57,344)
Total gross loans at end of period	$327,303	$328,674	$387,130

Investments. Our investment portfolio consists of U.S. agency securities, mortgage-backed securities, corporate securities, and municipal securities. Investment securities increased $12.5 million to $96.0 million at June 30, 2013 compared to $83.5 million at June 30, 2012 as the result of excess liquidity deployed into the investment portfolio. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $179,000, or $111,000 net of taxes. The increase in the investment portfolio reflects security purchases totaling $42.9 million, partially offset by sales, paydowns and calls of securities totaling approximately $27.8 million.

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Federal agency securities	$21,985	$21,653	$24,033	$24,296	$43,721	$43,949
Mortgage-backed securities	65,607	65,868	52,822	54,415	24,551	25,356
Municipal securities	8,004	8,005	4,245	4,563	5,150	5,237
Other securities	607	498	609	209	613	238
Total	$96,203	$96,024	$81,709	$83,483	$74,035	$74,780

The following table sets forth the maturities and weighted average yields of investment securities at June 30, 2013.

	More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

Federal agency securities	$3,549	1.85%	$10,627	1.54%	$929	3.00%	$15,105	1.70%
Mortgage-backed securities	—	0.00	9,475	1.24	56,386	1.91	65,861	1.82
Municipal securities	1,066	1.09	3,474	2.66	3,211	3.54	7,751	2.66
Other securities	—	0.00	—	0.00	499	0.00	499	0.00
Total	$4,615	1.67%	$23,576	1.58%	$61,025	2.00%	$89,216	1.86%

Deposits. Our primary source of funds is our deposit accounts. The deposit base is comprised of checking, savings, money market and time deposits. These deposits are provided primarily by individuals and businesses within our market area. We do not use brokered deposits as a source of funding. Total deposits decreased $24.2 million to $399.6 million at June 30, 2013 primarily due to the planned runoff of higher cost certificates of deposit. Certificates of deposit decreased $22.3 million, or 13.1%, to $148.1 million while transaction accounts decreased $1.9 million to $251.5 million at June 30, 2013. Management monitors the deposit mix and deposit pricing on a regular basis and has focused on growth in lower cost transaction accounts. Our deposit pricing strategy is to offer competitive rates, but not to offer the highest deposit rates in our markets.

	At June 30,
	2013	2012	2011
	(In thousands)
Noninterest-bearing accounts	$54,765	$52,436	$54,340
NOW accounts	54,164	52,958	46,134
Passbook accounts	91,280	96,588	91,637
Money market deposit accounts	51,324	51,492	51,252
Certificates of deposit	148,109	170,408	210,899
Total	$399,642	$423,882	$454,262

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2013. Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates of Deposit
Maturity Period	(In thousands)

Three months or less	$14,988
Over three through six months	9,024
Over six through twelve months	15,792
Over twelve months	17,394
Total	$57,198

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2013	2012	2011
	(In thousands)
0.01 – 1.00%	$115,563	$129,619	$82,706
1.01 – 2.00%	31,306	36,538	108,257
2.01 – 3.00%	533	2,313	8,046
3.01 – 4.00%	35	64	4,963
4.01 – 5.00%	672	1,874	6,927
Total	$148,109	$170,408	$210,899

The following table sets forth the amount and maturities of time deposits at June 30, 2013.

	At June 30, 2013
	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4 or More Years	Total	Percent of Total Certificate Accounts
	(In Thousands)
0.01 – 1.00%	$91,537	$11,320	$11,323	$1,250	$133	$115,563	78.0%
1.01 – 2.00%	17,309	9,954	207	955	2,881	31,306	21.1
2.01 – 3.00%	471	62	—	—	—	533	0.4
3.01 – 4.00%	35	—	—	—	—	35	0.0
4.01 – 5.00%	672	—	—	—	—	672	0.5
Total	$110,024	$21,336	$11,530	$2,205	$3,014	$148,109	100.0%

Borrowings. We have relied upon advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati to supplement our supply of lendable funds and to meet deposit withdrawal requirements. FHLB advances decreased to $37.6 million at June 30, 2013 from $37.9 million at June 30, 2012. The following table presents certain information regarding our use of FHLB advances during the periods and at the dates indicated.

	Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end	$37,856	$37,936	$85,104
Average advances outstanding	$37,700	$37,906	$60,459
Weighted average interest rate during the period	3.36%	3.36%	3.48%
Balance outstanding at end of period	$37,626	$37,863	$37,942
Weighted average interest rate at end of period	3.36%	3.36%	3.36%

Stockholders’ Equity. Stockholders’ equity was $53.0 million at June 30, 2013 compared to $52.6 million at June 30, 2012. The Bank’s total risk-based capital ratio was 14.18% at June 30, 2013, compared to 13.42% at June 30, 2012. During the year ended June 30, 2013, there were 30,897 shares of Company common stock purchased through the Company’s stock repurchase program at a cost of $156,000. At June 30, 2013, an additional 406,905 shares remained eligible for repurchase under the current stock repurchase program. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At June 30, 2013, the adjustment to stockholders’ equity was a net unrealized loss of $111,000 compared to a net unrealized gain of $1.1 million at June 30, 2012.

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

The allowance for loan losses decreased $192,000 to $5.7 million at June 30, 2013. Primarily as a result of management’s evaluation of credit quality and current economic conditions, the provision for loan losses was $800,000 for fiscal 2013, compared to a provision of $9.9 million for fiscal 2012. Net charge-offs were $992,000 for fiscal 2013 compared to $12.2 million for fiscal 2012. Net charge-offs for the fiscal year ended June 30, 2013 were primarily attributable to real estate loans. At June 30, 2013, our allowance for loan losses represented 1.73% of total gross loans and 44.23% of nonperforming loans, compared to 1.78% of total gross loans and 31.53% of nonperforming loans at June 30, 2012. A significant portion of the loan charge-offs during fiscal 2013 were against specific reserves and did not require replenishment of the allowance for loan losses.

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

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$5,852	$8,181	$9,649	$4,722	$1,836
Provision for loan losses	800	9,873	4,447	8,809	910
Reserve for acquired bank	—	—	—	—	2,577
Recoveries:
Real estate loans	36	12	110	7	22
Commercial business loans	386	897	91	3	29
Consumer loans	17	25	18	51	63
Total recoveries	439	934	219	61	114
Charge offs:
Real estate loans	(950)	(4,363)	(3,853)	(1,955)	(220)
Commercial business loans	(441)	(8,673)	(2,150)	(1,869)	(327)
Consumer loans	(40)	(100)	(131)	(119)	(168)
Total charge-offs	(1,431)	(13,136)	(6,134)	(3,943)	(715)
Net charge-offs	(992)	(12,202)	(5,915)	(3,882)	(601)

Allowance at end of period	$5,660	$5,852	$8,181	$9,649	$4,722

Allowance to nonperforming loans	44.23%	31.53%	99.19%	51.38%	78.30%
Allowance to total gross loans outstanding at the end of the period	1.73%	1.78%	2.11%	2.17%	0.94%
Net charge-offs to average loans outstanding during the period	0.31%	3.36%	1.42%	0.83%	0.14%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate	$3,084	54.5%	81.3%	$3,700	63.2%	85.9%
Commercial business	2,524	44.6	17.5	2,130	36.4	12.8
Consumer	52	0.9	1.2	22	0.4	1.3
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	$5,660	100.0%	100.0%	$5,852	100.0%	100.0%

	At June 30,
	2011			2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate	$6,941	84.8%	80.8%	$7,857	81.4%	83.5%	$3,819	80.9%	83.7%
Commercial business	1,197	14.6	17.7	1,675	17.4	15.0	755	16.0	14.6
Consumer	43	0.5	1.5	117	1.2	1.5	148	3.1	1.7
Unallocated	—	—	—	—	—	—	—	—	—
Total allowance for loan losses	$8,181	100.0%	100.0%	$9,649	100.0%	100.0%	$4,722	100.0%	100.0%

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

Nonperforming assets decreased to $19.2 million, or 3.81% of total assets, at June 30, 2013, compared to $25.2 million, or 4.82% at June 30, 2012 as a result of a decrease in nonaccrual loans and foreclosed real estate. Nonaccrual loans totaled $12.8 million at June 30, 2013 compared to $18.6 million at June 30, 2012. The decrease in nonaccrual loans is primarily driven by the real estate segments of the portfolio. Nonaccrual loans with a current payment status were approximately 71% of the balance at June 30, 2013. Foreclosed real estate decreased $642,000 to $5.4 million at June 30, 2013. At June 30, 2013, foreclosed real estate consisted of $1.3 million of single family homes, $3.6 million of vacant land, and commercial real estate totaling $525,000.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider consumer installment loans to be homogeneous and, therefore, do not separately evaluate them for impairment. All other loans are evaluated for impairment on an individual basis. At June 30, 2013, impaired loans totaled $14.4 million.

Troubled debt restructuring (“TDR”) loans were $9.1 million at June 30, 2013. A TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. Troubled debt restructurings are considered to be nonperforming, except for those that have established a sufficient performance history (generally at a minimum of six consecutive months of performance under the restructured terms) under the terms for the restructured loan. The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary period of interest only or extension of the maturity date. The majority of loans in this category are in compliance with their modified loan terms as of June 30, 2013. The amount of accruing TDR loans totaled $1.6 million at June 30, 2013. Additional information on all of our troubled debt restructurings appears in the troubled debt restructurings table below.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$4,597	$9,040	$5,401	$17,367	$5,724
Commercial business	211	1,034	848	1,309	252
Consumer	439	33	41	103	55
Total nonaccrual loans	5,247	10,107	6,290	18,779	6,031

Nonaccrual restructured loans:
Real estate	7,312	8,140	1,531	—	—
Commercial business	237	315	427	—	—
Consumer	—	—	—	—	—
Total nonaccrual restructured loans	7,549	8,455	1,958	—	—
Total nonperforming loans	12,796	18,562	8,248	18,779	6,031

Nonaccrual investments	942	207	464	731	—
Real estate owned	5,433	6,075	9,498	6,865	3,328
Other nonperforming assets(1)	—	348	1	—	106
Total nonperforming assets	$19,171	$25,192	$18,211	$26,375	$9,465

Accruing restructured loans	$1,553	$2,304	$13,821	$—	$—

Accruing restructured loans and nonperforming loans	$14,349	$20,866	$22,069	$18,779	$6,031

Total nonperforming loans to total loans	3.91%	5.65%	2.13%	4.22%	1.20%

Total nonperforming loans to total assets	2.54%	3.55%	1.47%	2.98%	0.91%

Total nonperforming assets to total assets	3.81%	4.82%	3.25%	4.18%	1.43%

(1)   Consists primarily of repossessed automobiles and mobile homes.

Interest income that would have been recorded for the years ended June 30, 2013, and 2012 had nonaccruing loans and accruing restructured loans been current according to their original terms was $742,000 and $1.2 million, respectively. Interest related to nonaccrual loans or accruing restructured loans totaling $111,000 and $162,000 was included in interest income for the years ended June 30, 2013 and 2012, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2013	2012	2011
	(In thousands)

Substandard assets	$18,990	$28,886	$35,153
Doubtful assets	—	—	—
Loss assets	—	—	—
Total classified assets	$18,990	$28,886	$35,153

At each of the dates in the above table, substandard assets consisted of nonperforming assets plus other loans that we believed exhibited weakness. These substandard but performing loans totaled $7.2 million, $11.8 million and $27.4 million at June 30, 2013, 2012 and 2011, respectively. At June 30, 2013, we also had $14.6 million of loans that we were monitoring because of concerns about the borrowers’ ability to continue to make payments in the future, none of which were nonperforming or classified as substandard.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2013		2012		2011
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)

Real estate loans	$314	$270	$1,381	$372	$3,006	$449
Commercial business loans	101	227	133	—	137	808
Consumer loans	10	—	17	—	24	—
Total	$425	$497	$1,531	$372	$3,167	$1,257

At June 30, 2013, 2012 and 2011, delinquent loans consisted primarily of loans secured by commercial and residential real estate.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $8.8 million and interest-bearing deposits totaled $15.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $96.0 million at June 30, 2013. At June 30, 2013, approximately $11.0 million of the investment portfolio was pledged as collateral for municipal deposits and repurchase agreements. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve Bank of Atlanta, and other correspondent banks. At June 30, 2013, borrowing capacity with the FHLB totaled $37.7 million based on pledged collateral, of which $213,000 was unused. For the year ended June 30, 2013, FHLB advances decreased to $37.6 million as compared to $37.9 million at June 30, 2012. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At June 30, 2013, the Company had approximately $18.9 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains unsecured federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

At June 30, 2013, we had $27.7 million in unused lines of credit. Certificates of deposit due within one year of June 30, 2013 totaled $110.0 million. We believe, based on past experience, that a significant portion of those deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2013.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Federal Home Loan Bank advances	$37,626	$26,997	$5,048	$5,110	$471
Subordinated debentures	10,001	—	—	—	10,001
Capital lease obligations	—	—	—	—	—
Operating lease obligations	9	9	—	—	—
Purchase obligations	1,782	1,088	694	—	—
Total	$49,418	$28,094	$5,742	$5,110	$10,472

Our primary investing activities are the origination of loans and the purchase of securities. In the year ended June 30, 2013, we originated $74.3 million of loans. In fiscal 2012, we originated $28.6 million of loans and in fiscal 2011 we originated $41.1 million of loans.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net decrease in total deposits of $24.2 million in the year ended June 30, 2013, a net decrease in total deposits of $30.4 million for the year ended June 30, 2012 and a net decrease in total deposits of $24.9 million for the year ended June 30, 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. Federal Home Loan Bank advance activity reflected a decrease of $237,000 at June 30, 2013 and a decrease of $79,000 and $46.9 million at June 30, 2012 and 2011, respectively.

We are subject to various regulatory capital requirements administered by the federal prompt corrective action regulations, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation of the Bank—Capital Requirements.”

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

For the three months and year ended June 30, 2013, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the estimated impact on net interest income and equity due to immediate changes in interest rates at the specified levels at June 30, 2013:

	Change In:
Change in Interest Rates (In Basis Points)	Net Interest Income		Economic Value of Equity
	$ Change	% Change	Market Value	Change
400	$17,718	7.6%	$60,575	(15.7%)
300	17,069	3.6	62,018	(13.7)
200	16,508	0.2	64,871	(9.7)
100	16,260	(1.3)	68,366	(4.9)
No change	16,475	0.0	71,874	0.0
(100)	15,969	(3.1%)	75,056	4.4%

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

The financial statements required by this Item are incorporated by reference to the Company’s Audited Consolidated Financial Statements found on pages F-1 through F-39 hereto.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 47.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Jefferson Bancshares and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Jefferson Bancshares’ Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business—Executive Officers of the Registrant.” The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following table provides information as of June 30, 2013 for compensation plans under which equity securities may be issued. Jefferson Bancshares does not maintain any equity compensation plans that have not been approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	360,638	$13.04	338,112
Equity compensation plans not approved by security holders	––		––
Total	360,638		338,112

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	The exhibits and financial statement schedules filed as a part of this report are as follows:

		●	Report of Independent Registered Public Accounting Firm.

		●	Consolidated Balance Sheets for the Years Ended June 30, 2013 and 2012.

		●	Consolidated Statements of Earnings for the Years Ended June 30, 2013 and 2012.

		●	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2013 and 2012.

		●	Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012.

		●	Notes to Consolidated Financial Statements.

	(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

	(3)	Exhibits

3.1	Charter of Jefferson Bancshares, Inc. (1)
3.2	Bylaws of Jefferson Bancshares, Inc. (2)
4.1	Specimen Stock Certificate of Jefferson Bancshares, Inc. (1)
4.2
No long-term debt instrument issued by Jefferson Bancshares, Inc. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Jefferson Bancshares, Inc. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (3)
10.2	Employment Agreement between John W. Beard, Jr., Jefferson Bancshares, Inc. and Jefferson Federal Bank* (4)
10.3	Employment Agreement between Gary L. Keys, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (4)
10.4	Amendment to Employment Agreement between Anderson L. Smith, Jefferson Bancshares, Inc. and Jefferson Federal Bank* (5)
10.5	Amended and Restated Change in Control Severance Plan of Jefferson Federal Bank* (6)
10.6	1995 Jefferson Federal Savings and Loan Association Stock Option Plan* (1)
10.7	Jefferson Federal Bank Supplemental Executive Retirement Plan* (1)
10.8	Jefferson Bancshares, Inc. 2004 Stock-Based Incentive Plan* (7)
11.0	Statement re: computation of per share earnings (8)
21.0	List of Subsidiaries
23.0	Consent of Craine, Thompson & Jones, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements**

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference from the Exhibits to Registration Statement on Form S-1 and amendments thereto, initially filed on March 21, 2003, Registration No. 333-103961.
(2)	Incorporated herein by reference from the Exhibits to the Current Report on Form 8-K, filed on October 26, 2007.
(3)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 29, 2003.
(4)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 21, 2012.
(5)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K, filed on September 13, 2004.
(6)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-Q, filed on May 15, 2013.
(7)	Incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on December 1, 2003.
(8)	Incorporated herein by reference to Note 3 to the Company’s Audited Financial Statements beginning on page F-12.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

Date: September 30, 2013	By:	/s/ Anderson L. Smith
Anderson L. Smith
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anderson L. Smith	President, Chief Executive	September 30, 2013
Anderson L. Smith	Officer and Director
(principal executive officer)

/s/ Jane P. Hutton	Chief Financial Officer,	September 30, 2013
Jane P. Hutton	Treasurer and Secretary
(principal financial and
accounting officer)

/s/ H. Scott Reams	Director	September 30, 2013
H. Scott Reams

/s/ Dr. Jack E. Campbell	Director	September 30, 2013
Dr. Jack E. Campbell

/s/ Dr. Terry M. Brimer	Director	September 30, 2013
Dr. Terry M. Brimer

/s/ William T. Hale	Director	September 30, 2013
William T. Hale

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that internal control over financial reporting was effective as of June 30, 2013 based on the specified criteria. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Jefferson Bancshares, Inc. and Subsidiaries
Morristown, Tennessee

We have audited the accompanying consolidated balance sheets of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of earnings, of comprehensive income, of changes in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.Accordingly, we express no such opinion.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Bancshares, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Craine, Thompson, & Jones, P.C.
Morristown, Tennessee
September 13, 2013

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,
	2013	2012

Assets

Cash and cash equivalents	$8,837	$3,043
Interest-earning deposits	15,677	53,650
Investment securities classified as available for sale, net	96,024	83,483
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	7,100	6,861
Loans receivable, net of allowance for loan losses of $5,660 and $5,852	321,299	322,499
Loans held-for-sale	97	381
Premises and equipment, net	25,636	26,361
Foreclosed real estate, net	5,433	6,075
Accrued interest receivable:
Investments	349	383
Loans receivable	1,060	1,192
Deferred tax asset	10,911	10,676
Core deposit intangible	1,151	1,537
Other assets	4,719	2,054

Total Assets	$503,028	$522,930

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$54,765	$52,436
Interest-bearing	344,877	371,446
Repurchase agreements	551	398
Federal Home Loan Bank advances	37,626	37,863
Subordinated debentures	7,358	7,245
Other liabilities	4,826	913
Accrued income taxes	—	—
Total liabilities	450,003	470,301

Commitments and contingent liabilities	—

Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,601,091and 6,631,989 shares outstanding at June 30, 2013 and 2012, respectively	92	92
Additional paid-in capital	78,302	78,571
Unearned ESOP shares	(2,376)	(2,809)
Unearned compensation	(1,046)	(1,046)
Accumulated other comprehensive income	(111)	1,095
Retained earnings	9,661	8,067
Treasury stock, at cost (2,581,280 and 2,550,383 shares)	(31,497)	(31,341)
Total stockholders' equity	53,025	52,629

Total Liabilities and Stockholders' Equity	$503,028	$522,930

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in Thousands Except Per Share Amounts)

	Year Ended June 30,
	2013	2012

Interest income:
Interest on loans receivable	$17,529	$20,271
Interest on investment securities	1,689	1,900
Other interest	283	261
Total interest income	19,501	22,432

Interest expense:
Deposits	1,535	2,965
Securities sold under repurchase agreements	4	6
Advances from FHLB	1,266	1,272
Subordinated debentures	325	327
Total interest expense	3,130	4,570

Net interest income	16,371	17,862
Provision for loan losses	800	9,873
Net interest income after provision for loan losses	15,571	7,989

Noninterest income:
Mortgage origination income	445	306
Service charges and fees	1,036	1,106
Gain (loss) on sale of fixed assets	1	(12)
Gain on sale of investment securities, net	12	50
Impairment of investment securities	—	(29)
Loss on sale of foreclosed real estate, net	(266)	(169)
BOLI increase in cash value	239	236
Other	646	692
Total noninterest income	2,113	2,180

Noninterest expense:
Compensation and benefits	6,761	6,209
Occupancy expense	1,343	1,379
Equipment and data processing expense	2,453	2,376
DIF deposit insurance premiums	968	811
Advertising	383	359
Professional services	463	442
Valuation adjustment and expenses on other real estate owned	732	2,374
Amortization of intangible assets	386	441
Other	2,057	2,302
Total noninterest expense	15,546	16,693

Earnings (loss) before income taxes	2,138	(6,524)

Income taxes:
Current	30	—
Deferred	514	(2,524)
Total income taxes	544	(2,524)

Net earnings (loss)	$1,594	$(4,000)

Net earnings (loss) per share, basic	$0.25	$(0.64)
Net earnings (loss) per share, diluted	$0.25	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars in Thousands Except Per Share Amounts)

Year Ended June 30,
2013	2012

Net earnings (loss)	$1,594	$(4,000)

Other comprehensive income:
Unrealized holding gain (loss)	(1,944)	1,310
Reclassification for realized gains included in net income, net of taxes	(6)	(172)
Income tax benefit (expense)	744	(502)

Comprehensive income (loss)	$388	$(3,364)

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders'
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2011	$92	$78,895	$(3,241)	$(1,019)	$459	$12,067	$(31,334)	$55,919

Net loss	—	—	—	—	—	(4,000)	—	(4,000)
Other comprehensive income	—	—	—	—	636	—	—	636
Shares committed to be released by the ESOP	—	(324)	432	—	—	—	—	108
Earned portion of grants	—	—	—	(27)	—	—	—	(27)
Purchase of common stock (2,534 shares)	—	—	—	—	—	—	(7)	(7)

Balance at June 30, 2012	92	78,571	(2,809)	(1,046)	1,095	8,067	(31,341)	52,629

Net earnings	—	—	—	—	—	1,594	—	1,594
Other comprehensive income	—	—	—	—	(1,206)	—	—	(1,206)
Shares committed to be released by the ESOP	—	(274)	433	—	—	—	—	159
Stock options expensed	—	5	—	—	—	—	—	5
Purchase of common stock (30,897 shares)	—	—	—	—	—	—	(156)	(156)

Balance at June 30, 2013	$92	$78,302	$(2,376)	$(1,046)	$(111)	$9,661	$(31,497)	$53,025

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$1,594	$(4,000)
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	158	109
Depreciation and amortization expense	1,797	1,854
Amortization of premiums (discounts), net on investment securities	648	572
Provision for loan losses	800	9,873
(Gain) loss on sale of fixed assets	(1)	12
(Gain) on sale of investment securities and mortgage-backed securities, net	(12)	(21)
Amortization of deferred loan fees, net	(160)	(169)
Loss on sale of foreclosed real estate, net	266	169
Deferred tax expense (benefit)	514	(2,524)
Originations of mortgage loans held for sale	(17,125)	(13,759)
Proceeds from sale of mortgage loans	17,409	13,378
Increase in cash value of life insurance	(239)	(236)
Earned portion of MRP	—	(27)
Stock options expensed	5	—
Decrease (increase) in:
Accrued interest receivable	166	257
Other assets	(2,665)	4,925
Increase (decrease) in other liabilities and accrued income taxes	3,913	(4,074)
Net cash provided by (used for) operating activities	7,068	6,339

Cash flows used for investing activities:
Loan originations, net of principal collections	(1,581)	45,910
Purchase of investment securities classified as held-to-maturity:
Investment securities classified as available for sale:
Purchased	(42,894)	(58,320)
Proceeds from sale	83	3,619
Proceeds from maturities, calls and prepayments	27,680	46,479
Purchase of premises and equipment	(319)	(825)
Proceeds from the sale of fixed assets	—	14
Proceeds from sale of (additions to) foreclosed real estate, net	2,205	3,845
Net cash provided by (used for) investing activities	(14,826)	40,722

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Continued)

Year Ended June 30,
2013	2012

Cash flows from financing activities:
Net increase (decrease) in deposits	(24,235)	(30,337)
Net increase (decrease) in repurchase agreements	153	(547)
Repayment of FHLB advances	(183)	(25)
Purchase of treasury stock	(156)	(7)
Net cash provided by (used for) financing activities	(24,421)	(30,916)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(32,179)	16,145
Cash, cash equivalents and interest-earning deposits at beginning of period	56,693	40,548

Cash, cash equivalents and interest-earning deposits at end of period	$24,514	$56,693

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$1,550	$3,067
Interest on borrowed funds	$1,041	$1,044
Interest on subordinated debentures	$213	$215
Income taxes	$45	$—
Real estate acquired in settlement of loans	$3,893	$2,936

The accompanying notes are an integral part of these consolidated financial statements.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013 and 2012
 (Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Jefferson Bancshares, Inc. (the Company), is the holding company for Jefferson Federal Bank (the “Bank”).The Company’s common stock is listed on the NASDAQ Global Market under the symbol JFBI.

The Company provides a variety of financial services to individuals and small businesses through its offices in Tennessee.Its primary deposit products are transaction accounts and term certificate accounts and its lending products are commercial and residential mortgages and, to a lesser extent, consumer loans.

Principles of Consolidation - The consolidated financial statements include the accounts of Jefferson Bancshares, Inc. and its wholly owned subsidiaries Jefferson Federal Bank and State of Franklin Bank Statutory Trust II.All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the statement of condition dates and revenues and expenses for the periods shown.Actual results could differ from the estimates and assumptions used in the consolidated financial statements.Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

Significant Group Concentrations of Credit Risk - The Company originates residential real estate loans, commercial real estate loans and, to a lesser extent, consumer loans primarily to customers located in Upper East Tennessee.The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Significant Accounting Policies - The following comprise the significant accounting policies, which the Company follows in preparing and presenting its consolidated financial statements:

a.
For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from depository institutions, interest-bearing deposits in other depository institutions and fed funds sold with original maturities of three months or less. Interest-bearing deposits in other depository institutions were $15,677 and $53,650 at June 30, 2013 and 2012, respectively.

b.
Investments in debt securities are classified as "held-to-maturity" or "available-for-sale" depending upon the intent of management with respect to the particular investments.Investments classified as "held-to-maturity" are carried at cost while those identified as "available-for-sale" are carried at fair value.All securities are adjusted for amortization of premiums and accretion of discounts over the term of the security using the interest method.Management has the positive intent and ability to carry those securities classified as "held-to-maturity" to maturity for long-term investment purposes and, accordingly, such securities are not adjusted for temporary declines in market value."Available-for-sale" securities are adjusted for changes in fair value through a direct entry to a separate component of stockholders' equity (i.e., other comprehensive income).Investments in equity securities are carried at the lower of cost or market.The cost of securities sold is determined by specific identification.

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

d.
The Company originates mortgage loans conforming to guidelines for sale in the secondary mortgage market. Because commitment letters are only given to the borrower after an underwriter agrees to purchase the loan according to the stated terms, the Company’s maximum time between funding the loan and completing the sale to the underwriter is generally three weeks.The loans are carried at the lower of aggregate cost or fair market value as determined by the amount committed to by the underwriter. The loans are sold without recourse and the mortgage servicing rights are sold as part of the loan package.

e.
The allowance for loan and lease losses is an estimate of the losses that are inherent in the loan and lease portfolio.The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.Subsequent recoveries, if any, are credited to the allowance.The Bank’s charge-off policy is consistent with bank regulatory standards.Generally, loans are charged off when the loan becomes over 120 days delinquent.Real estate acquired as a result of foreclosure is initially recorded at the lower of the amount of the loan or the fair value, less estimated selling costs. Any write-down to fair value is charged to the allowance for loan and lease losses.Any subsequent write-down of foreclosed real estate is charged against earnings.

The allowance consists of specific and general components.The specific component relates to loans that are classified as doubtful, substandard or special mention.The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

In connection with assessing the allowance, we have established a systematic methodology for determining the adequacy of the allowance for loan losses.Loans are grouped into pools based on loan type. Loan pools include residential mortgage loans, multi-family loans, construction and land development loans, non-residential real estate loans (owner occupied and non-owner occupied), commercial loans, consumer loans, HELOC and junior liens.Commercial business loans and loans secured by commercial real estate are generally larger and involve a greater degree of risk than residential mortgage loans.In addition, loans secured by commercial real estate are more likely to be negatively impacted by adverse conditions in the real estate market or the economy.Management utilizes a loan grading system and assigns a loan grade of “Pass”, “Watch”, “Special Mention”, “Substandard”, “Doubtful” or “Loss” based on risk characteristics of loans.Lending staff reviews the loan grades of customers on a regular basis and makes changes as needed given that the creditworthiness of customers may change over time.

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

Substandard - loans in this category are inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged.Borrowers in this category have a well-defined weakness(es) that jeopardize the proper liquidation of the debt.

Doubtful - loans classified as doubtful have a clear and defined weakness making the ultimate repayment of the loan, or portions thereof, highly improbable.

Loss - loans classified as “loss” are those of such little value that their continuance as bank assets is not warranted, even though partial recovery may be affected in the future.Charge off is required in the month this grade is assigned.

Specific valuation allowances are established for impaired loans.The Company considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.A specific reserve represents the difference between the recorded value of the loan and either its estimated fair value less estimated disposition costs, or the net present value as determined by a discounted cash flow analysis.On a quarterly basis, management evaluates individual loans which have an outstanding principal balance of $250,000 or more and which are classified as either substandard, doubtful or loss according to the loan grading policy for impairment.Troubled debt restructurings (“TDRs”) are also considered to be impaired, except for those that have been performing under the new terms for at least six consecutive months.

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02in determining if a borrower is experiencing financial difficulties and if a concession has been granted.The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances.A TDR may be non-accruing or it may accrue interest.A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months.The Bank’s TDRs totaled $9.1 million and $10.8 million at June 30, 2013 and 2012, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent.All interest accrued but not collected for loans placed on non-accrual or charged off is reversed against interest income.The interest on these loans is accounted for on the cash basis or cost-recovery method until the loan is returned to accrual status.Loans are returned to accrual status when future payments are reasonably assured.Payments received on non-accrual loans are applied to the remaining principal balance of the loans.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation of the allowance for loan and lease losses is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.The Company is subject to periodic examination by regulatory agencies, which may require the Company to record increases in the allowances based on the regulator’s evaluation of available information.There can be no assurance that the Company’s regulators will not require further increases to the allowances.

Tabular information related to loan grades, composition of loan portfolio and activity in the allowance for loan losses is included in Note 6.

f.	Credit related financial instruments arising in the ordinary course of business consist primarily of commitments to extend credit.Such financial instruments are recorded when they are funded.

g.
Premises and equipment are carried at cost, less accumulated depreciation. Expenditures for assets with a life greater than one year and costing more than $1,000 are generally capitalized.Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the estimated useful lives of the related assets. Estimated lives for buildings, leasehold improvements, equipment and furniture are thirty-nine, thirty- nine, five and seven years, respectively.Estimated lives for building improvements are evaluated on a case-by-case basis and depreciated over the estimated remaining life of the improvement.

h.
Foreclosed real estate is initially recorded, and subsequently carried, at the lower of cost or fair value less estimated selling costs.Costs related to improvement of foreclosed real estate are capitalized.

i.
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

j.
GAAP requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period.

The Company utilizes the prospective application transition method. This method requires the Company to expense the unvested portion of options granted in fiscal 2013, which reduces net earnings by approximately $3, net of taxes for the fiscal year ending June 30, 2013 and by approximately $12 in the remaining requisite service period. GAAP provides for the use of alternative models to determine compensation cost related to stock option grants. The Company has determined the estimated fair value of stock options at grant date using the Black-Scholes option-pricing model based on market data as of June 30, 2012. The expected dividend yield of 0.0% and expected volatility of 65.52% were used to model the value. The risk free rate of return equaled 1.11%, which was based on the yield of a U.S. Treasury note with a term of ten years. The estimated time remaining before the expiration of the options equaled ten years.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Core Deposit Intangible – The core deposit intangible (CDI) is an asset arising from the acquisition of State of Franklin Bank. The CDI was initially measured at fair value and then amortized using an accelerated method over ten years. The core deposit intangible asset is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Segment Reporting – The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.The Company operates primarily in Tennessee.Management makes operating decisions and assesses performance based on an ongoing review of the Company’s financial results.Therefore, the Company has a single operating segment for financial reporting purposes.

NOTE 2 – RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At June 30, 2013 and 2012, these reserve balances amounted to $4,597 and $4,408, respectively.

NOTE 3 – EARNINGS PER SHARE

Earnings per common share and earnings per common share-assuming dilution have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding.Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.Calculations related to earnings per share are provided in the following table.

	Year Ended	Year Ended
	June 30, 2013	June 30, 2012

Weighted average number of common shares used in computing basic earnings per common share	6,270,523	6,243,347

Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,270,523	6,243,347

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2013-11 –In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss, a Similar Tax Loss, or a Tax Credit Carryforward Exists – a consensus of the FASM Emerging Issues Tax Force”. This update provides explicit guidance on the presentation in the financial statements. This standards update helps to bring consistency to a wide ranging diversity that currently exists in practice on the presentation of such unrecognized tax benefits.The amendments in this update become effective for public companies for fiscal years and interim periods within those years, beginning after December 31, 2013. Management does not believe this update will have a material, if any, impact on the Company’s consolidated financial statements.

ASU 2013-02 –In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this update prospectively as of the quarter ended March 31, 2013. Accordingly, the Company’s financial statements now include consolidated statements of comprehensive income disclosing the required information.

ASU 2011-11 – In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for annual periods beginning after January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows. ASU 2013-01 clarifies certain of the provisions of ASU 2011-11.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$21,985	$88	$(420)	$21,653
Mortgage-backed securities	65,607	1,096	(835)	65,868
Municipal securities	8,004	172	(171)	8,005
Other securities	607	—	(109)	498
Total securities available-for-sale	$96,203	$1,356	$(1,535)	$96,024

Weighted-average rate	1.83%

	June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available-for-Sale
Debt securities:
Federal agency securities	$24,033	$263	$—	$24,296
Mortgage-backed securities	52,822	1,658	(65)	54,415
Municipal securities	4,245	318	—	4,563
Other securities	609	—	(400)	209
Total securities available-for-sale	$81,709	$2,239	$(465)	$83,483

Weighted-average rate	2.20%

Investment securities with a carrying value of $11,017 and $13,021 were pledged to secure public funds, repurchase agreements and/or advances from the Federal Home Loan Bank at June 30, 2013 and 2012, respectively.

At June 30, 2013, the Company held no securities of any single issue (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Federal agency securities	$9,555	$(420)	$—	$—	$9,555	$(420)
Mortgage-backed securities	25,078	(832)	443	(3)	25,521	(835)
Municipal securities	3,798	(171)	—	—	3,798	(171)
Other securities	—	—	498	(109)	498	(109)
	$38,431	$(1,423)	$941	$(112)	$39,372	$(1,535)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Federal agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	2,100	(9)	569	(56)	2,669	(65)
Municipal securities	—	—	—	—	—	—
Other securities	—	—	207	(400)	207	(400)
	$2,100	$(9)	$776	$(456)	$2,876	$(465)

The Company evaluates its securities with significant declines in fair value on a quarterly basis to determine whether they should be considered temporarily or other than temporarily impaired. The Company has recognized all of the foregoing unrealized losses in other comprehensive income. There were no other-than-temporary impairment charges for the year ending June 30, 2013. Unrealized losses on all securities as shown above are considered to be temporary in nature. The Company neither has the intent to sell nor is it forecasting the need or requirement to sell the securities before their anticipated recovery.

Federal Agency Securities – The unrealized losses of $420 for these ten federal agency securities were caused by changes in market interest rates.The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government.Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $832 for these thirty-three GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 5 – INVESTMENT SECURITIES (CONTINUED)

Private-Label Residential Mortgage-Backed Securities - The unrealized loss of $3 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly, it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Municipal Securities – The unrealized losses of $171 for these eight investments in municipal securities were caused by changes in market interest rates.The contractual cash flows of these investments are guaranteed by municipal agencies themselves.Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments.Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Other Securities – The unrealized loss of $109 on this collateralized debt obligation (“CDO”) was a result of updated variables and inputs that comprise the model used in the semi-annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REITs, real estate operating companies and homebuilding companies. The CDO is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013.

Maturities of debt securities at June 30, 2013 are summarized as follows:

			Weighted
		Fair	Average
	Cost	Value	Yield

Within 1 year	$6,763	$6,808	1.26%
Over 1 year through 5 years	4,579	4,615	1.67%
After 5 years through 10 years	23,836	23,576	1.58%
Over 10 years	61,025	61,025	2.00%
	$96,203	$96,024	1.83%

Proceeds from sale of debt securities and gross realized gains and losses on these sales are summarized as follows:

	Year ended June 30,
	2013	2012

Proceeds from sales	$83	$3,619

Gross realized gains	8	156
Gross realized losses	—	(135)
Net gains (losses)	$8	$21

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows:

	June 30,
	2013	2012
Real estate loans:
Residential one-to four-family	$87,233	$97,182
Multi-family	13,509	11,564
Construction	6,692	548
Commercial	120,205	127,185
Land	22,296	27,487
Home equity line of credit	16,259	18,395

Total real estate loans	266,194	282,361

Commercial business loans	57,288	42,107

Consumer Loans:
Loans secured by deposit accounts	340	381
Other consumer loans	2,971	2,989
Loans secured by automobiles	510	833
Mobile home loans	—	3

Total non-real estate loans	3,821	4,206

Total gross loans	327,303	328,674

Less:
Deferred loan fees, net	(344)	(323)
Allowance for losses	(5,660)	(5,852)
Loans receivable, net	$321,299	$322,499

Weighted average rate	5.30%	5.82%

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30,
	2013	2012

Impaired loans without a valuation allowance	$4,210	$12,359
Impaired loans with a valution allowance	10,227	12,051
Total impaired loans	$14,437	$24,410

Valuation allowance for impaired loans	$1,843	$2,861

Total non-accrual loans	$12,796	$18,562

Average investment in impaired loans	$19,915	$30,415
Interest income recognized on impaired loans	$344	$825

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

No additional funds are committed to be advanced in connection with impaired loans.

Commercial real estate loans are secured principally by office buildings, shopping centers, churches and other rental real estate.Construction loans are secured by commercial real estate and single-family dwellings.

The following is a table summarizing the activity in the allowance for loan losses for the year ending June 30, 2013:

	Resid. Mtg.	Multi-family	Const. and land dev.	Non-resid real estate	Owner occupied	Comm'l	HELOC/ Junior Liens	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2012	$699	$596	$777	$1,047	$347	$2,130	$234	$22	$5,852
Charge Offs	(648)	—	(138)	(31)	(23)	(442)	(109)	(40)	(1,431)
Recoveries	—	—	23	—	13	386	2	15	439
Provision	614	(121)	(171)	(35)	10	407	41	55	800
Balance at June 30, 2013	$665	$475	$491	$981	$347	$2,481	$168	$52	$5,660
	`
Ending balance, Individually Evaluated	$—	$423	$200	$467	$—	$753	$—	$—	$1,843
Ending balance, Collectively Evaluated	$665	$52	$291	$514	$347	$1,728	$168	$52	$3,817

Loans:

Balance at June 30, 2013	$86,539	$13,509	$30,679	$50,128	$68,327	$57,171	$17,085	$3,865	$327,303

Ending balance, Individually Evaluated	$40	$4,923	$510	$1,834	$—	$2,504	$416	$—	$10,227
Ending balance, Collectively Evaluated	$86,499	$8,586	$30,169	$48,294	$68,327	$54,667	$16,669	$3,865	$317,076

The following table is an aging analysis of the loan portfolio:

	30-59 days past due	60-89 days past due	90 or more days past due and still accruing	Nonaccrual	Total past due	Total Current	Total loans receivable

Residential Mortgage	$256	$44	$—	$1,918	$2,218	$84,321	$86,539
Multi-family	—	—	—	4,927	4,927	8,582	13,509
Construction/land development			—	1,011	1,011	29,668	30,679
Non-residential real estate	58	103	—	3,120	3,281	46,847	50,128
Owner occupied		123	—	868	991	67,336	68,327
Commercial	101	227	—	448	776	56,395	57,171
Heloc and junior lien			—	65	65	17,020	17,085
Consumer	10	—	—	439	449	3,416	3,865

Total	$425	$497	$—	$12,796	$13,718	$313,585	$327,303

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

The following table summarizes the credit risk profile by internally assigned grade at June 30, 2013:

	Resid Mtg.	Multi-family	Const. and land dev.	Non-residential real estate	Owner occupied	Commercial	HELOC/ Junior Liens	Consumer	Total
Grade:
Pass	$80,268	$7,872	$27,382	$40,291	$65,527	$52,740	$16,150	$3,447	$293,677
Watch	2,800	621	1,726	5,802	1,643	1,563	71	410	14,636
Special mention	—	—	—	—	—	—	—	—	—
Substandard	3,471	5,016	1,571	4,035	1,157	2,868	864	8	18,990
Doubtful	—	—	—	—		—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$86,539	$13,509	$30,679	$50,128	$68,327	$57,171	$17,085	$3,865	$327,303

The following table summarizes the composition of impaired loans, the associated specific reserves and interest income recognized on impaired loans as of June 30, 2013:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential Mortgage	$40	$40	$—	$1
Multi-family	4,500	4,923	(423)	—
Construction and land development	310	510	(200)	11
Non-residential real estate	1,367	1,834	(467)	—
Owner occupied	—	—	—	—
Commercial	1,751	2,504	(753)	185
Heloc and junior lien	416	416	—	15
Consumer	—	—	—	—
Total	$8,384	$10,227	$(1,843)	$212

With no related allowance:
Residential Mortgage	$890	$890	$—	$61
Multi-family	—	—	—	—
Construction and land development	300	300	—	4
Non-residential real estate	1,744	1,744	—	61
Owner occupied	653	653	—	—
Commercial	—	—	—	—
Heloc and junior lien	193	193		6
Consumer	430	430	—	—
Total	$4,210	$4,210	$—	$132

Total:
Residential Mortgage	$930	$930	$—	$62
Multi-family	4,500	4,923	(423)	—
Construction and land development	610	810	(200)	15
Non-residential real estate	3,111	3,578	(467)	61
Owner occupied	653	653	—	—
Commercial	1,751	2,504	(753)	185
Heloc and junior lien	609	609	—	21
Consumer	430	430	—	—
Total	$12,594	$14,437	$(1,843)	$344

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 6 – LOANS RECEIVABLE, NET (CONTINUED)

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of June 30, 2013:

	June 30, 2013
	Accrual Status	Non-Accrual Status	Number of Loans	Total TDR's

Residential Mortgage	$664	$—	2	$664
Multi-family	621	4,923	2	5,544
Construction and land development	146	—	1	146
Non-residential real estate	122	2,010	3	2,132
Owner occupied	—	379	2	379
Commercial	—	237	2	237
HELOC and Junior Lien	—	—	—	—
Total	$1,553	$7,549	12	$9,102

The following tables include the recorded investment and number of modifications for modified loans.The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.During the years ended June 30, 2013 and 2012, there were no defaults of loans modified within the respective years.

	For the year ended June 30, 2013			For the year ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of loans	Investment	Investment	of loans	Investment	Investment
Multi-family	—	$—	$—	2	$7,775	$5,284
Non-residential real estate	1	191	191	1	3,025	2,000
Total	1	$191	$191	3	$10,800	$7,284

Following is a summary of loans to directors, executive officers and associates of such persons:

Balance at June 30, 2012	$839

Additions	25
Reclassifications	—
Repayments	(2)

Balance at June 30, 2013	$862

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 7 – PREMISES AND EQUIPMENT, NET

Premises and equipment, net are summarized as follows:

	June 30,
	2013	2012
Land	$6,772	$6,772
Office building	22,117	21,982
Furniture and equipment	5,889	5,704
	34,778	34,458
Less:accumulated depreciation and amortization	9,142	8,097
	$25,636	$26,361

Depreciation expense for the years ended June 30, 2013 and 2012 was $1,045 and $1,055, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at June 30, 2013, pertaining to real property, future minimum payments are as follows:

For the Year Ended

2014	$9
2015	—

$9

Lease expense for June 30, 2013 and 2012 was $19 and $49, respectively.

The Company has also entered into a service contract for data processing services.Future minimum payments under this agreement are as follows:

For the Year Ended

2014	$1,088
2015	682
2016	12

$1,782

Data processing service expense for June 30, 2013 and 2012 was $1,127 and $1,075, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 8 - DEPOSITS

Deposits are summarized as follows:

	June 30,
	2013	2012

Non-interest bearing accounts	$54,765	$52,436
NOW accounts, 0.10% and 0.12%, respectively	54,164	52,958
Savings accounts, 0.23% and 0.23%, respectively	91,280	96,588
Money market accounts, 0.23% and 0.23%, respectively	51,324	51,492
Total transaction accounts	251,533	253,474
Certificates:
0.00 - 1.00%	$115,563	$129,619
1.01 - 2.00%	31,306	36,538
2.01 - 3.00%	533	2,313
3.01 - 4.00%	35	64
4.01 - 5.00%	672	1,874
Total Certificates, 0.66% and 0.91%, respectively	148,109	170,408

Total Deposits	$399,642	$423,882

Weighted-average rate - deposits	0.34%	0.46%

The aggregate amount of time deposits in denominations of $100 or more was $57,198 and $67,502, respectively, at June 30, 2013 and 2012.

The Deposit Insurance Fund, as administrated by the Federal Deposit Insurance Corporation, insures deposits up to applicable limits.Deposit amounts in excess of $250,000 are generally not federally insured.

The total amount of overdrafts reclassified as loans was $77 and $75, respectively, at June 30, 2013 and 2012.

At June 30, 2013, the scheduled maturities of time deposits are as follows:

CD Maturities:

2014	$110,024
2015	21,336
2016	11,530
2017	2,205
2018	3,014

Total	$148,109

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 8 – DEPOSITS (CONTINUED)

Following is a summary of interest on deposits:

	June 30,
	2013	2012

NOW	$59	$77
Savings	207	485
MMA	119	311
Certificates	1,150	2,092
	1,535	2,965
Less : penalties	—	—

Total	$1,535	$2,965

NOTE 9 - FHLB ADVANCES

At June 30, 2013, the Company’s fixed-rate FHLB advances had interest rates that ranged from 2.00% to 3.55% with a weighted average rate of 3.36% and 3.36% at June 30, 2013 and 2012, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by a Blanket Mortgage Collateral Agreement.The Agreement pledges the entire one-to-four family residential mortgage portfolio and allows a maximum advance of $37,686 and an additional borrowing capacity of $213 at June 30, 2013.Outstanding advances were $37,626 and $37,863 at June 30, 2013 and 2012, respectively.Advances are payable at the maturity dates and prepayment penalties are required if paid before maturity.

A total of $10.0 million of FHLB advances are putable advances that give the FHLB the option to require repayment on specific dates.Under the terms of the putable advances, the company could be required to repay all of the principal and accrued interest before the maturity date.

A total of $10.0 million of FHLB advances are convertible advances with interest rates that may be reset on certain dates at the option of the FHLB in accordance with the terms of the note.The Company has the option of repaying the outstanding advance or converting the interest rate from a fixed rate to a floating LIBOR rate at the time the advance is called by the FHLB.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 9 - FHLB ADVANCES (CONTINUED)

Maturities and weighted average rates of fixed rate FHLB advances at June 30, 2013 and 2012 are as follows:

	Amount		Weighted Avg Rate
	2013	2012	2013	2012

Fixed Rate Advances Maturing:
Less than 1 year	$26,997	$—	3.41%	0.00%
1 to 2 years	5,048	26,993	3.22%	3.41%
2 to 3 years	—	5,082	0.00%	3.20%
3 to 4 years	—	—	0.00%	0.00%
4 to 5 years	5,110	—	3.33%	0.00%
5 to 10 years	—	5,134	0.00%	3.31%
After 10 years	471	654	2.65%	2.66%

Total FHLB Advances	$37,626	$37,863	3.36%	3.36%

NOTE 10 – INCOME TAXES

In computing federal income tax, savings institutions treated as small banks for tax years beginning before 1996 were allowed a statutory bad debt deduction based on specified experience formulas or 8% of otherwise taxable income, subject to limitations based on aggregate loans and savings balances.For tax years after 1996, financial institutions meeting the definition of a small bank can use either the “experience method” or the “specific charge-off method” in computing their bad debt deduction.The Company qualifies as a small bank and is using the experience method.As of June 30, 2013, the end of the most recent tax year, the Company’s tax bad debt reserves were approximately $1,312. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to federal income taxes at the then prevailing corporate rates.

Income taxes are summarized as follows:

	Year Ending June 30,
	2013	2012
Current taxes:
Federal income	$30	$—
State excise	—	—
	30	—
Deferred taxes
Federal income	456	(2,229)
State excise	58	(295)
	514	(2,524)

	$544	$(2,524)

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 10 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the federal statutory corporate rate as follows:

	Percentage of Earnings
	Before Income Taxes
	Years Ending June 30,
	2013	2012

Tax at statutory rate	34.0%	(34.0%)
Increase (decrease) in taxes:
State income taxes, net of federal tax benefit	2.7	(4.3)
Increase in BOLI cash value	(3.8)	(1.4)
Additional ESOP compensation	(4.6)	(2.0)
Other, net	(2.9)	3.0

Effective tax rate	25.4%	(38.7%)

The provisions of GAAP related to income taxes require the Company to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the base year amounts.There were no excess reserves at June 30, 2013 and 2012.The Company’s base year tax bad debt reserve is $1,312.The estimated deferred tax liability on the base year amount is approximately $502, which has not been recorded in the accompanying consolidated financial statements. The deferred tax valuation allowance is related to a capital loss carryforward that can only be used to offset capital gains.

The Company acquired a tax net operating loss (NOL) carryforward from its acquisition of State of Franklin. A deferred tax benefit was recorded for the portion deemed usable over its statutory remaining life (initially 20 years). The expiration date of the remaining NOL carryforward of $10,560 is June 30, 2029.

 A deferred tax benefit of $1,022 has been recorded for the 2011 NOL of $2,668. The NOL’s remaining life is eighteen years and management believes it will be utilized in full prior to expiration.

For 2012, a deferred tax benefit of $2,904 was recorded for the NOL of $7,585. The NOL’s remaining life is nineteen years and management believes it will be utilized in full prior to expiration.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)
NOTE 10 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are summarized as follows:

	June 30.
	2013	2012
Deferred tax liabilities:
FHLB stock dividends	$(959)	$(959)
Depreciation	(12)	(27)
FHLB advance restructuring penalty	(72)	(181)
Allowance for "available-for-sale" securities	—	(679)
	(1,043)	(1,846)

Deferred tax assets:
Fair value adjustment from acquisition,net	708	533
Subsequent writedowns on foreclosed property	434	831
Nonaccrual interest on securities	58	48
NOL carryforward	7,596	8,023
Deferred loan fees, net	132	124
Deferred compensation	62	55
Capital loss on Silverton Bank Stock	141	141
Allowance for losses on loans	2,895	2,908
Allowance for "available-for-sale" securities	69	—
Gross deferred tax asets	12,095	12,663
Valuation allowance	(141)	(141)
Deferred tax asset	11,954	12,522

Net deferred tax asset	$10,911	$10,676

NOTE 11 – EMPLOYEE BENEFIT PLANS

401 (K) RETIREMENT PLAN.The Company has a defined contribution pension plan covering all employees having attained the age of 20 and one-half and completing six months of service.Normal retirement date is the participant’s sixty-fifth birthday.

Before the Company established the Employee Stock Ownership Plan (effective July 1, 2003), the 401(k) plan was funded by annual employer contributions of 10% of the total plan compensation of all participants in the plan.The amount contributed by the employer was divided among the participants in the same proportion that each participant’s compensation bore to the aggregate compensation of all participants.Employer contributions vest to employees over a seven-year period.Employees are permitted to make contributions of up to 50% of their compensation subject to certain limits based on federal tax laws.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN.The Bank maintains an Employee Stock Ownership Plan (ESOP).On July 1, 2003, the ESOP purchased 670,089 shares of Jefferson Bancshares, Inc. from proceeds provided by the Company in the form of a loan.Thus, the ESOP is considered a leveraged plan.Employees are eligible for participation in the plan upon attaining 20 and one-half years of age and completing six consecutive calendar months during which they have performed at least 500 hours of service.Each plan year, the Bank may, in its discretion, make a contribution to the plan; however, at a minimum, the Bank has agreed to make as a contribution the amount necessary to service the debt incurred to acquire the stock.

Shares are scheduled for release as the loan is repaid.The present amortization schedule calls for 43,207 shares to be released each December 31.Dividends on unallocated shares are used to repay the loan while dividends paid on allocated shares become part of the plan’s assets.Accounting for the ESOP consists of recognizing compensation expense for the fair market value of the shares as of the date of release.Allocated shares are included in earnings per share calculations while unallocated shares are not included.

ESOP compensation expense was $158 and $109 for the years ended June 30, 2013 and 2012. The original number of shares committed was 670,089 and 43,207 were released during the years ended June 30, 2013 and 2012, respectively. The 259,239 remaining unearned shares had an approximate fair market value of $1,465 at June 30, 2013.

The Bank has also established a SERP to provide for supplemental retirement benefits with respect to the ESOP. The plan provides certain executives with benefits that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP but for such limitations. The Plan was amended in 2007 to change the first allocation period to December 31, 2007. Compensation expense under the SERP was $1 and $(2) for the years ended June 30, 2013 and 2012, respectively.

STOCK COMPENSATION PLANS. The Company maintains stock-based benefit plans under which certain employees and directors are eligible to receive restricted stock grants or options.Under the 2005 Stock-Based Benefit Plan, the maximum number of shares that may be granted as restricted stock is 279,500, and a maximum of 698,750 shares may be issued through the exercise of non-statutory or incentive stock options.The exercise price of each option equals the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years.

Restricted stock grants aggregating 45,000 shares and having a fair value of $597 were awarded in 2006.Restrictions on the grants lapse in annual increments over five years.The market value as of the grant date of the restricted stock grants is charged to expense as the restrictions lapse. Compensation expense for grants vesting in 2013 and 2012 was $0 and $(27), respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 11 – EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of the Company’s stock option plan is presented below:

	2013		2012
		Weighted-		Weighted-
		average		average
	Shares	exercise price	Shares	exercise price

Outstanding at beginning of period	340,638	$13.69	525,287	$12.69
Granted during the 12 month period	20,000	$1.97	—	$—
Options exercised	—		—
Options forfeited	—		(184,649)	$10.85
Outstanding at end of year	360,638	$13.04	340,638	$13.69
Options exercisable at end of year	340,638	$13.69	340,638	$13.69

Information pertaining to options outstanding at June 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted
		Remaining	Average		Weighted
	Number	Contractual	Exercise	Number	Average
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Exercise Price
1.01 - 2.00	20,000	9.08	$1.97	—	$—
13.01 - 14.00	340,638	0.58	$13.69	340,638	$13.69

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements.Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and core and tangible capital (as defined) to tangible assets (as defined). Management believes as of June 30, 2013 and 2012, that the Bank met all capital adequacy requirements to which it was subject.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.There are no conditions or events since the notification that management believes have changed the Bank's category. The Company and Bank’s actual capital amounts and ratios as of June 30, 2013 and 2012 are also presented in the table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)
At June 30, 2013
Total Risk-Based Capital
(To Risk Weighted Assets)
Consolidated	$53,507	15.25%	$28,078	≥	8.0%	NA
Jefferson Federal Bank	49,773	14.18%	28,075	≥	8.0%	35,093 ≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	49,104	13.99%	14,039	≥	4.0%	NA
Jefferson Federal Bank	45,361	12.93%	14,037	≥	4.0%	21,056 ≥	6.0%

Tier 1 Capital
(To Average Assets)
Consolidated	49,104	9.97%	19,697	≥	4.0%	NA
Jefferson Federal Bank	45,361	9.21%	19,695	≥	4.0%	24,619 ≥	5.0%

At June 30, 2012
Total Risk-Based Capital
(To Risk Weighted Assets)
Consolidated	$50,937	14.63%	$27,857	≥	8.0%	NA
Jefferson Federal Bank	46,815	13.42%	27,900	≥	8.0%	34,875 ≥	10.0%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	46,566	13.37%	13,929	≥	4.0%	NA
Jefferson Federal Bank	42,437	12.17%	13,950	≥	4.0%	20,925 ≥	6.0%

Tier 1 Capital
(To Average Assets)
Consolidated	46,566	9.03%	20,637	≥	4.0%	NA
Jefferson Federal Bank	42,437	8.23%	20,634	≥	4.0%	25,792 ≥	5.0%

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 12 – MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table provides reconciliation between GAAP capital and the various categories of regulatory capital:

	Bank
	June 30,
	2013	2012

GAAP Capital	$57,053	$56,290
Adjustments:
Deferred Taxes	(10,652)	(11,221)
Unrealized gains	111	(1,095)
Disallowed intangibles	(1,151)	(1,537)

Core, Tangible and Tier 1 Capital	45,361	42,437

Adjustments:
Allowance for losses	4,412	4,378

Total Capital	$49,773	$46,815

NOTE 13 – RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At June 30, 2013, the Bank’s retained earnings available for the payment of dividends was $0. Accordingly, $56,189 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2013.Funds available for loans or advances by the Bank to the Company amounted to $5,705.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 14 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business.These financial instruments generally include commitments to originate mortgage loans.Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments.The Company minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis.Collateral held by the Company consists of a first or second mortgage on the borrower's property. The amount of collateral obtained is based upon an appraisal of the property.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans are legally binding agreements to lend to the Company's customers and generally expire in ninety days or less.There were no commitments at June 30, 2013 to originate adjustable-rate mortgage loans or to originate fixed-rate mortgage loans with a term of twenty years or less. The Company has $320 in unfunded letters of credit and $27,663 in unfunded lines of credit at June 30, 2013. The Company also has $15,330 in commitments to fund residential construction, commercial real estate construction and land development loans at June 30, 2013.

The Company has entered into employment agreements with its President and CEO Anderson L. Smith and two other officers. Agreement stipulations are terms, duties, compensation and performance bonuses and provide remedies for all parties upon certain events occurring.Mr. Smith’s agreement provides for deferred compensation upon attaining the age of 65.

Upon completion of the Bank’s conversion from mutual to stock form, a “liquidation account” was established in an amount equal to the total equity of the Bank as of the latest practicable date prior to the conversion.The liquidation account was established to provide limited priority claim to the assets of the Bank to “eligible account holders”, as defined in the Plan of Conversion, who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank’s common stock. This distribution would be based upon each eligible account holder’s and supplemental eligible account holder’s proportionate share of the then total remaining qualifying deposits.At the time of the conversion, the liquidation account, which is an off-balance sheet memorandum account, amounted to $29.5 million.

NOTE 16 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company obtains products and services from directors or affiliates thereof.In the opinion of management, such transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Jefferson Bancshares, Inc. is as follows:

Balance Sheet	June 30, 2013

Assets
Cash and due from banks	$928
Investment in common stock of Jefferson Federal Bank	57,052
Investment in common stock of State of Franklin Statutory Trust II	1
Loan receivable from ESOP	3,082
Other assets	95
Total assets	$61,158

Liabilities and Stockholders' Equity
Accrued expenses	$361
Other liabilities	413
Subordinated debentures	7,359
Stockholders' equity	53,025
Total liabilities and stockholders' equity	$61,158

Year Ended
Statement of Income	June 30, 2013

Dividends from Jefferson Federal Bank	$—
Interest income	132
Other income	—
Total income	132

Interest expense	325
Other operating expenses	150

Income before income taxes and equity in undistributed
net income of Jefferson Federal Bank	(343)

Income tax	(131)
(212)

Equity in undistributed earnings (loss) of subsidiaries	1,806

Net Income	$1,594

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (CONTINUED)

Year Ended
Statement of Cash Flows	June 30, 2013

Cash flows from operating activities:
Net income	$1,594
Adjustments to reconcile net income to net
cash provided by operating activities:

Equity in undistributed (earnings) loss of subsidiaries	(1,806)
Deferred tax expense	(131)
Amortization/accretion of intangibles	112
Increase in other assets	10
Increase in other liabilities	199

Net cash provided by operations	(22)

Cash flows from investing activities:
Return of principal on loan to ESOP	447

Net cash used for investing activities	447

Cash flows from financing activities:
Purchase of treasury stock	(156)

Net cash provided by financing activities	(156)

Net increase in cash and cash equivalents	269
Cash and cash equivalents at beginning of year	659

Cash and cash equivalents at end of year	$928

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 18 – QUARTERLY FINANCIAL INFORMATION

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (in thousands except per share data):

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2012	2012	2013	2013

Interest income	$4,969	$4,931	$4,781	$4,820
Interest expense	846	789	751	744
Net interest income	4,123	4,142	4,030	4,076

Provision for loan losses	300	300	200	—
Net interest income after provision for loan losses	3,823	3,842	3,830	4,076
Noninterest income	456	581	582	494
Noninterest expense	3,906	3,961	3,873	3,806
Earnings before income taxes	373	462	539	764
Income taxes	78	114	153	199
Net earnings	$295	$348	$386	$565

Earnings per share, basic	$0.05	$0.05	$0.06	$0.09
Earnings per share, diluted	$0.05	$0.05	$0.06	$0.09
	Three Months Ended

	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012

Interest income	$6,120	$5,775	$5,302	$5,235
Interest expense	1,355	1,203	1,073	939
Net interest income	4,765	4,572	4,229	4,296

Provision for loan losses	2,986	5,687	600	600
Net interest income after provision for loan losses	1,779	(1,115)	3,629	3,696
Noninterest income	603	578	508	491
Noninterest expense	4,020	5,095	3,772	3,806
Earnings before income taxes	(1,638)	(5,632)	365	381
Income taxes	(680)	(1,965)	31	90
Net earnings	$(958)	$(3,667)	$334	$291

Earnings per share, basic	$(0.15)	$(0.59)	$0.05	$0.05
Earnings per share, diluted	$(0.15)	$(0.59)	$0.05	$0.05

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 19 – SUBORDINATED DEBT

As part of the State of Franklin acquisition, the Company acquired the State of Franklin Statutory Trust II (the “Trust”) and assumed the Trust’s obligation with respect to certain capital securities described below.On December 13, 2006, State of Franklin issued $10,310 of junior subordinated debentures to the Trust, a Delaware business trust wholly owned by State of Franklin. The Trust (a) sold $10,000 of capital securities through its underwriters to institutional investors and upstreamed the proceeds to State of Franklin and (b) issued $310 of common securities to State of Franklin.The sole assets of the Trust are the $10,310 of junior subordinated debentures issued by State of Franklin. The securities are redeemable at par after January 30, 2012, and have a final maturity January 30, 2037.The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 1.7%.

On January 11, 2012, the Company notified the Trustee for the Trust that, beginning with the January 20, 2012 interest payment period, the Company has elected to defer all payments of interest on the Company’s junior subordinated debentures for an indefinite period of time (but no longer than 20 consecutive quarterly periods).Under the terms of the indenture, the Company is prohibited from paying dividends on its common stock during the period that interest is deferred on the debentures.

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

Impaired Loans and Other Real Estate Owned

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.

The fair value of collateral dependent impaired loans and other real estate owned is generally based on recent real estate appraisals and other available observable market information.These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available.Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below are tables that present information about certain assets and liabilities measured at fair value:

June 30, 2013
Total Carrying
				Amount in	Assets/Liabilities
	Fair Value Measurement Using			Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Securities available for sale	$—	$95,082	$942	$96,024	$96,024

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

The following table below presents, for the year ending June 30, 2013, the changes in Level 3 assets that are measured at fair value on a recurring basis:

			Other		Transfers
	Balance at		Comprehensive		In or Out	Balance at
	June 30, 2012	Net Income	Income	Paydowns	of Level 3	June 30, 2013

Securities available for sale	$745	$—	$345	$(148)	$—	$942

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2013 and 2012 are included in the table below.

	June 30, 2013				June 30, 2012
				Total Gains				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	$—	$—	$12,594	$(927)	$—	$—	$21,549	$(1,509)
Other real estate owned	—	—	5,433	(60)	—	—	6,075	(481)

Individual loans with a carrying amount of $14,437 were written down to their fair value of $12,594 resulting in an impairment charge of $1,843 of which $927 was charged to earnings for the period ended June 30, 2013. For the period ending June 30, 2012, individual loans with a carrying amount of $24,410 were written down to their fair value of $21,549 resulting in an impairment charge of $2,861 of which $1,509 was charged to earnings.Loans applicable to write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

Other real estate owned is being carried at appraised value less anticipated selling expenses resulting in a charge to earnings of $60 and $481 for the years ended June 30, 2013 and 2012, respectively.

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 20 – FAIR VALUE DISCLOSURES (CONTINUED)

The carrying value and estimated fair value of the Company's financial instruments are as follows:

	June 30, 2013		June 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$24,514	$24,514	$56,693	$56,693
Available-for-sale securities	96,024	96,024	83,483	83,483
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Bank owned life insurance	7,100	7,100	6,861	6,861
Loans receivable	321,299	329,268	322,499	330,664
Accrued interest receivable	1,409	1,409	1,575	1,575
Loans held-for-sale	97	97	381	381

Financial liabilities:
Deposits	(399,642)	(391,442)	(423,882)	(424,523)
Borrowed funds	(38,177)	(39,505)	(38,261)	(40,064)
Subordinated debentures	(7,358)	(4,950)	(7,245)	(4,200)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	15,330	—	8,452
Unused letters of credit	—	320	—	4,454
Unused lines of credit	—	27,663	—	31,409

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks and interest-earning deposits with banks - The carrying amounts for these assets approximates fair value.

Investment securities – See the discussion presented on Page 38 concerning assets measured at fair value on a recurring basis.

Federal Home Loan Bank stock - The fair value for FHLB stock is the carrying value due to restrictions placed on transferability.

Loans held-for-sale – The fair value of loans held-for-sale is the carrying value since these loans have a commitment to be purchased by a third party.

Loans receivable, net - the fair value is based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and for similar maturities.The estimated fair value of loans is adjusted for the allowance for loan losses.

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

JEFFERSON BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in Thousands)

NOTE 21 – CORE DEPOSIT INTANGIBLE (CDI)

CDI is composed of the following:

	June 30,
	2013	2012

Beginning balance of core deposit intangible	$1,537	$1,978
Less: amortization	(386)	(441)

Core deposit intangibles, net	$1,151	$1,537

CDI is amortized using an accelerated method over 10 years.

Future amortization of CDI is as follows:

Year Ending June 30,

2014	$330
2015	275
2016	219
2017	163
2018	108
thereafter	56

Amortization expense related to CDI is $386 and $441 for the years ending June 30, 2013 and 2012, respectively.