Form 10-Q
period 2013-09-30
JEFFERSON BANCSHARES INC
filed 2013-11-14
CIK 1222915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

At November 14, 2013, the registrant had 6,595,301 shares of common stock, $0.01 par value per share, outstanding.

SIGNATURES

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2013	June 30, 2013
Assets	(Unaudited)

Cash and cash equivalents	$10,601	$8,837
Interest-earning deposits	12,992	15,677
Investment securities classified as available for sale, net	100,960	96,024
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	7,161	7,100
Loans receivable, net of allowance for loan losses of $4,993 and $5,660	313,995	321,299
Loans held-for-sale	75	97
Premises and equipment, net	25,465	25,636
Foreclosed real estate, net	5,882	5,433
Accrued interest receivable:
Investments	339	349
Loans receivable	1,003	1,060
Deferred tax asset	10,836	10,911
Core deposit intangible	1,059	1,151
Other assets	3,462	4,719

Total Assets	$498,565	$503,028

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$56,350	$54,765
Interest-bearing	339,622	344,877
Repurchase agreements	916	551
Federal Home Loan Bank advances	37,418	37,626
Subordinated debentures	7,386	7,358
Other liabilities	3,557	4,826
Total liabilities	445,249	450,003

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized;
9,182,372 shares issued and 6,597,739 shares outstanding at
September 30, 2013 and 6,601,091 shares outstanding at June 30, 2013	92	92
Additional paid-in capital	78,256	78,302
Unearned ESOP shares	(2,268)	(2,376)
Unearned compensation	(1,046)	(1,046)
Accumulated other comprehensive income	(361)	(111)
Retained earnings	10,159	9,661
Treasury stock, at cost (2,584,632 and 2,581,280 shares)	(31,516)	(31,497)
Total stockholders’ equity	53,316	53,025

Total liabilities and stockholders’ equity	$498,565	$503,028

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended
	September 30,
	2013	2012
Interest income:
Interest on loans receivable	$4,073	$4,485
Interest on investment securities	468	410
Other interest	60	74
Total interest income	4,601	4,969

Interest expense:
Deposits	336	444
Repurchase agreements	—	1
Advances from FHLB	229	319
Subordinated debentures	80	82
Total interest expense	645	846

Net interest income	3,956	4,123
Provision for loan losses	—	300
Net interest income after provision for loan losses	3,956	3,823

Noninterest income:
Mortgage origination fee income	48	146
Service charges and fees	256	253
Gain on investments	—	4
Gain (loss) on sale of fixed assets	—	1
Gain (loss) on sale of foreclosed real estate, net	(24)	(156)
BOLI increase in cash value	61	60
Other	153	148
Total noninterest income	494	456

Noninterest expense:
Compensation and benefits	1,728	1,680
Occupancy expense	334	362
Equipment and data processing expense	610	599
Deposit insurance premiums	170	207
Advertising	87	50
Legal and professional services	87	106
Valuation adjustment and expenses on OREO	100	211
Amortization of intangible assets	92	106
Other	514	585
Total noninterest expense	3,722	3,906

Earnings before income taxes	728	373

Income taxes:
Current	—	8
Deferred	230	70
Total income taxes	230	78

Net earnings	$498	$295

Net earnings per share, basic	$0.08	$0.05
Net earnings per share, diluted	$0.08	$0.05

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2013	2012

Net earnings (loss)	$498	$295

Other comprehensive income:
Unrealized holding gain (loss)	(406)	362
Income tax benefit (expense)	156	(138)

Comprehensive income	$248	$519

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2013 and 2012
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2013	$92	$78,302	$(2,376)	$(1,046)	$(111)	$9,661	$(31,497)	$53,025

Net earnings	—	—	—	—	—	498	—	498
Other comprehensive income	—	—	—	—	(250)	—	—	(250)
Shares committed to be released by the ESOP	—	(47)	108	—	—	—	—	61
Stock options expensed	—	1	—	—	—	—	—	1
Purchase of common stock (3,352 shares)	—	—	—	—	—	—	(19)	(19)
Balance at September 30, 2013	$92	$78,256	$(2,268)	$(1,046)	$(361)	$10,159	$(31,516)	$53,316

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2012	$92	$78,571	$(2,809)	$(1,046)	$1,095	$8,067	$(31,341)	$52,629

Net earnings	—	—	—	—	—	295	—	295
Other comprehensive income	—	—	—	—	224	—	—	224
Shares committed to be released by the ESOP	—	(84)	108	—	—	—	—	24
Stock options expensed	—	2	—	—	—	—	—	2
Purchase of common stock (2,236 shares)	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2012	$92	$78,489	$(2,701)	$(1,046)	$1,319	$8,361	$(31,347)	$53,167

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$498	$295
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	61	24
Depreciation and amortization expense	456	459
Amortization of premiums (discounts), net on investment securities	247	141
Provision for loan losses	—	300
Amortization of deferred loan fees, net	(29)	(52)
(Gain) loss on sale of investment securities	—	(4)
(Gain) loss on sale of foreclosed real estate, net	24	156
(Gain) loss on sale of fixed assets, net	—	(1)
Deferred tax expense (benefit)	230	70
Stock options expensed	1	1
Originations of mortgage loans held for sale	(1,593)	(6,436)
Proceeds from sale of mortgage loans	1,615	6,013
Increase in cash value of life insurance	(61)	(60)
Decrease (increase) in:
Accrued interest receivable	67	70
Other assets	1,257	525
Increase (decrease) in other liabilities and accrued income taxes	(1,269)	214
Net cash provided by (used for) operating activities	1,504	1,715

Cash flows used for investing activities:
Loan originations, net of principal collections	6,468	7,254
Investment securities classifed as available-for-sale:
Proceeds from maturities, calls and prepayments	5,310	11,468
Proceeds from sale	—	—
Purchase of securities	(10,900)	(13,849)
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(88)	(48)
Proceeds from sale of (additions to) foreclosed real estate, net	265	877
Net cash provided by (used for) investing activities	1,055	5,702

Cash flows from financing activities:
Net decrease in deposits	(3,670)	(16,526)
Net increase (decrease) in repurchase agreements	365	266
Repayment of FHLB advances	(156)	(167)
Purchase of treasury stock	(19)	(6)
Net cash provided by (used for) financing activities	(3,480)	(16,433)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(921)	(9,016)
Cash, cash equivalents and interest-earning deposits at beginning of period	24,514	56,693

Cash, cash equivalents and interest-earning deposits at end of period	$23,593	$47,677

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$331	$452
Interest on borrowed funds	$170	$263
Interest on subordinated debentures	$52	$54
Income taxes	—	—
Real estate acquired in settlement of loans	$810	$2,112

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation
The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”).  The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the Securities and Exchange Commission on September 30, 2013.  All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

(2)	Principles of Consolidation
The consolidated financial statements include the accounts of Jefferson Bancshares, Inc. and its wholly-owned subsidiary, the Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

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
Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares.  Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method.  For the three months ended September 30, 2013, stock options to purchase 360,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.  The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares Outstanding for the Three Months Ended September 30,
	2013	2012

Weighted average number of common shares used in computing basic earnings per common share	6,272,957	6,261,233
Effect of dilutive stock options	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,272,957	6,261,233

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

Specific valuation allowances are established for impaired loans.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  A specific reserve represents the difference between the recorded value of the loan and either its estimated fair value less estimated disposition costs, or the net present value as determined by a discounted cash flow analysis.  On a quarterly basis, management evaluates individual loans and lending relationships which have outstanding principal balances of $250,000 or more and which are classified as either substandard, doubtful or loss according to the loan grading policy for impairment.  Troubled debt restructurings (“TDRs”) are also considered to be impaired, except for those that have been performing under the new terms for at least six consecutive months.

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02  in determining if a borrower is experiencing financial difficulties and if a concession has been granted.  The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances.  A TDR may be non-accruing or it may accrue interest.  A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months.  The Bank’s TDRs totaled $4.6 million at September 30, 2013 compared to $9.1 million at June 30, 2013.

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of September 30, 2013:

	September 30, 2013
	Accrual	Non-accrual	Total
	Status	Status	TDRs

Residential mortgage	$958	$—	$958
Multi-family	620	—	620
Construction and land development	144	—	144
Non-residential real estate	—	1,969	1,969
Owner occupied	184	350	534
Commercial	122	210	332
HELOC and junior Lien	—	—	—
Total	$2,028	$2,529	$4,557

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

The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2013:

	Resid. Mtg	Multi- family	Constr and land dev.	Non- residential real estate	Owner occupied	Comm’l	HELOC and junior lien	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2013	$665	$475	$491	$981	$347	$2,481	$168	$52	$5,660
Charge Offs	(15)	(398)	(29)	—	—	(315)	—	(7)	(764)
Recoveries	—	—	3	—	66	22	—	6	97
Provision	192	(2)	(69)	234	42	(418)	35	(14)	—
Balance at September 30, 2013	$842	$75	$396	$1,215	$455	$1,770	$203	$37	$4,993

Ending balance,
Individually Evaluated	$—	$—	$—	$563	$—	$339	$—	$—	$902
Ending balance,
Collectively Evaluated	$842	$75	$396	$652	$455	$1,431	$203	$37	$4,091

Loans:
Balance at September 30, 2013	$80,872	$9,255	$31,733	$49,190	$67,619	$59,042	$18,086	$3,546	$319,343

Ending balance,
Individually Evaluated	$—	$—	$—	$1,800	$—	$1,481	$—	$—	$3,281
Ending balance,
Collectively Evaluated	$80,872	$9,255	$31,733	$47,390	$67,619	$57,561	$18,086	$3,546	$316,062

The following table is an aging analysis of the loan portfolio at September 30, 2013:

	30-59 days past due	60-89 days past due	90 or more days past due and still accruing	Nonaccrual	Total past due and nonaccrual	Total Current	Total loans receivable
Residential Mortgage	$32	$—	$—	$1,967	$1,999	$78,873	$80,872
Multi-family	—	—	—	3	3	9,252	9,255
Construction/land development	—	—	—	968	968	30,765	31,733
Non-residential real estate	78	—	—	2,742	2,820	46,370	49,190
Owner occupied	203	—	—	834	1,037	66,582	67,619
Commercial	15	—	—	1,813	1,828	57,214	59,042
HELOC and Junior Lien	63	—	—	64	127	17,959	18,086
Consumer	6	—	—	11	17	3,529	3,546

Total	$397	$—	$—	$8,402	$8,799	$310,544	$319,343

The following table summarizes the credit risk profile by internally assigned grade at September 30, 2013:
	Residential Mortgage	Multi- family	Constr and land dev.	Non- residential real estate	Owner occupied	Comm’l	HELOC and Junior Lien	Consumer	Total

Grade:
Pass	$74,133	$8,544	$28,073	$39,117	$64,695	$56,164	$17,571	$3,138	$291,435
Watch	3,333	620	1,716	6,409	1,624	934	261	401	15,298
Special mention	—	—	—	—	—	—	—	—	—
Substandard	3,406	91	1,944	3,664	1,300	1,944	254	7	12,610
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$80,872	$9,255	$31,733	$49,190	$67,619	$59,042	$18,086	$3,546	$319,343

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at September 30, 2013:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential mortgage	$—	$—	$—	$—
Multi-family	—	—	—	—
Construction and land development	—		—	—
Non-residential real estate	1,237	1,800	563	—
Owner occupied	—	—	—	—
Commercial	1,142	1,481	339	—
HELOC and junior lien	—	—	—	—
Consumer	—	—	—	—
Total	$2,379	$3,281	$902	$—

With no related allowance:
Residential mortgage	$792	$792	$—	$9
Multi-family	620	620	—	12
Construction and land development	1,407	1,407	—	6
Non-residential real estate	1,418	1,418	—	11
Owner occupied	810	810	—	—
Commercial	—	—	—	—
HELOC and junior lien	415	415	—	3
Consumer	—	—	—	—
Total	$5,462	$5,462	$—	$41

Total:
Residential mortgage	$792	$792	$—	$9
Multi-family	620	620	—	12
Construction and land development	1,407	1,407	—	6
Non-residential real estate	2,655	3,218	563	11
Owner occupied	810	810	—	—
Commercial	1,142	1,481	339	—
HELOC and junior lien	415	415	—	3
Consumer	—	—	—	—
Total	$7,841	$8,743	$902	$41

Average impaired loans for the three months ended September 30, 2013	$11,590

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

At September 30, 2013, we had approximately $18.6 million in commitments to extend credit, consisting of commitments to fund real estate loans.  In addition to commitments to originate loans, at September 30, 2013, we had $310,000 in unused letters of credit and approximately $29.5 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of September 30, 2013:

	Three Months Ended September 30, 2013
		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	360,638	$13.04
Granted during the three-month period	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at September 30, 2013	360,638	$13.04

Options exercisable at September 30, 2013	344,638	$13.55

The following information applies to options outstanding at September 30, 2013:

Number outstanding	360,638
Range of exercise prices	$1.97 - $13.69
Weighted-average exercise price	$13.04
Weighted-average remaining contractual life	0.8
Number of options remaining for future issuance	338,112

The fair value of stock options granted is amortized as compensation expense on a straight-line basis over the five year vesting period of the grant.  Compensation expense related to stock options was approximately $1,300 for the three months ended September 30, 2013.

(10)	Investment Securities

Investment securities are summarized as follows:

At September 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$24,904	$67	$(551)	$24,420
Mortgage-backed	68,068	937	(881)	68,124
Municipals	7,967	165	(216)	7,916
Other Securities	607	—	(107)	500

Total securities available-for-sale	$101,546	$1,169	$(1,755)	$100,960

Weighted-average rate	1.97%

Pledged at September 30, 2013	$16,395

At June 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$21,985	$88	$(420)	$21,653
Mortgage-backed	65,607	1,096	(835)	65,868
Municipals	8,004	172	(171)	8,005
Other Securities	607	—	(109)	498

Total securities available-for-sale	$96,203	$1,356	$(1,535)	$96,024

Weighted-average rate	1.83%

Pledged at June 30, 2013	$11,017

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
September 30, 2013
Federal agency securities	$13,846	$(551)	$—	$—	$13,846	$(551)
Mortgage-backed securities	29,345	(864)	818	(17)	30,163	(881)
Municipal securities	2,325	(167)	1,416	(49)	3,741	(216)
Other securities	—	—	500	(107)	500	(107)
	$45,516	$(1,582)	$2,734	$(173)	$48,250	$(1,755)

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

Federal Agency Securities – The unrealized losses of $551,000 for these thirteen federal agency securities were caused by changes in market interest rates.  The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $864,000 for these thirty-eight GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Private-Label Residential Mortgage-Backed Securities – The unrealized loss of $17,000 for this private-label mortgage-backed security is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates as indicated by the semi-annual independent valuation of the investment. The valuation methodology used is a future cash flow analysis which is built upon a model based on collateral-specific assumptions as they relate to the underlying loans. Given the expected improvement in the future performances of the expected cash flow, the unrealized losses are not deemed to be attributable to credit quality. Accordingly it is expected that the security would not be settled at a price less than the amortized bases of the Company’s investment. Because the decline in market value is attributable to higher projected collateral losses, wider credit spreads and changes in interest rates and not credit quality, the Company expects to recover the entire amortized cost bases of this security.

Municipal Securities – The unrealized losses of $216,000 for these eight investments in municipal securities were caused by changes in market interest rates.  The contractual cash flows of these investments are guaranteed by municipal agencies themselves.  Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments.  Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Other Securities – The unrealized loss of $107,000 on this collateralized debt obligation (“CDO”) was a result of updated variables and inputs that comprise the model used in the semi-annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REITs, real estate operating companies and homebuilding companies. The CDO is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013.

Maturities of debt securities at September 30, 2013 are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$6,780	$6,810	1.27%
Over 1 year through 5 years	6,002	6,024	1.31%
After 5 years through 10 years	25,765	25,417	1.77%
Over 10 years	62,999	62,709	2.19%
	$101,546	$100,960	1.97%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.

The fair value of collateral dependent impaired loans and other real estate owned is generally based on recent real estate appraisals and other available observable market information.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

September 30, 2013
Total Carrying
				Amount in	Assets/Liabilities
				Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Securities available for sale	—	$100,030	$930	$100,960	$100,960

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

	September 30, 2013
				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	—	$3,403	$(131)
Other real estate owned	—	—	5,882	—

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	September 30, 2013		June 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$23,593	$23,593	$24,514	$24,514
Available-for-sale securities	100,960	100,960	96,024	96,024
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Bank owned life insurance	7,161	7,161	7,100	7,100
Loans receivable, net	313,995	319,956	321,299	329,268
Accrued interest receivable	1,342	1,342	1,409	1,409
Loans held-for-sale	75	75	97	97

Financial liabilities:
Deposits	(395,972)	(387,696)	(399,642)	(391,442)
Borrowed funds	(38,334)	(39,136)	(38,177)	(39,505)
Subordinated debentures	(7,386)	(4,975)	(7,358)	(4,950)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	18,553	—	15,330
Unused letters of credit	—	310	—	320
Unused lines of credit	—	29,508	—	27,663

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks and interest-earning deposits with banks - The carrying amounts for these assets approximate fair value.

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

In connection with its October 2008 acquisition of State of Franklin Bancshares, Inc. (“State of Franklin”), the Company acquired State of Franklin Statutory Trust II (the “Trust”) and assumed the Trust’s obligation with respect to certain capital securities described below.  On December 13, 2006, State of Franklin issued $10.3 million of junior subordinated debentures to the Trust, a Delaware business trust wholly owned by State of Franklin.  The Trust (a) sold $10.0 million of capital securities through its underwriters to institutional investors and upstreamed the proceeds to State of Franklin and (b) issued $310,000 of common securities to State of Franklin.  The sole assets of the Trust are the $10.3 million of junior subordinated debentures issued by State of Franklin. The securities are redeemable at par after January 30, 2012, and have a final maturity of January 30, 2037.  The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 1.7%.

On September 25, 2013, the Company notified the Trustee of the Trust that, beginning with the October 30, 2013 interest payment period, the Company would end its prior election to defer all payments of interest on the junior subordinated debentures and pay all deferred interest and additional interest due on the junior subordinated debentures as of October 30, 2013.

(13)	Subsequent Events

The Company has evaluated subsequent events for potential recognition and disclosure for the three months ended September 30, 2013.  No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Jefferson Bancshares. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the Securities and Exchange Commission on September 30, 2013.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in the reports we file with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2013 under “Item 1A. Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Net Income
For the three months ended September 30, 2013, net income totaled $498,000, or $0.08 per diluted share, compared to $295,000, or $0.05 per diluted share, for the three months ended September 30, 2012.  The improvement in net income is largely the result of lower provision for loan losses and lower noninterest expense more than offsetting a decrease in net interest income during the quarter ended September 30, 2013.

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands,
	except per share data)

Net earnings	$498	$295
Net earnings per share, basic	$0.08	$0.05
Net earnings per share, diluted	$0.08	$0.05
Return on average assets (annualized)	0.40%	0.23%
Return on average equity (annualized)	3.74%	2.21%

Net Interest Income

Net interest income before loan loss provision decreased $167,000, or 4.1%, to $4.0 million for the three months ended September 30, 2013 compared to $4.1 million for the same period in 2012.   The interest rate spread and net interest margin for the quarter ended September 30, 2013 were 3.49% and 3.56%, respectively, compared to 3.48% and 3.57%, respectively, for the same period in 2012.

The following table summarizes changes in interest income and expense for the three month periods ended September 30, 2013 and 2012:

	Three Months
	Ended
	September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$4,073	$4,485	$(412)	(9.2%)
Investment securities	468	410	58	14.1%
Interest-earning deposits	10	24	(14)	(58.3%)
FHLB stock	50	50	—	0.0%
Total interest income	4,601	4,969	(368)	(7.4%)

Interest expense:
Deposits	336	444	(108)	(24.3%)
Repurchase agreements	—	1	(1)	(100.0%)
Borrowings	229	319	(90)	(28.2%)
Subordinated notes & debentures	80	82	(2)	(2.4%)
Total interest expense	645	846	(201)	(23.8%)

Net interest income	$3,956	$4,123	$(167)	(4.1%)

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2013 and 2012.

	Three Months Ended September,
	2013		2012
	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost
	(Dollars in thousands)

Loans	$325,219	4.97%	$327,245	5.44%
Investment securities	98,078	1.95%	83,961	2.01%
Interest-earning deposits	14,206	0.28%	43,283	0.22%
FHLB stock	4,735	4.19%	4,735	4.19%
Deposits	345,324	0.39%	361,490	0.49%
FHLB advances	37,556	2.42%	37,831	3.35%
Repurchase agreements	1,054	0.00%	833	0.48%
Subordinated debentures	7,367	4.31%	7,256	4.48%

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

	Three Months
	Ended September 30,
	2013 Compared to 2012
	Increase (Decrease)
	Due To
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(28)	$(384)	$(412)
Investment securities	73	(15)	58
Daily interest-earning deposits and other interest-earning assets	(19)	5	(14)
Total interest-earning assets	26	(394)	(368)

Interest expense:
Deposits	(19)	(89)	(108)
FHLB advances	(2)	(88)	(90)
Repurchase agreements	0	(1)	(1)
Subordinatd debentures	1	(3)	(2)
Total interest-bearing liabilities	(20)	(181)	(201)
Net change in interest income	$46	$(213)	$(167)

Total interest income decreased $368,000, or 7.4%, to $4.6 million for the three months ended September 30, 2013 primarily due to lower market interest rates. The average yield on interest-earning assets was 4.14% for the three months ended September 30, 2013 compared to 4.31% for the same period in 2012. The average balance of interest-earning assets declined $17.0 million, or 3.70%, to $442.2 million for the three months ended September 30, 2013 compared to $459.2 million for the same period in 2012, due primarily to declines in daily interest-bearing deposits.

Interest on loans decreased $412,000, or 9.2%, to $4.1 million for the three months ended September 30, 2013 due to a lower average yield and lower average balance of loans.  The average yield on loans was 4.97% for the three months ended September 30, 2013 compared to 5.44% for the same period in 2012.   The average balance of loans decreased $2.0 million to $325.2 million for the three months ended September 30, 2013 compared to the same period in 2012.

Interest on investment securities increased $58,000, or 14.1%, to $468,000 for the three months ended September 30, 2013 compared to the same period in 2012.  The average balance of investment securities increased $14.1 million to $98.1 million for the three months ended September 30, 2013 compared to $84.0 million for the corresponding period in 2012.  The average yield on investment securities decreased to 1.95% for the three months ended September 30, 2013 compared to 2.01% for the same period in 2012 due to lower interest rates.

Total interest expense decreased $201,000 to $645,000 for the three months ended September 30, 2013 compared to $846,000 for the corresponding period in 2012 primarily due to lower interest rates on interest-bearing liabilities.  Interest expense on deposits decreased $108,000, or 24.3%, to $336,000 for the three months ended September 30, 2013 as a result of lower interest rates combined with a lower average balance of certificates of deposit.  The average rate paid on deposits was 0.39% for the three months ended September 30, 2013, compared to 0.49% for the same period in 2012 due to downward repricing of interest bearing deposits in the current low interest rate environment.  Interest expense on FHLB advances decreased $90,000, or 28.2%, to $229,000 for the three months ended September 30, 2013 due to the restructuring of $15.0 million in FHLB advances.  Management expects further reductions in interest expense on FHLB advances due to the anticipated payoff of a $17.0 million advance maturing in March 2014.

Provision for Loan Losses
There was no provision for loan losses for the three month period ended September 30, 2013 compared to $300,000 for the prior year period.  The decrease in the provision for loan losses is the result of improvements in asset quality.  Net charge-offs for the three month period ended September 30, 2013 amounted to $667,000 compared to $391,000 for the comparable period in 2012.  A significant portion of the loan charge-offs during the three months ended September 30, 2013 were against specific reserves and did not require replenishment of the allowance for loan losses. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors.  In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income
Noninterest income increased $38,000, or 8.3%, to $494,000 for the quarter ended September 30, 2013 compared to $456,000 for the same period in 2012. The increase was primarily the result of a decline in net losses on sale of other real estate owned (“OREO”) totaling $132,000 more than offsetting a decrease in mortgage origination fee income totaling $98,000. The decrease in mortgage origination fee income is due to a decline in refinance originations.

The following table summarizes changes in noninterest income for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$48	$146	$(98)	(67.1%)
Service charges and fees	256	253	3	1.2%
Gain on sale of fixed assets	—	1	(1)	(100.0%)
Gain on investment securities	—	4	(4)	(100.0%)
Loss on sale of foreclosed real estate, net	(24)	(156)	132	(84.6%)
BOLI increase in cash value	61	60	1	1.7%
Other	153	148	5	3.4%
Total noninterest income	$494	$456	$38	8.3%

Noninterest Expense
Total noninterest expense decreased $184,000, or 4.7%, to $3.7 million for the three months ended September 30, 2013 compared to $3.9 million for the corresponding period in 2012 due primarily to a decrease in valuation adjustments and expenses relating to OREO.  Valuation adjustments and expenses on OREO decreased $111,000, or 52.6% to $100,000 for the three months ended September 30, 2013.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended September 30, 2013 compared to the same period in 2012.

	Three Months Ended September 30,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,728	$1,680	$48	2.9%
Occupancy expense	334	362	(28)	(7.7%)
Equipment and data processing expense	610	599	11	1.8%
Deposit insurance premiums	170	207	(37)	(17.9%)
Advertising	87	50	37	74.0%
Professional services	87	106	(19)	(17.9%)
Valuation adjustment and expenses on OREO	100	211	(111)	(52.6%)
Amortization of intangible assets	92	106	(14)	(13.2%)
Other	514	585	(71)	(12.1%)
Total noninterest expense	$3,722	$3,906	$(184)	(4.7%)

Income Taxes
Income tax expense for the three months ended September 30, 2013 was $230,000 compared to $78,000 for the same period in 2012.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits
Cash, cash equivalents, and interest-earning deposits totaled $23.6 million at September 30, 2013 and $24.5 million at June 30, 2013.

Investments
The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds.  Investment securities increased to $101.0 million at September 30, 2013 compared to $96.0 million at June 30, 2013.  The increase in the investment portfolio reflects security purchases totaling $10.9 million, partially offset by sales, paydowns and calls of securities totaling approximately $5.3 million.  Investments classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $586,000, or $361,000 net of taxes, at September 30, 2013.

Loans
Net loans decreased $7.3 million, or 2.3%, to $314.0 million at September 30, 2013, compared to $321.3 million at June 30, 2013.  Although loan demand has increased during the quarter ended September 30, 2013, loan payoffs have exceeded the origination of new loans.

Loans receivable, net, are summarized as follows:

	At		At
	September 30,		June 30,
	2013		2013
		Percent		Percent	$	%
	Amount	of Portfolio	Amount	of Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$81,107	25.4%	$87,233	26.7%	$(6,126)	(7.0%)
Home equity line of credit	17,280	5.4%	16,259	5.0%	1,021	6.3%
Commercial	118,704	37.2%	120,205	36.7%	(1,501)	(1.2%)
Multi-family	9,255	2.9%	13,509	4.1%	(4,254)	(31.5%)
Construction	7,058	2.2%	6,692	2.0%	366	5.5%
Land	23,285	7.3%	22,296	6.8%	989	4.4%

Total real estate loans	256,689	80.4%	266,194	81.3%	(9,505)	(3.6%)

Commercial business loans	59,181	18.5%	57,288	17.5%	1,893	3.3%

Consumer loans:
Automobile loans	517	0.2%	510	0.2%	7	1.4%
Mobile home loans	—	0.0%	—	0.0%	—	—
Loans secured by deposits	343	0.1%	340	0.1%	3	0.9%
Other consumer loans	2,613	0.8%	2,971	0.9%	(358)	(12.0%)

Total consumer loans	3,473	1.1%	3,821	1.2%	(348)	(9.1%)

Total gross loans	319,343	100.0%	327,303	100.0%	(7,960)	(2.4%)

Less:
Deferred loan fees, net	(355)		(344)		(11)	3.2%
Allowance for losses	(4,993)		(5,660)		667	(11.8%)
Loans receivable, net	$313,995		$321,299		$(7,304)	(2.3%)

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

The allowance for loan losses was $5.0 million at September 30, 2013 compared to $5.7 million at June 30, 2013.  Our allowance for loan losses represented 1.56% of total loans and 59.43% of nonperforming loans at September 30, 2013 compared to 1.73% of total loans and 44.23% of nonperforming loans at June 30, 2013.

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)

Balance at beginning of period	$5,660	$5,852
Provision for loan losses	—	300
Recoveries	97	392
Charge-offs	(764)	(783)
Net charge-offs	(667)	(391)
Allowance at end of period	$4,993	$5,761

Net charge-offs to average outstanding loans during the period, annualized	0.82%	0.48%

Nonperforming Assets
We consider repossessed assets and nonaccrual loans to be nonperforming assets.  Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent.  Nonperforming assets totaled $15.2 million, or 3.05% of total assets, at September 30, 2013, compared to $19.2 million, or 3.81% of total assets, at June 30, 2013.  Nonaccrual loans totaled $8.4 million at September 30, 2013 compared to $12.8 million at June 30, 2013.  TDRs were $4.6 million at September 30, 2013 compared to $9.1 million at June 30, 2013.  In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider.  These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount.  The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances.   The amount of accruing TDRs totaled $2.0 million at September 30, 2013 compared to $1.6 million at June 30, 2013.  Foreclosed real estate amounted to $5.9 million at September 30, 2013 compared to $5.4 million at June 30, 2013.  Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs.  Any initial writedown to fair value is charged to the allowance for loan losses.  Any subsequent writedown of foreclosed real estate is charged against earnings.  Foreclosed real estate at September 30, 2013 consisted of vacant land totaling $3.3 million, residential property totaling $1.7 million, and commercial real estate totaling $888,000.

	September 30,	June 30,
	2013	2013
	(Dollars in thousands
Nonaccrual loans:
Real estate	$4,259	$4,597
Commercial business	1,603	211
Consumer	11	439
Total nonaccrual loans	5,873	5,247

Nonaccrual restructured loans:
Real estate	2,319	7,312
Commercial business	210	237
Consumer	—	—
Total nonaccrual restructured loans	2,529	7,549
Total nonperforming loans	8,402	12,796

Nonaccrual investments	930	942
Real estate owned	5,882	5,433
Other nonperforming assets	—	—

Total nonperforming assets	$15,214	$19,171

Accruing restructured loans	$2,028	$1,553

Accruing restructured loans and nonperforming loans	$10,430	$14,349

Total nonperforming loans to total loans	2.63%	3.91%
Total nonperforming loans to total assets	1.69%	2.54%
Total nonperforming assets to total assets	3.05%	3.81%

The following table summarizes activity in OREO during the three months ended September 30, 2013:

OREO balance at beginning of period	$5,433
OREO acquired	810
OREO sold	(320)
Initial valuation adjustments	(41)
Subsequent valuation adjustments	—
OREO ending balance	$5,882

Bank Owned Life Insurance
We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans.  BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract.  The cash surrender value of the BOLI at September 30, 2013 was $7.2 million.

Deposits
Total deposits decreased $3.7 million to $396.0 million at September 30, 2013 compared to $399.6 million at June 30, 2013 primarily due to planned runoff of certificates of deposit through lower interest rates.  Certificates of deposit decreased $3.3 million, or 2.2%, to $144.8 million while transaction accounts decreased $379,000 to $251.2 million at September 30, 2013.  Certificates of deposit comprised 36.6% of total deposits at September 30, 2013 compared to 37.1% of total deposits at June 30, 2013.

	September 30,	June 30,
	2013	2013	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$56,350	$54,765	$1,585	2.9%
NOW accounts	51,417	54,164	(2,747)	(5.1%)
Savings accounts	92,731	91,280	1,451	1.6%
Money market accounts	50,656	51,324	(668)	(1.3%)
Certificates of deposit	144,818	148,109	(3,291)	(2.2%)
Total	$395,972	$399,642	$(3,670)	(0.9%)

Advances
FHLB advances totaled $37.4 million at September 30, 2013 compared to $37.6 million at June 30, 2013. Additional FHLB advances may be utilized in the future to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity
Stockholders’ equity was $53.3 million at September 30, 2013 compared to $53.0 million at June 30, 2013. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity.  At September 30, 2013, the adjustment to stockholders’ equity was a net unrealized loss of $361,000 compared to an unrealized loss of $111,000 at June 30, 2013.  Stock repurchases for the three months ended September 30, 2013 totaled 3,352 shares at an average cost of $5.71 per share.  On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased.  At September 30, 2013, 403,553 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral.  The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2013, cash and cash equivalents totaled $23.6 million compared to $24.5 million at June 30, 2013.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $101.0 million at September 30, 2013 compared to $96.0 million at June 30, 2013.   At September 30, 2013, approximately $16.4 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements.   Municipal deposits totaled $4.2 million at September 30, 2013.  The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks.  FHLB advances totaled $37.4 million at September 30, 2013 compared to $37.6 million at June 30, 2013.   At September 30, 2013, borrowing capacity with the FHLB totaled $44.0 million based on pledged collateral, of which $6.6 million was unused.  Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity.  The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements.   At September 30, 2013, the Company had approximately $17.9 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window.  In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments.  At September 30, 2013, we had approximately $18.6 million in loan commitments, consisting of commitments to fund real estate loans.  In addition to commitments to originate loans, we had $310,000 in unused letters of credit and approximately $29.5 million in unused lines of credit. At September 30, 2013, we had approximately $75.7 million in certificates of deposit due within one year, $25.9 million in certificates of deposit without specific maturities and $251.2 million in other deposits without specific maturities.  We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive and to increase core deposits.  Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $3.7 million during the three-month period ended September 30, 2013.

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

For the three months ended September 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of September 30, 2013, Jefferson Federal met each of its capital requirements.  The Company and Bank’s actual capital amounts and ratios as of September 30, 2013 and June 30, 2013 are presented in the table below:

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

At September 30, 2013

Total Risk-Based Capital (To Risk Weighted Assets)
Consolidated	$53,470	15.57%	$27,479	>	8.0%		NA
Jefferson Federal Bank	49,673	14.47%	27,468	>	8.0%	34,335	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	49,168	14.31%	13,740	>	4.0%		NA
Jefferson Federal Bank	45,502	13.25%	13,734	>	4.0%	20,601	>	6.0%

Tier 1 Capital (To Average Assets)
Consolidated	49,168	10.10%	19,477	>	4.0%		NA
Jefferson Federal Bank	45,502	9.35%	19,469	>	4.0%	24,336	>	5.0%

At June 30, 2013

Total Risk-Based Capital (To Risk Weighted Assets)
Consolidated	$53,507	15.25%	$28,078	>	8.0%		NA
Jefferson Federal Bank	49,773	14.18%	28,075	>	8.0%	35,093	>	10.0%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	49,104	13.99%	14,039	>	4.0%		NA
Jefferson Federal Bank	45,361	12.93%	14,037	>	4.0%	21,056	>	6.0%

Tier 1 Capital (To Average Assets)
Consolidated	49,104	9.97%	19,697	>	4.0%		NA
Jefferson Federal Bank	45,361	9.21%	19,695	>	4.0%	24,619	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At September 30, 2013, Jefferson Federal’s leverage capital ratio was 9.35%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At September 30, 2013, Jefferson Federal had a ratio of total capital to risk-weighted assets of 14.47%. At September 30, 2013, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2013.

Item 4.   Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”)  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and  (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

				( d )
				Maximum Number
			( c )	(or Approximate
			Total Number of	Dollar Value)
	(a)	(b)	Shares (or Units)	of Shares (or
	Total Number	Average	Purchased as	Units) That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
	(or units)	per Share	Announced Plans	Under the Plans
Period	Purchased	(or Unit)	or Progams	or Programs

Month #1
July 1, 2013 through July 31, 2013	—	—	—	406,905	(1)

Month #2
August 1, 2013 through August 31, 2013	1,684	5.93	1,684	405,221	(1)

Month #3
September 1, 2013 through September 30, 2013	1,668	5.48	1,668	403,553	(1)

Total	3,352	5.71	3,352	403,553

(1)   On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company's common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

               Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer
32.0	Section 1350 certification
101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*      Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.
November 14, 2013	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

November 14, 2013	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary