Form 10-Q
period 2013-12-31
JEFFERSON BANCSHARES INC
filed 2014-02-14
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

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

At February 14, 2014, the registrant had 6,595,301 shares of common stock, $0.01 par value per share, outstanding.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	June 30,
	2013	2013
Assets		(Unaudited)

Cash and cash equivalents	$8,555	$8,837
Interest-earning deposits	8,146	15,677
Investment securities classified as available for sale, net	93,472	96,024
Federal Home Loan Bank stock	4,735	4,735
Bank owned life insurance	7,222	7,100
Loans receivable, net of allowance for loan losses of $3,973 and $5,660	330,207	321,299
Loans held-for-sale	424	97
Premises and equipment, net	25,268	25,636
Foreclosed real estate, net	5,417	5,433
Accrued interest receivable:
Investments	298	349
Loans receivable	1,059	1,060
Deferred tax asset	10,810	10,911
Core deposit intangible	976	1,151
Other assets	1,223	4,719

Total Assets	$497,812	$503,028

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$52,753	$54,765
Interest-bearing	335,267	344,877
Repurchase agreements	837	551
Federal Home Loan Bank advances	46,909	37,626
Subordinated debentures	7,414	7,358
Other liabilities	1,088	4,826
Accrued income taxes
Total liabilities	444,268	450,003

Commitments and contingent liabilities	—	—
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,595,301 shares outstanding at December 31, 2013 and 6,601,091 shares outstanding at June 30, 2013	92	92
Additional paid-in capital	78,217	78,302
Unearned ESOP shares	(2,160)	(2,376)
Unearned compensation	(1,046)	(1,046)
Accumulated other comprehensive income	(630)	(111)
Retained earnings	10,603	9,661
Treasury stock, at cost (2,587,070 and 2,581,280 shares)	(31,532)	(31,497)
Total stockholders' equity	53,544	53,025

Total liabilities and stockholders' equity	$497,812	$503,028

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Interest income:
Interest on loans receivable	$4,197	$4,435	$8,270	$8,920
Interest on investment securities	486	419	954	829
Other interest	54	77	114	151
Total interest income	4,737	4,931	9,338	9,900

Interest expense:
Deposits	321	388	657	832
Repurchase agreements	1	2	1	3
Advances from FHLB	265	318	494	637
Subordinated debentures	78	81	158	163
Total interest expense	665	789	1,310	1,635

Net interest income	4,072	4,142	8,028	8,265
Provision for loan losses	—	300	—	600
Net interest income after provision for loan losses	4,072	3,842	8,028	7,665

Noninterest income:
Mortgage origination fee income	32	131	80	277
Service charges and fees	239	276	495	529
Gain on investments	1	8	1	12
Gain (loss) on sale of fixed assets	—	—	—	1
Gain (loss) on sale of foreclosed real estate, net	(40)	(53)	(64)	(209)
BOLI increase in cash value	61	60	122	120
Other	190	159	343	307
Total noninterest income	483	581	977	1,037

Noninterest expense:
Compensation and benefits	1,799	1,767	3,527	3,447
Occupancy expense	326	341	660	703
Equipment and data processing expense	647	617	1,257	1,216
Deposit insurance premiums	168	210	338	417
Advertising	68	39	155	89
Legal and professional services	123	139	210	245
Valuation adjustment and expenses on OREO	133	232	233	479
Amortization of intangible assets	82	96	174	202
Other	572	520	1,086	1,069
Total noninterest expense	3,918	3,961	7,640	7,867

Earnings before income taxes	637	462	1,365	835

Income taxes:
Current	—	15	—	23
Deferred	193	99	423	169
Total income taxes	193	114	423	192

Net earnings	$444	$348	$942	$643

Net earnings per share, basic	$0.07	$0.05	$0.15	$0.10
Net earnings per share, diluted	$0.07	$0.05	$0.15	$0.10

See accompanying notes to financial statements.

4

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net earnings (loss)	$444	$348	$942	$643

Other comprehensive income:
Unrealized holding gain (loss)	(435)	(162)	(841)	201
Income tax benefit (expense)	167	62	322	(77)

Comprehensive income (loss)	$176	$248	$423	$767

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended December 31, 2013 and 2012
(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders'
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2013	$92	$78,302	($2,376)	($1,046)	($111)	$9,661	($31,497)	$53,025

Net earnings	—	—	—	—	—	942	—	942
Other comprehensive income	—	—	—	—	(519)	—	—	(519)
Shares committed to be released by the ESOP	—	(87)	216	—	—	—	—	129
Stock options expensed	—	2	—	—	—	—	—	2
Purchase of common stock (5,790 shares)	—	—	—	—	—	—	(35)	(35)
Balance at December 31, 2013	$92	$78,217	($2,160)	($1,046)	($630)	$10,603	($31,532)	$53,544

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders'
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2012	$92	$78,571	($2,809)	($1,046)	$1,095	$8,067	($31,341)	$52,629

Net earnings	—	—	—	—	—	643	—	643
Other comprehensive income	—	—	—	—	124	—	—	124
Shares committed to be released by the ESOP	—	(163)	217	—	—	—	—	54
Stock options expensed	—	2	—	—	—	—	—	2
Purchase of common stock (2,236 shares)	—	—	—	—	—	—	(6)	(6)
Balance at December 31, 2012	$92	$78,410	($2,592)	($1,046)	$1,219	$8,710	($31,347)	$53,446

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$942	$643
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	129	53
Depreciation and amortization expense	930	908
Amortization of premiums (discounts), net on investment securities	363	301
Provision for loan losses	—	600
Amortization of deferred loan fees, net	(61)	(92)
(Gain) loss on sale of investment securities	(1)	(12)
(Gain) loss on sale of foreclosed real estate, net	64	209
(Gain) loss on sale of fixed assets, net	—	(1)
Deferred tax expense (benefit)	423	168
Stock options expensed	2	2
Originations of mortgage loans held for sale	(3,299)	(12,371)
Proceeds from sale of mortgage loans	2,972	11,432
Increase in cash value of life insurance	(122)	(120)
Decrease (increase) in:
Accrued interest receivable	52	169
Other assets	3,496	790
Increase (decrease) in other liabilities and accrued income taxes	(3,738)	702
Net cash provided by (used for) operating activities	2,152	3,381

Cash flows used for investing activities:
Loan originations, net of principal collections	(10,146)	3,441
Investment securities classifed as available-for-sale:
Proceeds from maturities, calls and prepayments	12,248	16,352
Proceeds from sale	—	80
Purchase of securities	(10,900)	(29,133)
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(157)	(214)
Proceeds from sale of (additions to) foreclosed real estate, net	857	1,058
Net cash provided by (used for) investing activities	(8,098)	(8,416)

Cash flows from financing activities:
Net decrease in deposits	(11,622)	(4,659)
Net increase (decrease) in repurchase agreements	286	445
Repayment of FHLB advances	4	(173)
Proceeds from FHLB advances	9,500	—
Purchase of treasury stock	(35)	(6)
Net cash provided by (used for) financing activities	(1,867)	(4,393)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(7,813)	(9,428)
Cash, cash equivalents and interest-earning deposits at beginning of period	24,514	56,693

Cash, cash equivalents and interest-earning deposits at end of period	$16,701	$47,265

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$649	$841
Interest on borrowed funds	$331	$523
Interest on subordinated debentures	$102	$107
Income taxes	—	—
Real estate acquired in settlement of loans	$1,171	$3,308

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the Securities and Exchange Commission on September 30, 2013. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the three and six months ended December 31, 2013, stock options to purchase 360,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares		Weighted-Average Shares
	Outstanding for the		Outstanding for the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Weighted average number of common shares used in computing basic earnings per common share	6,269,831	6,260,122	6,271,395	6,260,677
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,269,831	6,260,122	6,271,395	6,260,677

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

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02 in determining if a borrower is experiencing financial difficulties and if a concession has been granted. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. A TDR may be non-accruing or it may accrue interest. A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months. The Bank’s TDRs totaled $3.9 million at December 31, 2013 compared to $9.1 million at June 30, 2013.

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of December 31, 2013:

	December 31, 2013
	Accrual	Non-accrual	Total
	Status	Status	TDRs

Residential mortgage	$954	$—	$954
Multi-family	617	—	617
Construction and
land development	264	—	264
Non-residential real estate	186	1,167	1,353
Owner occupied	257	298	555
Commercial	—	182	182
HELOC and junior Lien	—	—	—
Total	$2,278	$1,647	$3,925

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

The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2013:

	Resid. Mtg	Multi-family	Constr and land dev.	Non-residential real estate	Owner occupied	Comm'l	HELOC and junior lien	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2013	$665	$475	$491	$981	$347	$2,481	$168	$52	$5,660
Charge Offs	(39)	(398)	(248)	(600)	—	(540)	(4)	(58)	(1,887)
Recoveries	—	—	49	—	66	77	—	8	200
Provision	286	(27)	570	459	(21)	(1,321)	1	53	—
Balance at December 31, 2013	$912	$50	$862	$840	$392	$697	$165	$55	$3,973

Ending balance,
Individually Evaluated	$—	$—	$—	$—	$—	$105	$—	$—	$105
Ending balance,
Collectively Evaluated	$912	$50	$862	$840	$392	$592	$165	$55	$3,868

Loans:
Balance at December 31, 2013	$81,165	$9,453	$35,361	$54,597	$72,706	$59,892	$18,363	$3,048	$334,585

Ending balance,
Individually Evaluated	$—	$—	$122	$1,167	$—	$548	$—	$—	$1,837
Ending balance,
Collectively Evaluated	$81,165	$9,453	$35,239	$53,430	$72,706	$59,344	$18,363	$3,048	$332,748

The following table is an aging analysis of the loan portfolio at December 31, 2013:

	30-59 days past due	60-89 days past due	90 or more days past due and still accruing	Nonaccrual	Total past due and nonaccrual	Total Current	Total loans receivable

Residential Mortgage	$1,536	$51	$—	$2,001	$3,588	$77,577	$81,165
Multi-family	—	—	—	—	—	9,453	9,453
Construction/land development	148	—	—	625	773	34,588	35,361
Non-residential real estate	—	—	—	1,675	1,675	52,922	54,597
Owner occupied	324	—	—	758	1,082	71,624	72,706
Commercial	19	25	—	1,604	1,648	58,244	59,892
HELOC and Junior Lien	—	—	—	25	25	18,338	18,363
Consumer	9	—	—	—	9	3,039	3,048

Total	$2,036	$76	$—	$6,688	$8,800	$325,785	$334,585

The following table summarizes the credit risk profile by internally assigned grade at December 31, 2013:

	Residential Mortgage	Multi-family	Constr and land dev.	Non-residential real estate	Owner occupied	Comm'l	HELOC and Junior Lien	Consumer	Total

Grade:
Pass	$75,129	$8,745	$32,531	$45,166	$69,996	$57,536	$18,056	$3,047	$310,206
Watch	3,411	617	1,169	6,362	1,749	613	259	1	14,181
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2,625	91	1,661	3,069	961	1,743	48	—	10,198
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$81,165	$9,453	$35,361	$54,597	$72,706	$59,892	$18,363	$3,048	$334,585

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at December 31, 2013:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential mortgage	$—	$—	$—	$—
Multi-family	—	—	—	—
Construction and land development	122	122	—	5
Non-residential real estate	1,167	1,167	—	—
Owner occupied	—	—	—	—
Commercial	443	548	105	5
HELOC and junior lien	—	—	—	—
Consumer	—	—	—	—
Total	$1,732	$1,837	$105	$10

With no related allowance:
Residential mortgage	$1,410	$1,410	$—	$33
Multi-family	617	617	—	23
Construction and land development	1,064	1,064	—	6
Non-residential real estate	1,407	1,407	—	22
Owner occupied	810	810	—	1
Commercial	—	—	—	—
HELOC and junior lien	—	—	—	—
Consumer	—	—	—	—
Total	$5,308	$5,308	$—	$85

Total:
Residential mortgage	$1,410	$1,410	$—	$33
Multi-family	617	617	—	23
Construction and land development	1,186	1,186	—	11
Non-residential real estate	2,574	2,574	—	22
Owner occupied	810	810	—	1
Commercial	443	548	105	5
HELOC and junior lien	—	—	—	—
Consumer	—	—	—	—
Total	$7,040	$7,145	$105	$95

Average impaired loans for the
six months ended December 31, 2013	$10,109

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

At December 31, 2013, we had approximately $15.3 million in commitments to extend credit, consisting entirely of commitments to fund real estate loans. In addition to commitments to originate loans, at December 31, 2013, we had $547,000 in unused letters of credit and approximately $28.6 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of December 31, 2013:

	Six Months Ended
	December 31, 2013

		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	360,638	$13.04
Granted during the six-month period	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding at December 31, 2013	360,638	$13.04

Options exercisable at December 31, 2013	344,638	$13.55

The following information applies to options outstanding at December 31, 2013:

Number outstanding	360,638
Range of exercise prices	$1.97 - $13.69
Weighted-average exercise price	$13.04
Weighted-average remaining contractual life	0.55
Number of options remaining for future issuance	338,112

The fair value of stock options granted is amortized as compensation expense on a straight-line basis over the five year vesting period of the grant.  Compensation expense related to stock options was approximately $2,000 for the six months ended December 31, 2013.

(10)	Investment Securities

Investment securities are summarized as follows:

At December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$20,913	$44	$(656)	$20,301
Mortgage-backed	65,020	788	(1,009)	64,799
Municipals	7,953	158	(230)	7,881
Other Securities	607	—	(116)	491
Total securities available-for-sale	$94,493	$990	$(2,011)	$93,472

Weighted-average rate	2.08%

Pledged at Decembe 31, 2013	$27,030

At June 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$21,985	$88	$(420)	$21,653
Mortgage-backed	65,607	1,096	(835)	65,868
Municipals	8,004	172	(171)	8,005
Other Securities	607	—	(109)	498
Total securities available-for-sale	$96,203	$1,356	$(1,535)	$96,024

Weighted-average rate	1.83%

Pledged at June 30, 2013	$11,017

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
December 31, 2013
Federal agency securities	$12,828	$(581)	$923	$(75)	$13,751	$(656)
Mortgage-backed securities	27,825	(892)	3,421	(117)	31,246	(1,009)
Municipal securities	2,311	(179)	1,406	(51)	3,717	(230)
Other securities	—	—	491	(116)	491	(116)
	$42,964	$(1,652)	$6,241	$(359)	$49,205	$(2,011)

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

Federal Agency Securities – The unrealized losses of $656,000 for these thirteen federal agency securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $1.0 million for these forty-two GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Municipal Securities – The unrealized losses of $230,000 for these eight investments in municipal securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by municipal agencies themselves. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Other Securities – The unrealized loss of $116,000 on this collateralized debt obligation (“CDO”) was a result of updated variables and inputs that comprise the model used in the semi-annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REITs, real estate operating companies and homebuilding companies. The CDO is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013.

Maturities of debt securities at December 31, 2013 are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$5,780	$5,803	1.33%
Over 1 year through 5 years	3,347	3,381	1.62%
After 5 years through 10 years	25,046	24,574	1.76%
Over 10 years	60,320	59,714	2.18%
	$94,493	$93,472	2.08%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total Carrying Amount in Statement of Financial Condition	Assets/Liabilities Measured at Fair Value

Securities available for sale	—	$92,568	$904	$93,472	$93,472

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

	December 31, 2013

				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	—	$6,986	—
Other real estate owned	—	—	5,417	—

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	At December 31, 2013		At June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$16,701	$16,701	$24,514	$24,514
Available-for-sale securities	93,472	93,472	96,024	96,024
Federal Home Loan Bank stock	4,735	4,735	4,735	4,735
Bank owned life insurance	7,222	7,222	7,100	7,100
Loans receivable, net	330,207	333,566	321,299	329,268
Accrued interest receivable	1,357	1,357	1,409	1,409
Loans held-for-sale	424	424	97	97

Financial liabilities:
Deposits	(388,020)	(379,323)	(399,642)	(391,442)
Borrowed funds	(47,746)	(48,464)	(38,177)	(39,505)
Subordinated debentures	(7,414)	(5,600)	(7,358)	(4,950)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	15,309	—	15,330
Unused letters of credit	—	547	—	320
Unused lines of credit	—	28,597	—	27,663

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks and interest-earning deposits with banks - The carrying amounts for these assets approximate fair value.

Investment securities – See the discussion beginning on Page 17 concerning assets measured at fair value on a recurring basis.

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

The Company has evaluated subsequent events for potential recognition and disclosure for the three months ended December 31, 2013. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

(14)	Agreement and Plan of Merger

On January 22, 2014, the Company and HomeTrust Bancshares, Inc., a Maryland corporation (“HomeTrust”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will merge with and into HomeTrust (the “Merger”), with HomeTrust as the surviving corporation in the Merger. Immediately after the effective time of the Merger (the “Effective Time”), HomeTrust intends to merge the Bank with and into HomeTrust Bank, a wholly owned subsidiary of HomeTrust (the “Bank Merger”), with HomeTrust Bank as the surviving institution in the Bank Merger.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of the common stock of the Company outstanding immediately prior to the Effective Time will be converted into the right to receive $4.00 in cash plus a fraction of a share of the common stock of HomeTrust equal to the quotient of $4.00 divided by the average of the volume weighted price of HomeTrust common stock on the NASDAQ Stock Market for the ten trading days ending on the fifth trading day immediately preceding the Merger closing date, with the exchange ratio fixed at .2667 if the average HomeTrust price is equal to or less than $15.00 and at .2222 if the average HomeTrust price is equal to or greater than $18.00. All in-the-money Company stock options outstanding immediately prior to the Effective Time will be canceled in exchange for a cash payment as provided in the Merger Agreement.

The completion of the Merger is subject to customary conditions, including approval of the Merger Agreement by the Company’s shareholders and the receipt of required regulatory approvals. The Merger is expected to be completed in the second calendar quarter of 2014. The Merger Agreement provides certain termination rights for both HomeTrust and the Company and further provides that a termination fee of $1,950,000 will be payable by the Company upon termination of the Merger Agreement under certain circumstances.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in the quality or composition of the Company’s loan or investment portfolios, and the Company’s pending merger with HomeTrust Bancshares, Inc. Additional factors that may affect our results are discussed in the reports we file with the SEC, including our Annual Report on Form 10-K for the year ended June 30, 2013 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Jefferson Bancshares assumes no obligation to update any forward-looking statements.

Results of Operations for the Three and Six Months Ended December 31, 2013 and 2012

Net Income

For the three months ended December 31, 2013, net income totaled $444,000, or $0.07 per diluted share, compared to net income of $348,000, or $0.05 per diluted share, for the quarter ended December 31, 2012.

For the six months ended December 31, 2013, net income totaled $942,000, or $0.15 per diluted share, compared to net income of $643,000, or $0.10 per diluted share, for the six months ended December 31, 2012. The improvement in net income is largely the result of a lower provision for loan losses and lower noninterest expense which more than offset a decrease in net interest income and noninterest income during the three and six months ended December 31, 2013.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Net earnings	$444	$348	$942	$643
Net earnings per share, basic	$0.07	$0.05	$0.15	$0.10
Net earnings per share, diluted	$0.07	$0.05	$0.15	$0.10
Return on average assets (annualized)	0.36%	0.28%	0.38%	0.25%
Return on average equity (annualized)	3.29%	2.60%	3.52%	2.41%

Net Interest Income

Net interest income before loan loss provision decreased $70,000, or 1.7%, to $4.1 million for the three months ended December 31, 2013 compared to the same period in 2012. The interest rate spread and net interest margin for the quarter ended December 31, 2013 were 3.59% and 3.67%, respectively, compared to 3.60% and 3.69%, respectively, for the same period in 2012.

The following table summarizes changes in interest income and expense for the three month periods ended December 31, 2013 and 2012:

	Three Months
	Ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$4,197	$4,435	$(238)	(5.4%)
Investment securities	486	419	67	16.0%
Interest-earning deposits	6	20	(14)	(70.0%)
FHLB stock	48	57	(9)	(15.8%)
Total interest income	4,737	4,931	(194)	(3.9%)

Interest expense:
Deposits	321	388	(67)	(17.3%)
Repurchase agreements	1	2	(1)	(50.0%)
Borrowings	265	318	(53)	(16.7%)
Subordinated notes & debentures	78	81	(3)	(3.7%)
Total interest expense	665	789	(124)	(15.7%)

Net interest income	$4,072	$4,142	$(70)	(1.7%)

For the six months ended December 31, 2013, net interest income decreased $237,000, or 2.9%, to $8.0 million compared to $8.3 million for the same period in 2012. The interest rate spread and net interest margin for the six months ended December 31, 2013 were 3.54% and 3.62%, respectively, compared to 3.54% and 3.63%, respectively, for the same period in 2012.

The following table summarizes changes in interest income and expense for the six month periods ended December 31, 2013 and 2012:

	Six Months
	Ended
	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$8,270	$8,920	$(650)	(7.3%)
Investment securities	954	829	125	15.1%
Interest-earning deposits	16	44	(28)	(63.6%)
FHLB stock	98	107	(9)	(8.4%)
Total interest income	9,338	9,900	(562)	(5.7%)

Interest expense:
Deposits	657	832	(175)	(21.0%)
Repurchase agreements	1	3	(2)	(66.7%)
Borrowings	494	637	(143)	(22.4%)
Subordinated notes & debentures	158	163	(5)	(3.1%)
Total interest expense	1,310	1,635	(325)	(19.9%)

Net interest income	$8,028	$8,265	($237)	(2.9%)

The following table summarizes average balances and average yields and costs for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended December,				Six Months Ended December,
	2013		2012		2013		2012
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)

Loans	$325,868	5.11%	$321,716	5.47%	$325,544	5.04%	$324,480	5.45%
Investment securities	98,912	2.01%	90,888	1.90%	98,495	1.98%	87,424	1.95%
Interest-earning deposits	11,748	0.20%	29,812	0.27%	12,977	0.24%	36,548	0.24%
FHLB stock	4,735	4.02%	4,735	4.78%	4,735	4.11%	4,735	4.48%
Deposits	339,149	0.38%	352,098	0.44%	342,237	0.38%	356,794	0.46%
FHLB advances	41,480	2.53%	37,676	3.35%	39,518	2.48%	37,753	3.35%
Repurchase agreements	1,288	0.31%	1,072	0.74%	1,171	0.17%	952	0.63%
Subordinated debentures	7,396	4.18%	7,283	4.41%	7,382	4.25%	7,270	4.45%

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

	Three Months			Six Months
	Ended December 31,			Ended December 31,
	2013 Compared to 2012			2013 Compared to 2012
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$57	($295)	($238)	$29	($679)	($650)
Investment securities	39	28	67	113	12	125
Daily interest-earning deposits and other interest-earning assets	(10)	(13)	(23)	(29)	(8)	(37)
Total interest-earning assets	86	(280)	(194)	113	(675)	(562)

Interest expense:
Deposits	(14)	(53)	(67)	(33)	(142)	(175)
FHLB advances	30	(83)	(53)	29	(172)	(143)
Repurchase agreements	0	(1)	(1)	1	(3)	(2)
Subordinated debentures	1	(4)	(3)	2	(7)	(5)
Total interest-bearing liabilities	18	(142)	(124)	(1)	(324)	(325)
Net change in interest income	$68	($138)	($70)	$114	($351)	($237)

Total interest income decreased $194,000, or 3.9%, to $4.7 million for the three months ended December 31, 2013 and decreased $562,000, or 5.7%, to $9.3 million for the six months ended December 31, 2013 compared to the prior year periods due primarily due to lower market interest rates. The average yield on interest-earning assets was 4.27% and 4.21%, respectively, for the three and six months ended December 31, 2013 compared to 4.39% and 4.35%, respectively, for the same periods in 2012.

Interest on loans decreased $238,000, or 5.4%, to $4.2 million for the three months ended December 31, 2013 and decreased $650,000, or 7.3%, to $8.3 million for the six months ended December 31, 2013 compared to the prior year periods. The average balance of loans increased $4.2 million, or 1.29%, to $325.9 million for the three months ended December 31, 2013 and increased $1.1 million, or 0.33%, to $325.5 million for the six months ended December 31, 2013. The increase in the average balance of loans is due to an increase in loan demand. The average yield on loans was 5.11% and 5.04%, respectively, for both the three and six months ended December 31, 2013, compared to 5.47% and 5.45%, respectively, for the same periods in 2012.

Interest on investment securities increased $67,000, or 16.0%, to $486,000 for the three months ended December 31, 2013 and increased $125,000, or 15.1%, to $954,000 for the six months ended December 31, 2013 compared to the prior year periods. The increase for both periods was the result of an increase in the average yield of investment securities coupled with an increase in the average balance. The average yield on investment securities increased 11 basis points to 2.01% for the three months ended December 31, 2013 and increased 3 basis points to 1.98% for the six months ended December 31, 2013 compared to the same periods in 2012.

Total interest expense decreased $124,000, or 15.7%, to $665,000 for the three month period ended December 31, 2013 and decreased $325,000, or 19.9%, to $1.3 million for the six month period ended December 31, 2013 compared to the prior year periods. The decrease for both periods was primarily due to lower interest rates on interest-bearing liabilities. Interest expense on deposits decreased $67,000, or 17.3%, to $321,000 for the three month period ended December 31, 2013 and decreased $175,000, or 21.0%, to $657,000 for the six months ended December 31 2013 compared to the same periods in 2012. The decrease in interest expense on deposits was primarily due to downward repricing of certificates of deposit coupled with a lower average balance. The average rate paid on deposits decreased 6 basis points to 0.38% for the three months ended December 31, 2013 and decreased 8 basis points to 0.38% for the six months ended December 31, 2013 compared to the prior year period. Interest expense on FHLB advances decreased $53,000, or 16.7%, to $265,000 for the three months ended December 31, 2013 and decreased $143,000, or 22.4%, to $494,000 for the six months ended December 31, 2013 compared to the same periods in 2012. The decrease in interest expense on advances is due to the restructuring of $15.0 million in FHLB advances during the first quarter of fiscal 2014.

Provision for Loan Losses

There was no provision for loan losses for the three and six month periods ended December 31, 2013 compared to $300,000 and $600,000, respectively, for the same periods in 2012. The decrease in the provision for loan losses is the result of improvements in asset quality. Net charge-offs for the three and six month periods ended December 31, 2013 amounted to $1.0 million and $1.7 million, respectively, compared to $359,000 and $750,000 for the comparable periods in 2012. A significant portion of the loan charge-offs during the six months ended December 31, 2013 were against specific reserves and did not require replenishment of the allowance for loan losses. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased $98,000, or 16.9%, to $483,000 for the three months ended December 31, 2013 compared to $581,000 for the same period in 2012. The decrease was primarily the result of a decrease in mortgage origination fee income totaling $99,000. The decrease in mortgage origination fee is due to a decline in refinance originations.

The following table summarizes changes in noninterest income for the three month periods ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$32	$131	($99)	(75.6%)
Service charges and fees	239	276	(37)	(13.4%)
Gain on investment securities	1	8	(7)	(87.5%)
Loss on sale of foreclosed real estate, net	(40)	(53)	13	(24.5%)
BOLI increase in cash value	61	60	1	1.7%
Other	190	159	31	19.5%
Total noninterest income	$483	$581	($98)	(16.9%)

For the six months ended December 31, 2013, noninterest income decreased $60,000, or 5.8%, to $977,000 compared to $1.0 million for the same period in 2012. The decrease was primarily the result of a $197,000 decrease in mortgage origination fee income partially offset by a $145,000 decrease in loss on sale of foreclosed real estate. The decrease in mortgage origination fee income for the six month periods is primarily due to a decline in refinance originations.

The following table summarizes changes in noninterest income for the six month periods ended December 31, 2013 and 2012:

	Six Months Ended December 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$80	$277	($197)	(71.1%)
Service charges and fees	495	529	(34)	(6.4%)
Gain on sale of fixed assets	—	1	(1)	(100.0%)
Gain on investment securities	1	12	(11)	(91.7%)
Loss on sale of foreclosed real estate, net	(64)	(209)	145	(69.4%)
BOLI increase in cash value	122	120	2	1.7%
Other	343	307	36	11.7%
Total noninterest income	$977	$1,037	($60)	(5.8%)

Noninterest Expense

Noninterest expense decreased $43,000, or 1.1%, to $3.9 million for the three months ended December 31, 2013 compared to $4.0 million for the same period in 2012. Valuation adjustments and expenses on OREO decreased $99,000, or 42.7%, to $133,000 for the three months ended December 31, 2013 compared to the same period in 2012.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended December 31, 2013 compared to the same period in 2012.

	Three Months Ended December 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,799	$1,767	$32	1.8%
Occupancy expense	326	341	(15)	(4.4%)
Equipment and data processing expense	647	617	30	4.9%
Deposit insurance premiums	168	210	(42)	(20.0%)
Advertising	68	39	29	74.4%
Professional services	123	139	(16)	(11.5%)
Valuation adjustment and expenses on OREO	133	232	(99)	(42.7%)
Amortization of intangible assets	82	96	(14)	(14.6%)
Other	572	520	52	10.0%
Total noninterest expense	$3,918	$3,961	($43)	(1.1%)

Noninterest expense decreased $227,000, or 2.9%, to $7.6 million for the six months ended December 31, 2013 compared to $7.9 million the same period in 2012. Valuation adjustments and expenses on OREO decreased $246,000, or 51.4%, to $233,000 for the six month period ended December 31, 2013 compared to $479,000 for the same period in 2012.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the six months ended December 31, 2013 compared to the same period in 2012.

	Six Months Ended
	December 31,		$	%
	2013	2012	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$3,527	$3,447	$80	2.3%
Occupancy expense	660	703	(43)	(6.1%)
Equipment and data processing expense	1,257	1,216	41	3.4%
Deposit insurance premiums	338	417	(79)	(18.9%)
Advertising	155	89	66	74.2%
Professional services	210	245	(35)	(14.3%)
Valuation adjustment and expenses on OREO	233	479	(246)	(51.4%)
Amortization of intangible assets	174	202	(28)	(13.9%)
Other	1,086	1,069	17	1.6%
Total noninterest expense	$7,640	$7,867	($227)	(2.9%)

Income Taxes

Income tax expense for the three and six months ended December 31, 2013 increased to $193,000 and $423,000, respectively, compared to income tax expense of $114,000 and $192,000, respectively, for the same periods in 2012. The increase in income tax expense for both periods was due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits totaled $16.7 million at December 31, 2013 and $24.5 million at June 30, 2013.

Investments

The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities decreased to $93.5 million at December 31, 2013 compared to $96.0 million at June 30, 2013. The decrease in the investment portfolio reflects security purchases totaling $10.9 million, partially offset by sales, paydowns and calls of securities totaling approximately $12.2 million. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $1.0 million, or $630,000 net of taxes, at December 31, 2013.

Loans

Net loans increased $8.9 million, or 2.8%, to $330.2 million at December 31, 2013, compared to $321.3 million at June 30, 2013 due to an increase in loan demand.

Loans receivable, net, are summarized as follows:

	At		At
	December 31,		June 30,
	2013		2013
		Percent		Percent	$	%
	Amount	of Portfolio	Amount	of Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$82,416	24.6%	$87,233	26.7%	$(4,817)	(5.5%)
Home equity line of credit	17,664	5.3%	16,259	5.0%	1,405	8.6%
Commercial	128,095	38.3%	120,205	36.7%	7,890	6.6%
Multi-family	9,453	2.8%	13,509	4.1%	(4,056)	(30.0%)
Construction	11,812	3.5%	6,692	2.0%	5,120	76.5%
Land	22,146	6.6%	22,296	6.8%	(150)	(0.7%)

Total real estate loans	271,586	81.2%	266,194	81.3%	5,392	2.0%

Commercial business loans	59,952	17.9%	57,288	17.5%	2,664	4.7%

Consumer loans:
Automobile loans	464	0.1%	510	0.2%	(46)	(9.0%)
Loans secured by deposits	372	0.1%	340	0.1%	32	9.4%
Other consumer loans	2,211	0.7%	2,971	0.9%	(760)	(25.6%)

Total consumer loans	3,047	0.9%	3,821	1.2%	(774)	(20.3%)

Total gross loans	334,585	100.0%	327,303	100.0%	7,282	2.2%

Less:
Deferred loan fees, net	(405)		(344)		(61)	17.7%
Allowance for losses	(3,973)		(5,660)		1,687	(29.8%)
Loans receivable, net	$330,207		$321,299		$8,908	2.8%

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

The allowance for loan losses was $4.0 million at December 31, 2013 compared to $5.7 million at June 30, 2013. Our allowance for loan losses represented 1.19% of total loans and 59.40% of nonperforming loans at December 31, 2013 compared to 1.73% of total loans and 44.23% of nonperforming loans at June 30, 2013.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$4,993	$5,761	$5,660	$5,852
Provision for loan losses	—	300	—	600
Recoveries	102	8	200	400
Charge-offs	(1,122)	(367)	(1,887)	(1,150)
Net charge-offs	(1,020)	(359)	(1,687)	(750)
Allowance at end of period	$3,973	$5,702	$3,973	$5,702

Net charge-offs to average outstanding
loans during the period, annualized	1.25%	0.45%	1.04%	0.46%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets totaled $13.0 million, or 2.61% of total assets, at December 31, 2013, compared to $19.2 million, or 3.81% of total assets, at June 30, 2013. Nonaccrual loans totaled $6.7 million at December 31, 2013 compared to $12.8 million at June 30, 2013. TDRs were $3.9 million at December 31, 2013 compared to $9.1 million at June 30, 2013. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The amount of accruing TDRs totaled $2.3 million at December 31, 2013 compared to $1.6 million at June 30, 2013. Foreclosed real estate remained relatively unchanged at $5.4 million at December 31, 2013 compared to June 30, 2013. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at December 31, 2013 consisted of vacant land totaling $3.5 million, residential property totaling $1.1 million, and commercial real estate totaling $792,000.

	At	At
	December 31,	June 30,
	2013	2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate	$3,619	$4,597
Commercial business	1,422	211
Consumer	—	439
Total nonaccrual loans	5,041	5,247

Nonaccrual restructured loans:
Real estate	1,465	7,312
Commercial business	182	237
Consumer	—	—
Total nonaccrual restructured loans	1,647	7,549
Total nonperforming loans	6,688	12,796

Nonaccrual investments	904	942
Real estate owned	5,417	5,433
Other nonperforming assets	—	—

Total nonperforming assets	$13,009	$19,171

Accruing restructured loans	$2,278	$1,553

Accruing restructured loans and nonperforming loans	$8,966	$14,349

Total nonperforming loans to total loans	2.00%	3.91%
Total nonperforming loans to total assets	1.34%	2.54%
Total nonperforming assets to total assets	2.61%	3.81%

The following table summarizes activity in OREO during the three months ended December 31, 2013:

OREO balance at beginning of period	$5,433
OREO acquired	1,171
OREO sold	(953)
Initial valuation adjustments	(210)
Subsequent valuation adjustments	(24)
OREO ending balance	$5,417

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at December 31, 2013 was $7.2 million.

Deposits

Total deposits decreased $11.6 million to $388.0 million at December 31, 2013 compared to $399.6 million at June 30, 2013 primarily due to planned runoff of certificates of deposit through lower interest rates and fluctuations in existing customer balances. Certificates of deposit decreased $6.9 million, or 4.7%, to $141.2 million while transaction accounts decreased $4.7 million, or 1.9%, to $246.8 million at December 31, 2013. Certificates of deposit comprised 36.4% of total deposits at December 31, 2013 compared to 37.1% of total deposits at June 30, 2013.

	At	At
	December 31,	June 30,
	2013	2013	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$52,753	$54,765	($2,012)	(3.7%)
NOW accounts	56,279	54,164	2,115	3.9%
Savings accounts	89,267	91,280	(2,013)	(2.2%)
Money market accounts	48,541	51,324	(2,783)	(5.4%)
Certificates of deposit	141,180	148,109	(6,929)	(4.7%)
Total	$388,020	$399,642	($11,622)	(2.9%)

Advances

FHLB advances totaled $46.9 million at December 31, 2013 compared to $37.6 million at June 30, 2013. Additional FHLB advances have been utilized during the second quarter of fiscal 2014 to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity

Stockholders’ equity was $53.5 million at December 31, 2013 compared to $53.0 million at June 30, 2013. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At December 31, 2013, the adjustment to stockholders’ equity was a net unrealized loss of $630,000 compared to an unrealized loss of $111,000 at June 30, 2013. Stock repurchases for the three months ended December 31, 2013 totaled 2,438 shares at an average cost of $6.40 per share. On November 13, 2008, the Company announced its third stock repurchase program pursuant to which up to 620,770 shares of the Company’s outstanding common stock may be repurchased. At December 31, 2013, 401,115 shares remained eligible for repurchase under the current stock repurchase program.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $16.7 million compared to $24.5 million at June 30, 2013. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $93.5 million at December 31, 2013 compared to $96.0 million at June 30, 2013. At December 31, 2013, approximately $27.0 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. Municipal deposits totaled $7.5 million at December 31, 2013. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. FHLB advances totaled $46.9 million at December 31, 2013 compared to $37.6 million at June 30, 2013. At December 31, 2013, borrowing capacity with the FHLB totaled $51.6 million based on pledged collateral, of which $4.8 million was unused. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At December 31, 2013, the Company had approximately $19.0 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2013, we had approximately $15.3 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $547,000 in unused letters of credit and approximately $28.6 million in unused lines of credit. At December 31, 2013, we had approximately $75.5 million in certificates of deposit due within one year, $25.2 million in certificates of deposit without specific maturities and $246.8 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $11.6 million during the six-month period ended December 31, 2013.

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

For the three months ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of December 31, 2013, Jefferson Federal met each of its capital requirements. The Company and Bank’s actual capital amounts and ratios as of December 31, 2013 and June 30, 2013 are presented in the table below:

	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in thousands)

At December 31, 2013

Total Risk-Based Capital
(To Risk Weighted Assets)
Consolidated	$54,355	15.39%	$28,250	>	8.0%	NA
Jefferson Federal Bank	50,930	14.45%	28,201	>	8.0%	35,251	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	50,382	14.27%	14,125	>	4.0%	NA
Jefferson Federal Bank	46,957	13.32%	14,100	>	4.0%	21,150	>	6.0%

Tier 1 Capital
(To Average Assets)
Consolidated	50,382	10.35%	19,462	>	4.0%	NA
Jefferson Federal Bank	46,957	9.65%	19,460	>	4.0%	24,325	>	5.0%

At June 30, 2013

Total Risk-Based Capital
(To Risk Weighted Assets)
Consolidated	$53,507	15.25%	$28,078	>	8.0%	NA
Jefferson Federal Bank	49,773	14.18%	28,075	>	8.0%	35,093	>	10.0%

Tier 1 Capital
(To Risk Weighted Assets)
Consolidated	49,104	13.99%	14,039	>	4.0%	NA
Jefferson Federal Bank	45,361	12.93%	14,037	>	4.0%	21,056	>	6.0%

Tier 1 Capital
(To Average Assets)
Consolidated	49,104	9.97%	19,697	>	4.0%	NA
Jefferson Federal Bank	45,361	9.21%	19,695	>	4.0%	24,619	>	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At December 31, 2013, Jefferson Federal’s leverage capital ratio was 9.65%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At December 31, 2013, Jefferson Federal had a ratio of total capital to risk-weighted assets of 14.45%. At December 31, 2013, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	( d ) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
October 1, 2013	—	—	—	403,553(1)
through
October 31, 2013

Month #2
November 1, 2013	2,438	6.40	2,438	401,115(1)
through
November 30, 2013

Month #3
December 1, 2013	—	—	—	401,115(1)
through
December 31, 2013

Total	2,438	6.40	2,438	401,115(1)

(1) On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company's common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3. Defaults Upon Senior Securities

              None.

Item 4. Mine Safety Disclosures

              Not applicable.

Item 5. Other Information

               None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of January 22, 2014, by and between HomeTrust Bancshares, Inc. and Jefferson Bancshares, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer
32.0	Section 1350 certification
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

February 14, 2014	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

February 14, 2014	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary

