Form 10-Q
period 2014-03-31
JEFFERSON BANCSHARES INC
filed 2014-05-15
CIK 1222915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 15, 2014, the registrant had 6,595,301 shares of common stock, $0.01 par value per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	June 30,
	2014	2013
Assets	(Unaudited)

Cash and cash equivalents	$12,526	$8,837
Interest-earning deposits	8,362	15,677
Investment securities classified as available for sale, net	88,008	96,024
Federal Home Loan Bank stock	4,635	4,735
Bank owned life insurance	7,281	7,100
Loans receivable, net of allowance for loan losses of $3,919 and $5,660	342,303	321,299
Loans held-for-sale	165	97
Premises and equipment, net	25,025	25,636
Foreclosed real estate, net	4,928	5,433
Accrued interest receivable:
Investments	305	349
Loans receivable	1,016	1,060
Deferred tax asset	10,342	10,911
Core deposit intangible	898	1,151
Other assets	1,012	4,719

Total Assets	$506,806	$503,028

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$55,396	$54,765
Interest-bearing	328,578	344,877
Repurchase agreements	593	551
Federal Home Loan Bank advances	59,899	37,626
Subordinated debentures	7,442	7,358
Other liabilities	500	4,826
Accrued income taxes
Total liabilities	452,408	450,003

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 30,000,000 shares authorized; 9,182,372 shares issued and 6,595,301 shares outstanding at March 31, 2014 and 6,601,091 shares outstanding at June 30, 2013	92	92
Additional paid-in capital	78,218	78,302
Unearned ESOP shares	(2,160)	(2,376)
Unearned compensation	(1,046)	(1,046)
Accumulated other comprehensive income	(217)	(111)
Retained earnings	11,043	9,661
Treasury stock, at cost (2,587,070 and 2,581,280 shares)	(31,532)	(31,497)
Total stockholders’ equity	54,398	53,025

Total liabilities and stockholders’ equity	$506,806	$503,028

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Earnings (Unaudited)
(Dollars in Thousands, Except Net Earnings Per Share)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Interest income:
Interest on loans receivable	$4,094	$4,277	$12,364	$13,197
Interest on investment securities	475	437	1,429	1,266
Other interest	52	67	166	218
Total interest income	4,621	4,781	13,959	14,681

Interest expense:
Deposits	302	358	959	1,190
Repurchase agreements	—	1	1	4
Advances from FHLB	226	313	720	950
Subordinated debentures	77	79	235	242
Total interest expense	605	751	1,915	2,386

Net interest income	4,016	4,030	12,044	12,295
Provision for loan losses	—	200	—	800
Net interest income after provision for loan losses	4,016	3,830	12,044	11,495

Noninterest income:
Mortgage origination fee income	31	97	111	374
Service charges and fees	237	251	732	780
Gain on investments	—	—	1	12
Gain (loss) on sale of fixed assets	—	—	—	1
BOLI increase in cash value	60	61	182	181
Other	165	145	508	452
Total noninterest income	493	554	1,534	1,800

Noninterest expense:
Compensation and benefits	1,638	1,712	5,165	5,159
Occupancy expense	345	322	1,005	1,025
Equipment and data processing expense	615	589	1,872	1,805
Deposit insurance premiums	166	278	504	695
Advertising	10	82	165	171
Legal and professional services	189	123	399	368
Valuation adjustment and expenses on OREO	96	128	329	607
Gain (loss) on sale of foreclosed real estate, net	17	(28)	81	181
Amortization of intangible assets	78	92	252	294
Other	687	547	1,773	1,616
Total noninterest expense	3,841	3,845	11,545	11,921

Earnings before income taxes	668	539	2,033	1,374

Income taxes:
Current	17	4	17	27
Deferred	211	149	634	318
Total income taxes	228	153	651	345

Net earnings	$440	$386	$1,382	$1,029

Net earnings per share, basic	$0.07	$0.06	$0.22	$0.16
Net earnings per share, diluted	$0.07	$0.06	$0.22	$0.16

See accompanying notes to financial statements.

2

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net earnings	$440	$386	$1,382	$1,029

Other comprehensive income:
Unrealized holding gain (loss)	670	(272)	(171)	(71)
Income tax benefit (expense)	(257)	104	65	27

Comprehensive income (loss)	$853	$218	$1,276	$985

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2014 and 2013

(Dollars in Thousands)

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2013	$92	$78,302	$(2,376)	$(1,046)	$(111)	$9,661	$(31,497)	$53,025

Net earnings	—	—	—	—	—	1,382	—	1,382
Other comprehensive income	—	—	—	—	(106)	—	—	(106)
Shares committed to be released by the ESOP	—	(87)	216	—	—	—	—	129
Stock options expensed	—	3	—	—	—	—	—	3
Purchase of common stock (5,790 shares)	—	—	—	—	—	—	(35)	(35)
Balance at March 31, 2014	$92	$78,218	$(2,160)	$(1,046)	$(217)	$11,043	$(31,532)	$54,398

			Unallocated		Accumulated
		Additional	Common		Other			Total
	Common	Paid-in	Stock in	Unearned	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	ESOP	Compensation	Income	Earnings	Stock	Equity
Balance at June 30, 2012	$92	$78,571	$(2,809)	($1,046)	$1,095	$8,067	$(31,341)	$52,629

Net earnings	—	—	—	—	—	1,028	—	1,028
Other comprehensive income	—	—	—	—	(44)	—	—	(44)
Shares committed to be released by the ESOP	—	(226)	325	—	—	—	—	99
Stock options expensed	—	4	—	—	—	—	—	4
Purchase of common stock (27,403 shares)	—	—	—	—	—	—	(137)	(137)
Balance at March 31, 2013	$92	$78,349	$(2,484)	$(1,046)	$1,051	$9,095	$(31,478)	$53,579

See accompanying notes to financial statements.

Jefferson Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	March 31, 2014
	2014	2013
Cash flows from operating activities:
Net earnings	$1,382	$1,029
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Allocated ESOP shares	129	98
Depreciation and amortization expense	1,365	1,352
Amortization of premiums (discounts), net on investment securities	466	474
Provision for loan losses	—	800
Amortization of deferred loan fees, net	(87)	(132)
(Gain) loss on sale of investment securities	(1)	(12)
(Gain) loss on sale of foreclosed real estate, net	81	181
(Gain) loss on sale of fixed assets, net	—	(1)
Deferred tax expense (benefit)	634	318
Stock options expensed	4	4
Originations of mortgage loans held for sale	(4,242)	(15,004)
Proceeds from sale of mortgage loans	4,174	14,910
Increase in cash value of life insurance	(182)	(181)
Decrease (increase) in:
Accrued interest receivable	88	140
Other assets	3,707	182
Increase (decrease) in other liabilities and accrued income taxes	(4,326)	580
Net cash provided by (used for) operating activities	3,192	4,738

Cash flows used for investing activities:
Loan originations, net of principal collections	(22,258)	7,934
Investment securities classifed as available-for-sale:
Proceeds from maturities, calls and prepayments	18,279	23,373
Proceeds from sale	—	80
Purchase of securities	(10,900)	(39,889)
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(163)	(281)
Proceeds from sale of (additions to) foreclosed real estate, net	1,382	1,440
Net cash provided by (used for) investing activities	(13,660)	(7,343)

Cash flows from financing activities:
Net decrease in deposits	(15,668)	(18,517)
Net increase (decrease) in repurchase agreements	42	209
Repayment of FHLB advances	56,000	(178)
Proceeds from FHLB advances	(33,497)	—
Purchase of treasury stock	(35)	(137)
Net cash provided by (used for) financing activities	6,842	(18,623)

Net increase (decrease) in cash, cash equivalents and interest-earning deposits	(3,626)	(21,228)
Cash, cash equivalents and interest-earning deposits at beginning of period	24,514	56,693

Cash, cash equivalents and interest-earning deposits at end of period	$20,888	$35,465

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest on deposits	$961	$1,201
Interest on borrowed funds	$477	$782
Interest on subordinated debentures	$151	$158
Income taxes	—	$45
Real estate acquired in settlement of loans	$1,275	$3,689

See accompanying notes to financial statements.

Notes To Consolidated Financial Statements

(1)	Basis of Presentation

The condensed consolidated financial statements include the accounts of Jefferson Bancshares, Inc. (the “Company” or “Jefferson Bancshares”) and its wholly-owned subsidiary, Jefferson Federal Bank (the “Bank” or “Jefferson Federal”). The accompanying interim condensed consolidated financial statements, presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the interim periods. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the Securities and Exchange Commission on September 30, 2013. All dollar amounts, other than per-share amounts, are in thousands unless otherwise noted.

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

Earnings per common share and diluted earnings per common share have been computed on the basis of dividing net earnings by the weighted-average number of shares of common stock outstanding, exclusive of unallocated employee stock ownership plan (“ESOP”) shares. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and are determined using the treasury stock method. For the three and nine months ended March 31, 2014, stock options to purchase 360,638 shares were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. The following table illustrates the number of weighted-average shares of common stock used in each corresponding earnings per common share calculation:

	Weighted-Average Shares		Weighted-Average Shares
	Outstanding for the		Outstanding for the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Weighted average number of common shares used in computing basic earnings per common share	6,311,614	6,292,214	6,284,605	6,271,036
Effect of dilutive stock options	—	—	—	—

Weighted average number of common shares and dilutive potential common shares used in computing earnings per common share assuming dilution	6,311,614	6,292,214	6,284,605	6,271,036

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

A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The Bank has adopted the guidance and definitions found in ASU 2011-02 in determining if a borrower is experiencing financial difficulties and if a concession has been granted. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. A TDR may be non-accruing or it may accrue interest. A nonaccrual TDR will be returned to accruing status at such time when the borrower successfully performs under the new terms for at least six consecutive months. The Bank’s TDRs totaled $3.9 million at March 31, 2014 compared to $9.1 million at June 30, 2013.

The following table presents the Bank’s loans classified as TDRs by loan type and accrual status as of March 31, 2014:

	March 31, 2014
	Accrual	Non-accrual	Total
	Status	Status	TDRs

Residential mortgage	$952	$—	$952
Multi-family	612	—	612
Construction and land development	262	—	262
Non-residential real estate	182	1,134	1,316
Owner occupied	254	299	553
Commercial	—	157	157
HELOC and junior Lien	—	—	—
Total	$2,262	$1,590	$3,852

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

The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2014:

	Resid. Mtg	Multi- family	Constr and land dev.	Non- residential real estate	Owner occupied	Comm’l	HELOC and junior lien	Consumer	Total

Allowance for Credit Losses:
Balance at June 30, 2013	$665	$475	$491	$981	$347	$2,481	$168	$52	$5,660
Charge Offs	(75)	(398)	(248)	(619)	—	(539)	(4)	(62)	(1,945)
Recoveries	—	—	49	—	66	77	—	12	204
Provision	298	(26)	576	510	(4)	(1,379)	(16)	41	—
Balance at March 31, 2014	$888	$51	$868	$872	$409	$640	$148	$43	$3,919

Ending balance, Individually Evaluated	$—	$—	$—	$54	$—	$97	$—	$—	$151
Ending balance, Collectively Evaluated	$888	$51	$868	$818	$409	$543	$148	$43	$3,768

Loans:
Balance at March 31, 2014	$78,449	$9,351	$37,836	$63,232	$74,570	$63,269	$17,392	$2,588	$346,687

Ending balance, Individually Evaluated	$—	$—	$122	$1,134	$—	$540	$—	$—	$1,796
Ending balance, Collectively Evaluated	$78,449	$9,351	$37,714	$62,098	$74,570	$62,729	$17,392	$2,588	$344,891

The following table is an aging analysis of the loan portfolio at March 31, 2014:

	30-59 days past due	60-89 days past due	90 or more days past due and still accruing	Nonaccrual	Total past due and nonaccrual	Total Current	Total loans receivable

Residential Mortgage	$1,565	$17	$—	$1,917	$3,499	$74,950	$78,449
Multi-family	—	—	—	—	—	9,351	9,351
Construction/land development	9	—	—	600	609	37,227	37,836
Non-residential real estate	347	—	—	1,598	1,945	61,287	63,232
Owner occupied	—	—	—	1,061	1,061	73,509	74,570
Commercial	80	—	—	1,626	1,706	61,563	63,269
HELOC and Junior Lien	—	—	—	25	25	17,367	17,392
Consumer	6	—	—	—	6	2,582	2,588

Total	$2,007	$17	$—	$6,827	$8,851	$337,836	$346,687

The following table summarizes the credit risk profile by internally assigned grade at March 31, 2014:

	Residential Mortgage	Multi-family	Constr and land dev.	Non-residential real estate	Owner occupied	Comm’l	HELOC and Junior Lien	Consumer	Total

Grade:
Pass	$73,104	$8,648	$35,607	$52,991	$71,905	$60,942	$17,112	$2,586	$322,895
Watch	2,996	612	700	7,096	1,604	605	255	2	13,870
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2,349	91	1,529	3,145	1,061	1,722	25	—	9,922
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total:	$78,449	$9,351	$37,836	$63,232	$74,570	$63,269	$17,392	$2,588	$346,687

The following table summarizes the composition of impaired loans, the associated specific reserves, and interest income recognized on impaired loans at March 31, 2014:

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Residential mortgage	$—	$—	$—	$—
Multi-family	—	—	—	—
Construction and land development	122	122	—	7
Non-residential real estate	1,080	1,134	54	—
Owner occupied	—	—	—	—
Commercial	443	540	97	5
HELOC and junior lien	—	—	—	—
Consumer	—	—	—	—
Total	$1,645	$1,796	$151	$12

With no related allowance:
Residential mortgage	$1,399	$1,399	$—	$47
Multi-family	612	612	—	39
Construction and land development	1,050	1,050	—	8
Non-residential real estate	1,286	1,286	—	33
Owner occupied	810	810	—	1
Commercial	—	—	—	—
HELOC and junior lien	—	—	—	—
Consumer	—	—	—	—
Total	$5,157	$5,157	$—	$128

Total:
Residential mortgage	$1,399	$1,399	$—	$47
Multi-family	612	612	—	39
Construction and land development	1,172	1,172	—	15
Non-residential real estate	2,366	2,420	54	33
Owner occupied	810	810	—	1
Commercial	443	540	97	5
HELOC and junior lien	—	—	—	—
Consumer	—	—	—	—
Total	$6,802	$6,953	$151	$140

Average impaired loans for the nine months ended March 31, 2014	$9,320

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

At March 31, 2014, we had approximately $16.6 million in commitments to extend credit, consisting entirely of commitments to fund real estate loans. In addition to commitments to originate loans, at March 31, 2014, we had $547,000 in unused letters of credit and approximately $30.1 million in unused lines of credit.

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

The table below summarizes the status of the Company’s stock option plans as of March 31, 2014:

	Nine Months Ended
	March 31, 2014
		Weighted-
		average
	Shares	exercise price

Outstanding at beginning of period	360,638	$13.04
Granted during the nine-month period	—	—
Options forfeited	(340,638)	13.69
Options exercised	—	—
Outstanding at March 31, 2014	20,000	$1.97

Options exercisable at March 31, 2014	4,000	$1.97

The following information applies to options outstanding at March 31, 2014:

Number outstanding	20,000
Range of exercise prices	$1.97
Weighted-average exercise price	$1.97
Weighted-average remaining contractual life	8.33
Number of options remaining for future issuance	678,750

The fair value of stock options granted is amortized as compensation expense on a straight-line basis over the five year vesting period of the grant. Compensation expense related to stock options was approximately $4,000 for the nine months ended March 31, 2014.

(10)	Investment Securities

Investment securities are summarized as follows:

At March 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$17,420	$46	$(504)	$16,962
Mortgage-backed	62,392	887	(711)	62,568
Municipals	7,940	192	(147)	7,985
Other Securities	607	—	(114)	493
Total securities available-for-sale	$88,359	$1,125	$(1,476)	$88,008

Weighted-average rate	2.13%

Pledged at March 31, 2014	$39,673

At June 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale
Debt securities:
Federal agency	$21,985	$88	$(420)	$21,653
Mortgage-backed	65,607	1,096	(835)	65,868
Municipals	8,004	172	(171)	8,005
Other Securities	607	—	(109)	498
Total securities available-for-sale	$96,203	$1,356	$(1,535)	$96,024

Weighted-average rate	1.83%

Pledged at June 30, 2013	$11,017

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2014
Federal agency securities	$9,527	$(440)	$936	$(64)	$10,463	$(504)
Mortgage-backed securities	20,387	(429)	7,042	(282)	27,429	(711)
Municipal securities	2,373	(114)	902	(33)	3,275	(147)
Other securities	—	—	493	(114)	493	(114)
	$32,287	$(983)	$9,373	$(493)	$41,660	$(1,476)

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

Federal Agency Securities – The unrealized losses of $504,000 for these eleven federal agency securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

GSE Residential Mortgage-Backed Securities – The unrealized losses of $711,000 for these thirty-eight GSE mortgage-backed securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Municipal Securities – The unrealized losses of $147,000 for these seven investments in municipal securities were caused by changes in market interest rates. The contractual cash flows of these investments are guaranteed by municipal agencies themselves. Accordingly it is expected that the securities would not be settled at a price less than the amortized bases of the Company’s investments. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments before recovery of their amortized cost bases and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Other Securities – The unrealized loss of $114,000 on this collateralized debt obligation (“CDO”) was a result of updated variables and inputs that comprise the model used in the semi-annual independent valuation of this security. The collateral for the CDO investment is comprised of trust preferred securities and senior and subordinated debt issued by banks, insurance companies, REITs, real estate operating companies and homebuilding companies. The CDO is valued by evaluating all relevant credit and structural aspects of the instrument, determining appropriate performance assumptions and performing a discounted cash flow analysis. Given the expected improvement in the future performance of the collateral, the unrealized loss is not deemed to be attributable to credit quality. Since the Company does not intend to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014.

Maturities of debt securities at March 31, 2014 are summarized as follows:

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Within 1 year	$2,790	$2,798	1.36%
Over 1 year through 5 years	6,842	6,769	1.53%
After 5 years through 10 years	20,500	20,368	1.88%
Over 10 years	58,227	58,073	2.20%
	$88,359	$88,008	2.05%

(11)	Fair Value Disclosures

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

March 31, 2014
Total Carrying
				Amount in	Assets/Liabilities
				Statement of	Measured at
Description	Level 1	Level 2	Level 3	Financial Condition	Fair Value

Securities available for sale	—	$87,136	$872	$88,008	$88,008

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

	March 31, 2014
				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)

Impaired Loans	—	—	$6,802	—
Other real estate owned	—	—	4,928	—

The carrying value and estimated fair value of the Company’s financial instruments are as follows:

	At		At
	March 31, 2014		June 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks and interest-earning deposits with banks	$20,888	$20,888	$24,514	$24,514
Available-for-sale securities	88,008	88,008	96,024	96,024
Federal Home Loan Bank stock	4,635	4,635	4,735	4,735
Bank owned life insurance	7,281	7,281	7,100	7,100
Loans receivable, net	342,303	344,897	321,299	329,268
Accrued interest receivable	1,321	1,321	1,409	1,409
Loans held-for-sale	165	165	97	97

Financial liabilities:
Deposits	(383,974)	(375,586)	(399,642)	(391,442)
Borrowed funds	(60,492)	(61,124)	(38,177)	(39,505)
Subordinated debentures	(7,442)	(5,650)	(7,358)	(4,950)

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	16,577	—	15,330
Unused letters of credit	—	547	—	320
Unused lines of credit	—	30,142	—	27,663

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

In connection with its October 2008 acquisition of State of Franklin Bancshares, Inc. (“State of Franklin”), the Company acquired State of Franklin Statutory Trust II (the “Trust”) and assumed the Trust’s obligation with respect to certain capital securities described below. On December 13, 2006, State of Franklin issued $10.3 million of junior subordinated debentures to the Trust, a Delaware business trust wholly owned by State of Franklin. The Trust (a) sold $10.0 million of capital securities through its underwriters to institutional investors and upstreamed the proceeds to State of Franklin and (b) issued $310,000 of common securities to State of Franklin. The sole assets of the Trust are the $10.3 million of junior subordinated debentures issued by State of Franklin. The securities are redeemable at par after January 30, 2013, and have a final maturity of January 30, 2037. The interest is payable quarterly at a floating rate equal to 3-month LIBOR plus 1.7%.

On September 25, 2013, the Company notified the Trustee of the Trust that, beginning with the October 30, 2013 interest payment period, the Company would end its prior election to defer all payments of interest on the junior subordinated debentures and pay all deferred interest and additional interest due on the junior subordinated debentures as of October 30, 2013.

(13)	Subsequent Events

The Company has evaluated subsequent events for potential recognition and disclosure for the three months ended March 31, 2014. No items were identified during this evaluation that required adjustment to or disclosure in the accompanying financial statements.

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

Results of Operations for the Three and Nine Months Ended March 31, 2014 and 2013

Net Income

For the three months ended March 31, 2014, net income totaled $440,000, or $0.07 per diluted share, compared to net income of $386,000, or $0.06 per diluted share, for the quarter ended March 31, 2013. For the nine months ended March 31, 2014, net income totaled $1.4 million, or $0.22 per diluted share, compared to net income of $1.0 million, or $0.16 per diluted share, for the nine months ended March 31, 2013. The improvement in net income is largely the result of a lower provision for loan losses and lower noninterest expense which more than offset a decrease in net interest income and noninterest income during the three and nine months ended March 31, 2014.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Net earnings	$440	$386	$1,382	$1,029
Net earnings per share, basic	$0.07	$0.06	$0.22	$0.16
Net earnings per share, diluted	$0.07	$0.06	$0.22	$0.16
Return on average assets (annualized)	0.35%	0.30%	0.37%	0.27%
Return on average equity (annualized)	3.23%	2.87%	3.42%	2.56%

Net Interest Income

Net interest income before loan loss provision remained relatively unchanged at $4.0 million for the three months ended March 31, 2014 compared to the same period in 2013. The interest rate spread and net interest margin for the quarter ended March 31, 2014 were 3.60% and 3.67%, respectively, compared to 3.54% and 3.63%, respectively, for the same period in 2013.

The following table summarizes changes in interest income and expense for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$4,094	$4,277	$(183)	(4.3%)
Investment securities	475	437	38	8.7%
Interest-earning deposits	4	16	(12)	(75.0%)
FHLB stock	48	51	(3)	(5.9%)
Total interest income	4,621	4,781	(160)	(3.3%)

Interest expense:
Deposits	302	358	(56)	(15.6%)
Repurchase agreements	—	1	(1)	(100.0%)
Borrowings	226	313	(87)	(27.8%)
Subordinated notes & debentures	77	79	(2)	(2.5%)
Total interest expense	605	751	(146)	(19.4%)

Net interest income	$4,016	$4,030	$(14)	(0.3%)

For the nine months ended March 31, 2014, net interest income decreased $251,000, or 2.0%, to $12.0 million compared to $12.3 million for the same period in 2013. The interest rate spread and net interest margin for the nine months ended March 31, 2014 were 3.55% and 3.63%, respectively, compared to 3.54% and 3.63%, respectively, for the same period in 2013.

The following table summarizes changes in interest income and expense for the nine month periods ended March 31, 2014 and 2013:

	Nine Months Ended
	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)

Interest income:
Loans	$12,364	$13,197	$(833)	(6.3%)
Investment securities	1,429	1,266	163	12.9%
Interest-earning deposits	20	60	(40)	(66.7%)
FHLB stock	146	158	(12)	(7.6%)
Total interest income	13,959	14,681	(722)	(4.9%)

Interest expense:
Deposits	959	1,190	(231)	(19.4%)
Repurchase agreements	1	4	(3)	(75.0%)
Borrowings	720	950	(230)	(24.2%)
Subordinated notes & debentures	235	242	(7)	(2.9%)
Total interest expense	1,915	2,386	(471)	(19.7%)

Net interest income	$12,044	$12,295	$(251)	(2.0%)

The following table summarizes average balances and average yields and costs for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Average	Yield/	Average	Yield/	Average	Yield/	Average	Yield/
	Balance	Cost	Balance	Cost	Balance	Cost	Balance	Cost
	(Dollars in thousands)				(Dollars in thousands)

Loans	$339,249	4.89%	$318,078	5.45%	$330,112	4.99%	$322,346	5.45%
Investment securities	92,128	2.15%	98,485	1.86%	96,374	2.01%	91,112	1.92%
Interest-earning deposits	9,646	0.17%	30,526	0.21%	11,867	0.22%	34,540	0.23%
FHLB stock	4,697	4.14%	4,735	4.37%	4,722	4.12%	4,735	4.45%
Deposits	331,877	0.37%	354,076	0.41%	338,783	0.38%	355,887	0.45%
FHLB advances	55,654	1.65%	37,657	3.37%	44,897	2.14%	37,721	3.35%
Repurchase agreements	957	0.00%	972	0.42%	1,100	0.12%	959	0.56%
Subordinated debentures	7,423	4.21%	7,311	4.38%	7,395	4.23%	7,284	4.43%

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

	Three Months			Nine Months
	Ended March 31,			Ended March 31,
	2014 Compared to 2013			2014 Compared to 2013
	Increase (Decrease)			Increase (Decrease)
	Due To			Due To
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$273	$(456)	$(183)	$312	$(1,145)	$(833)
Investment securities	(28)	66	38	83	80	163
Daily interest-earning deposits and other interest-earning assets	(9)	(6)	(15)	(39)	(13)	(52)
Total interest-earning assets	236	(396)	(160)	356	(1,078)	(722)

Interest expense:
Deposits	(22)	(34)	(56)	(55)	(176)	(231)
FHLB advances	113	(200)	(87)	158	(388)	(230)
Repurchase agreements	—	(1)	(1)	1	(4)	(3)
Subordinated debentures	1	(3)	(2)	3	(10)	(7)
Total interest-bearing liabilities	92	(238)	(146)	107	(578)	(471)
Net change in interest income	$144	$(158)	$(14)	$249	$(500)	$(251)

Total interest income decreased $160,000, or 3.3%, to $4.6 million for the three months ended March 31, 2014 and decreased $722,000, or 4.9%, to $14.0 million for the nine months ended March 31, 2014 compared to the prior year periods due primarily to lower market interest rates. The average yield on interest-earning assets was 4.22% and 4.20%, respectively, for the three and nine months ended March 31, 2014 compared to 4.31% and 4.33%, respectively, for the same periods in 2013.

Interest on loans decreased $183,000, or 4.3%, to $4.1 million for the three months ended March 31, 2014 and decreased $833,000, or 6.3%, to $12.4 million for the nine months ended March 31, 2014 compared to the prior year periods. The average balance of loans increased $21.2 million, or 6.7%, to $339.2 million for the three months ended March 31, 2014 and increased $7.8 million, or 2.4%, to $330.1 million for the nine months ended March 31, 2014. The increase in the average balance of loans is due to an increase in loan demand. The average yield on loans was 4.89% and 4.99%, respectively, for the three and nine months ended March 31, 2014, compared to 5.45% and 5.45%, respectively, for the same periods in 2013.

Interest on investment securities increased $38,000, or 8.7%, to $475,000 for the three months ended March 31, 2014 and increased $163,000, or 12.9%, to $1.4 million for the nine months ended March 31, 2014 compared to the prior year periods. The average balance of investment securities decreased $6.4 million to $92.1 million for the three months ended March 31, 2014 and increased $5.3 million to $96.4 million for the nine months ended March 31, 2014 compared to the same periods in 2013. The average yield on investment securities increased 29 basis points to 2.15% for the three months ended March 31, 2014 and increased 9 basis points to 2.01% for the nine months ended March 31, 2014 compared to the same periods in 2013.

Total interest expense decreased $146,000, or 19.4%, to $605,000 for the three month period ended March 31, 2014 and decreased $471,000, or 19.7%, to $1.9 million for the nine month period ended March 31, 2014 compared to the prior year periods. The decrease for both periods was primarily due to lower interest rates on interest-bearing liabilities. Interest expense on deposits decreased $56,000, or 15.6%, to $302,000 for the three month period ended March 31, 2014 and decreased $231,000, or 19.4%, to $959,000 for the nine months ended March 31, 2014 compared to the same periods in 2013. The decrease in interest expense on deposits was primarily due to downward repricing of certificates of deposit coupled with a lower average balance. The average rate paid on deposits decreased 4 basis points to 0.37% for the three months ended March 31, 2014 and decreased 7 basis points to 0.38% for the nine months ended March 31, 2014 compared to the prior year periods. Interest expense on FHLB advances decreased $87,000, or 27.8%, to $226,000 for the three months ended March 31, 2014 and decreased $230,000, or 24.2%, to $720,000 for the nine months ended March 31, 2014 compared to the same periods in 2013. The decrease in interest expense on advances is due to lower rates paid on FHLB advances partially offset by a higher average balance.

Provision for Loan Losses

There was no provision for loan losses for the three and nine month periods ended March 31, 2014 compared to $200,000 and $800,000, respectively, for the same periods in 2013. The decrease in the provision for loan losses is the result of improvements in asset quality. Net charge-offs for the three and nine month periods ended March 31, 2014 amounted to $54,000 and $1.7 million, respectively, compared to $232,000 and $982,000 for the comparable periods in 2013. A significant portion of the loan charge-offs during the nine months ended March 31, 2014 were against specific reserves and did not require replenishment of the allowance for loan losses. Management reviews the level of the allowance for loan losses on a monthly basis and establishes the provision for loan losses based on changes in the nature and volume of the loan portfolio, the amount of impaired and classified loans, historical loan loss experience and other qualitative factors. In addition, the Federal Deposit Insurance Corporation and Tennessee Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses and may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Noninterest Income

Noninterest income decreased $61,000, or 11.0%, to $493,000 for the three months ended March 31, 2014 and decreased $266,000, or 14.8%, to $1.5 million for the nine months ended March 31, 2014 compared to the same periods in 2013. The decrease was primarily the result of a decrease in mortgage origination fee income totaling $66,000 and $263,000, respectively, for the three and nine months ended March 31, 2014 compared to the prior year periods. The decrease in mortgage origination fee is due to a decline in refinance originations.

The following table summarizes changes in noninterest income for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,		$	%
	2014	2013	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$31	$97	$(66)	(68.0%)
Service charges and fees	237	251	(14)	(5.6%)
BOLI increase in cash value	60	61	(1)	(1.6%)
Other	165	145	20	13.8%
Total noninterest income	$493	$554	$(61)	(11.0%)

The following table summarizes changes in noninterest income for the nine month periods ended March 31, 2014 and 2013:

	Nine Months Ended
	March 31,		$	%
	2014	2013	Change	Change
	(Dollars in thousands)

Noninterest income:
Mortgage origination fee income	$111	$374	$(263)	(70.3%)
Service charges and fees	732	780	(48)	(6.2%)
Gain on sale of fixed assets	—	1	(1)	(100.0%)
Gain on investment securities	1	12	(11)	(91.7%)
BOLI increase in cash value	182	181	1	0.6%
Other	508	452	56	12.4%
Total noninterest income	$1,534	$1,800	$(266)	(14.8%)

Noninterest Expense

Noninterest expense remained relatively unchanged at $3.8 million for the three months ended March 31, 2014 compared to the same period in 2013. Noninterest expense for the three months ended March 31, 2014 included acquisition related expenses totaling $226,000.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the three months ended March 31, 2014 compared to the same period in 2013.

	Three Months Ended
	March 31,		$	%
	2014	2013	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$1,638	$1,712	$(74)	(4.3%)
Occupancy expense	345	322	23	7.1%
Equipment and data processing expense	615	589	26	4.4%
Deposit insurance premiums	166	278	(112)	(40.3%)
Advertising	10	82	(72)	(87.8%)
Professional services	189	123	66	53.7%
Valuation adjustment and expenses on OREO	96	128	(32)	(25.0%)
	17	(28)	45	(160.7%)
Amortization of intangible assets	78	92	(14)	(15.2%)
Other	687	547	140	25.6%
Total noninterest expense	$3,841	$3,845	$(4)	(0.1%)

Noninterest expense decreased $376,000, or 3.2%, to $11.5 million for the nine months ended March 31, 2014 compared to $11.9 million for the same period in 2013. Noninterest expense for the nine months ended March 31, 2014 included acquisition related expenses totaling $244,000. Valuation adjustments and expenses on OREO decreased $278,000, or 45.8%, to $329,000 for the nine months ended March 31, 2014 compared to $607,000 for the same period in 2013. Loss on sale of foreclosed property decreased $100,000, or 55.2%, to $81,000 for the nine months ended March 31, 2014 compared to $181,000 for the same period in 2013. Deposit insurance premiums decreased $191,000, or 27.5%, to $504,000 for the nine months ended March 31, 2014 compared to $695,000 for the same period in 2013.

The following table summarizes the dollar amounts for each category of noninterest expense, and the dollar and percent changes for the nine months ended March 31, 2014 compared to the same period in 2013.

	Nine Months Ended
	March 31,		$	%
	2014	2013	Change	Change
	(Dollars in thousands)

Noninterest expense:
Compensation and benefits	$5,165	$5,159	$6	0.1%
Occupancy expense	1,005	1,025	(20)	(2.0%)
Equipment and data processing expense	1,872	1,805	67	3.7%
Deposit insurance premiums	504	695	(191)	(27.5%)
Advertising	165	171	(6)	(3.5%)
Professional services	399	368	31	8.4%
Valuation adjustment and expenses on OREO	329	607	(278)	(45.8%)
Loss on foreclosed real estate, net	81	181	(100)	(55.2%)
Amortization of intangible assets	252	294	(42)	(14.3%)
Other	1,773	1,616	157	9.7%
Total noninterest expense	$11,545	$11,921	$(376)	(3.2%)

Income Taxes

Income tax expense for the three and nine months ended March 31, 2014 increased to $228,000 and $651,000, respectively, compared to income tax expense of $153,000 and $345,000, respectively, for the same periods in 2013. The increase in income tax expense for both periods was due to higher taxable income.

Financial Condition

Cash, Cash Equivalents and Interest-Earning Deposits

Cash, cash equivalents, and interest-earning deposits totaled $20.9 million at March 31, 2014 and $24.5 million at June 30, 2013.

Investments

The Company’s investment security portfolio primarily consists of U.S. Government agency obligations, mortgage-backed securities issued by government-sponsored entities, and municipal bonds. Investment securities decreased to $88.0 million at March 31, 2014 compared to $96.0 million at June 30, 2013. The decrease in the investment portfolio reflects sales, paydowns and calls of securities totaling approximately $18.3 million partially offset by security purchases totaling $10.9 million. Investments classified as available-for-sale are carried at fair market value and reflect an unrealized loss of $351,000, or $217,000 net of taxes, at March 31, 2014.

Loans

Net loans increased $21.0 million, or 6.5%, to $342.3 million at March 31, 2014, compared to $321.3 million at June 30, 2013 due to an increase in loan demand.

Loans receivable, net, are summarized as follows:

	At		At
	March 31,		June 30,
	2014		2013
		Percent		Percent	$	%
	Amount	of Portfolio	Amount	of Portfolio	Change	Change
	(Dollars in thousands)
Real estate loans:
Residential one-to four-family	$81,117	23.4%	$87,233	26.7%	$(6,116)	(7.0%)
Home equity line of credit	17,391	5.0%	16,259	5.0%	1,132	7.0%
Commercial	133,676	38.6%	120,205	36.7%	13,471	11.2%
Multi-family	9,351	2.7%	13,509	4.1%	(4,158)	(30.8%)
Construction	16,881	4.9%	6,692	2.0%	10,189	152.3%
Land	22,361	6.4%	22,296	6.8%	65	0.3%

Total real estate loans	280,777	81.0%	266,194	81.3%	14,583	5.5%

Commercial business loans	63,322	18.3%	57,288	17.5%	6,034	10.5%

Consumer loans:
Automobile loans	473	0.1%	510	0.2%	(37)	(7.3%)
Loans secured by deposits	370	0.1%	340	0.1%	30	8.8%
Other consumer loans	1,745	0.5%	2,971	0.9%	(1,226)	(41.3%)

Total consumer loans	2,588	0.7%	3,821	1.2%	(1,233)	(32.3%)

Total gross loans	346,687	100.0%	327,303	100.0%	19,384	5.9%

Less:
Deferred loan fees, net	(465)		(344)		(121)	35.2%
Allowance for losses	(3,919)		(5,660)		1,741	(30.8%)
Loans receivable, net	$342,303		$321,299		$21,004	6.5%

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

The allowance for loan losses was $3.9 million at March 31, 2014 compared to $5.7 million at June 30, 2013. Our allowance for loan losses represented 1.13% of total loans and 57.40% of nonperforming loans at March 31, 2014 compared to 1.73% of total loans and 44.23% of nonperforming loans at June 30, 2013.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$3,973	$5,702	$5,660	$5,852
Provision for loan losses	—	200	—	800
Recoveries	4	27	204	427
Charge-offs	(58)	(259)	(1,945)	(1,409)
Net charge-offs	(54)	(232)	(1,741)	(982)
Allowance at end of period	$3,919	$5,670	$3,919	$5,670

Net charge-offs to average outstanding loans during the period, annualized	0.06%	0.29%	0.70%	0.41%

Nonperforming Assets

We consider repossessed assets and nonaccrual loans to be nonperforming assets. Loans are reviewed on a monthly basis and are generally placed on nonaccrual status when the loan becomes more than 90 days delinquent. Nonperforming assets totaled $12.6 million, or 2.49% of total assets, at March 31, 2014, compared to $19.2 million, or 3.81% of total assets, at June 30, 2013. Nonaccrual loans totaled $6.8 million at March 31, 2014 compared to $12.8 million at June 30, 2013. TDRs were $3.9 million at March 31, 2014 compared to $9.1 million at June 30, 2013. In general, a TDR exists when we grant a concession to a borrower experiencing financial difficulty that we normally would not otherwise consider. These concessions can result in avoidance of foreclosure proceedings and can result in the full repayment of the loan principal amount. The majority of the Bank’s TDRs involve a modification involving changes in amortization terms, reductions in interest rates, interest only payments and, in limited cases, concessions to outstanding loan balances. The amount of accruing TDRs totaled $2.3 million at March 31, 2014 compared to $1.6 million at June 30, 2013. Foreclosed real estate totaled $4.9 million at March 31, 2014 compared to $5.4 million at June 30, 2013. Foreclosed real estate is initially recorded at the lower of the amount of the loan or the fair value of the foreclosed real estate, less estimated selling costs. Any initial writedown to fair value is charged to the allowance for loan losses. Any subsequent writedown of foreclosed real estate is charged against earnings. Foreclosed real estate at March 31, 2014 consisted of vacant land totaling $3.2 million, residential property totaling $946,000, and commercial real estate totaling $812,000.

	At	At
	March 31,	June 30,
	2014	2013
	(Dollars in thousands
Nonaccrual loans:
Real estate	$3,768	$4,597
Commercial business	1,469	211
Consumer	—	439
Total nonaccrual loans	5,237	5,247

Nonaccrual restructured loans:
Real estate	1,433	7,312
Commercial business	157	237
Consumer	—	—
Total nonaccrual restructured loans	1,590	7,549
Total nonperforming loans	6,827	12,796

Nonaccrual investments	872	942
Real estate owned	4,928	5,433
Other nonperforming assets	—	—

Total nonperforming assets	$12,627	$19,171

Accruing restructured loans	$2,262	$1,553

Accruing restructured loans and nonperforming loans	$9,089	$14,349

Total nonperforming loans to total loans	1.97%	3.91%
Total nonperforming loans to total assets	1.35%	2.54%
Total nonperforming assets to total assets	2.49%	3.81%

The following table summarizes activity in OREO during the nine months ended March 31, 2014:

OREO balance at beginning of period	$5,433
OREO acquired	1,275
OREO sold	(1,500)
Initial valuation adjustments	(229)
Subsequent valuation adjustments	(51)
OREO ending balance	$4,928

Bank Owned Life Insurance

We hold bank owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI provides earnings from accumulated cash value growth and provides tax advantages inherent in a life insurance contract. The cash surrender value of the BOLI at March 31, 2014 was $7.3 million.

Deposits

Total deposits decreased $15.7 million to $384.0 million at March 31, 2014 compared to $399.6 million at June 30, 2013 primarily due to planned runoff of certificates of deposit through lower interest rates and fluctuations in existing customer balances. Certificates of deposit decreased $10.0 million, or 6.7%, to $138.2 million while transaction accounts decreased $5.7 million, or 2.3%, to $245.8 million at March 31, 2014. Certificates of deposit comprised 36.0% of total deposits at March 31, 2014 compared to 37.1% of total deposits at June 30, 2013.

	At	At
	March 31,	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)

Noninterest-bearing accounts	$55,395	$54,765	$630	1.2%
NOW accounts	53,555	54,164	(609)	(1.1%)
Savings accounts	87,327	91,280	(3,953)	(4.3%)
Money market accounts	49,546	51,324	(1,778)	(3.5%)
Certificates of deposit	138,151	148,109	(9,958)	(6.7%)
Total	$383,974	$399,642	$(15,668)	(3.9%)

Advances

FHLB advances totaled $59.9 million at March 31, 2014 compared to $37.6 million at June 30, 2013. Additional FHLB advances have been utilized to manage daily liquidity needs and to support loan growth.

Stockholders’ Equity

Stockholders’ equity was $54.4 million at March 31, 2014 compared to $53.0 million at June 30, 2013. The increase was primarily due to net income of $1.4 million for the nine months ended March 31, 2014. Unrealized gains and losses, net of taxes, in the available-for-sale investment portfolio are reflected as an adjustment to stockholders’ equity. At March 31, 2014, the adjustment to stockholders’ equity was a net unrealized loss of $217,000 compared to an unrealized loss of $111,000 at June 30, 2013.

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

Our most liquid assets are cash and cash equivalents and marketable investment securities that are not pledged as collateral. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $20.9 million compared to $24.5 million at June 30, 2013. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $88.0 million at March 31, 2014 compared to $96.0 million at June 30, 2013. At March 31, 2014, approximately $39.7 million of the investment portfolio was pledged as collateral for municipal deposits, FHLB borrowings and repurchase agreements. Municipal deposits totaled $5.7 million at March 31, 2014. The Company’s external sources of liquidity include borrowing capacity with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and other correspondent banks. FHLB advances totaled $59.9 million at March 31, 2014 compared to $37.6 million at June 30, 2013. At March 31, 2014, borrowing capacity with the FHLB totaled $70.1 million based on pledged collateral, of which $10.3 million was unused. Additional eligible collateral may be transferred to the FHLB to increase borrowing capacity. The Company can borrow from the Federal Reserve Bank of Atlanta’s discount window to meet short-term liquidity requirements. At March 31, 2014, the Company had approximately $21.5 million of unused borrowing capacity based on pledged collateral with the Federal Reserve Bank discount window. In addition, the Company also maintains federal funds lines with two correspondent banks totaling $18.5 million under which no borrowings were outstanding. These federal funds lines may be terminated at any time and may not be outstanding for more than 14 consecutive days.

The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2014, we had approximately $16.6 million in loan commitments, consisting of commitments to fund real estate loans. In addition to commitments to originate loans, we had $547,000 in unused letters of credit and approximately $30.1 million in unused lines of credit. At March 31, 2014, we had approximately $72.2 million in certificates of deposit due within one year, $24.8 million in certificates of deposit without specific maturities and $245.8 million in other deposits without specific maturities. We believe, based on past experience, that a significant portion of those deposits will remain with us. Deposit flows are affected by the overall level of interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products in order to attract deposits. We experienced a net decrease in total deposits of $15.7 million during the nine-month period ended March 31, 2014.

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

For the three months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Capital Compliance

The Bank is subject to various regulatory capital requirements administered by the banking regulatory agencies. As of March 31, 2014, Jefferson Federal met each of its capital requirements. The Company and Bank’s actual capital amounts and ratios as of March 31, 2014 and June 30, 2013 are presented in the table below:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)

At March 31, 2014

Total Risk-Based Capital (To Risk Weighted Assets)
Consolidated	$55,327	15.17%	$29,170	≥	8.0%	NA
Jefferson Federal Bank	52,078	14.28%	29,165	≥	8.0%	36,457 ≥	10.0%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	51,408	14.10%	14,585	≥	4.0%	NA
Jefferson Federal Bank	48,159	13.21%	14,583	≥	4.0%	21,874 ≥	6.0%

Tier 1 Capital (To Average Assets)
Consolidated	51,408	10.47%	19,647	≥	4.0%	NA
Jefferson Federal Bank	48,159	9.81%	19,644	≥	4.0%	24,555 ≥	5.0%

At June 30, 2013

Total Risk-Based Capital (To Risk Weighted Assets)
Consolidated	$53,507	15.25%	$28,078	≥	8.0%	NA
Jefferson Federal Bank	49,773	14.18%	28,075	≥	8.0%	35,093 ≥	10.0%

Tier 1 Capital (To Risk Weighted Assets)
Consolidated	49,104	13.99%	14,039	≥	4.0%	NA
Jefferson Federal Bank	45,361	12.93%	14,037	≥	4.0%	21,056 ≥	6.0%

Tier 1 Capital (To Average Assets)
Consolidated	49,104	9.97%	19,697	≥	4.0%	NA
Jefferson Federal Bank	45,361	9.21%	19,695	≥	4.0%	24,619 ≥	5.0%

Under the capital regulations of the FDIC, Jefferson Federal must satisfy various capital requirements. Banks supervised by the FDIC must maintain a minimum leverage ratio of core (“Tier I”) capital to average adjusted assets of at least 3.00% if a particular institution has the highest examination rating and at least 4.00% for all others. At March 31, 2014, Jefferson Federal’s leverage capital ratio was 9.81%. The FDIC’s risk-based capital rules require banks supervised by the FDIC to maintain a ratio of risk-based capital to risk-weighted assets of at least 8.00%. Risk-based capital for Jefferson Federal is defined as Tier 1 capital plus Tier 2 capital. At March 31, 2014, Jefferson Federal had a ratio of total capital to risk-weighted assets of 14.28%. At March 31, 2014, the Bank met the minimum regulatory capital requirements, and the Bank was “well-capitalized” within the meaning of federal regulatory requirements.

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

Item 4.    Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On January 31, 2014, a class action complaint, captioned William P. Cooper III v. Jefferson Bancshares, Inc., et al., was filed under Case No. 2014-cv-35 in the Chancery Court of Hamblen County, Tennessee, against the Company, its directors, the Bank, HomeTrust Bancshares, Inc. (“HomeTrust”) and HomeTrust Bank challenging the merger of the Company with and into HomeTrust. On April 1, 2014, the plaintiff filed an amended class action complaint. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company and its stockholders by agreeing to the proposed merger at an unfair price pursuant to a flawed sales process, by agreeing to terms with HomeTrust that discourages other bidders and by filing an initial Form S-4 registration statement which included a preliminary proxy statement/prospectus that purportedly omits material information. The plaintiff further alleges that the Company’s directors and officers were not independent or disinterested with respect to the merger. The plaintiff also alleges that HomeTrust and HomeTrust Bank aided and abetted the Company directors’ breaches of fiduciary duties. The complaint seeks, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. The Company, its directors, and HomeTrust believe this action is without merit and intend to vigorously defend against the lawsuit. On April 24, 2014, the Company and the other defendants filed a motion to dismiss the lawsuit in the Chancery Court of Hamblen County, Tennessee.

Except as described above, Jefferson Bancshares is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving Jefferson Federal, such as claims to enforce liens, condemnation proceedings on properties in which Jefferson Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to Jefferson Federal’s business. Except as described above, Jefferson Federal is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company or the Bank.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Progams	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

Month #1
January 1, 2014 through January 31, 2014	—	—	—	403,553	(1)

Month #2
February 1, 2014 through February 28, 2014	—	—	—	403,553	(1)

Month #3
March 1, 2014 through March 31, 2014	—	—	—	403,553	(1)

Total	—	—	—	403,553

(1)	On November 13, 2008, the Company announced a stock repurchase program under which the Company may repurchase up to 620,770 shares of the Company’s common stock, from time to time, subject to market conditions. The repurchase program will continue until completed or terminated by the Board of Directors.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.   Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of the principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) certification of the principal financial officer
32.0	Section 1350 certification
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCSHARES, INC.

May 15, 2014	/s/ Anderson L. Smith
Anderson L. Smith
President and Chief Executive Officer

May 15, 2014	/s/ Jane P. Hutton
Jane P. Hutton
Chief Financial Officer, Treasurer and Secretary

